Form 10-Q
period 2013-09-30
Cherry Hill Mortgage Investment Corp
filed 2013-11-07
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Maryland	46-1315605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Harper Drive, Suite 110 Moorestown, New Jersey	08057
(Address of Principal Executive Offices)	(Zip Code)

(877) 870 – 7005

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 7, 2013, there were 7,500,000 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

Cherry Hill Mortgage Investment Corporation

Consolidated Balance Sheet

September 30, 2013 (Unaudited) and December 31, 2012

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$14,826	$1,000

Total Assets	$14,826	$1,000

Liabilities
Due to Cherry Hill Mortgage Management, LLC	41,135	—
Accrued expenses	105,000	25,000

Total Liabilities	146,135	25,000

Stockholder’s Deficit
Common stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2013 and 1,000 shares authorized at December 31, 2012, 1,000 shares issued and outstanding	10	10
Preferred stock, $0.01 par value, 100,000,000 shares authorized at September 30, 2013 and no shares authorized at December 31, 2012, no shares issued and outstanding	—	—
Additional paid-in capital	990	990
Deficit accumulated during the development stage	(132,309)	(25,000)

Total Stockholder’s Deficit	(131,309)	(24,000)

Total Liabilities & Equity	$14,826	$1,000

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Consolidated Statements of Operations

Development Stage

(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Cumulative Period from October 31, 2012 (Date of Inception) to September 30, 2013

Audit fees	$35,000	$105,000	$130,000
Administrative expenses	1,054	2,309	2,309

Total expenses	36,054	107,309	132,309

Net loss	$36,054	$107,309	$132,309

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Consolidated Statements of Stockholder’s Deficit

Development Stage

Nine Month Period Ending September 30, 2013

and for the Cumulative Period from October 31, 2012 (date of inception) to September 30, 2013

(Unaudited)

	Common Stock Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Stockholder’s Deficit
Balance October 31, 2012 (date of inception)	—	$—	$—	$—	$—
Common shares issued to founder on December 4th, 2012	1,000	10	990	—	1,000

Net loss	—	—	—	(25,000)	(25,000)

Balance at December 31, 2012	1,000	10	990	(25,000)	(24,000)
Net loss	—	—	—	(107,309)	(107,309)

Balance at September 30, 2013	1,000	$10	$990	$(132,309)	$(131,309)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Consolidated Statements of Cash Flows

Development Stage

(Unaudited)

	Nine Month Period Ended September 30, 2013	Cumulative Since October 31, 2012 (Date of Inception) Through September 30, 2013
Cash flows from operating activities
Net loss	$(107,309)	$(132,309)

Net cash provided (used) in operating activities:	(107,309)	(132,309)
Increase in accrued expenses	80,000	105,000

Net cash used in operating activities	(27,309)	(27,309)

Cash flows from financing activities
Increase in Due to affiliate	41,135	41,135
Proceeds from issuance of common shares to founder	—	1,000

Net cash provided by financing activities	41,135	42,135

Net increase (decrease) in cash	13,826	14,826
Cash beginning of period	1,000	—

Cash end of period	$14,826	$14,826

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

1. Organization and Basis of Presentation

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, the Company was authorized at December 31, 2012 to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at September 30, 2013, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share. The Company commenced operations on or about October 9, 2013.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying condensed consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC and Cherry Hill TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

2. Initial Public Offering and Concurrent Private Placement

On October 9, 2013, the Company completed an initial public offering (the “IPO”) of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148 million, after deducting offering-related expenses payable by the Company. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO are intended to be used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and Agency residential mortgage-backed securities (“RMBS”).

The Company is subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

Prior to the IPO, the sole stockholder of the Company was Stanley Middleman. On December 4, 2012, Mr. Middleman made a $1,000 initial capital contribution to the Company in exchange for 1,000 shares of common stock, and, on October 9, 2013, the Company repurchased these shares from Mr. Middleman for $1,000.

The Company is managed by Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company which is controlled by Mr. Middleman.

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company will elect and intends to qualify as a REIT for U.S. federal income tax purposes for its short taxable year ending December 31, 2013.

3. Significant Accounting Policies

Use of estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the balance sheet, in addition to the reported amount revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation allowance on deferred tax assets.

Offering costs

Offering costs incurred in connection with the Company’s IPO will be reflected as a reduction of additional paid-in-capital. Costs incurred that are not directly associated with the completion of the IPO will be expensed as incurred. As of September 30, 2013, the Manager had incurred approximately $1.6 million of costs relating to the IPO. Offering costs incurred in connection with the IPO included, among others, the fees and disbursements of the Company’s counsel, the costs of printing the prospectus for the IPO, the fees paid to apply to list the Company’s common stock and all filing fees paid in connection with the IPO. However, the Manager agreed to pay the underwriting discounts and commissions and the structuring fee, without reimbursement from the Company.

Cash and cash Equivalents

Cash and cash equivalents consist of unrestricted demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

4. Related Party Transactions

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and the investment guidelines that are approved and monitored by the Company’s Board of Directors. All of the Company’s executive officers and the officers and employees of the Manager are also officers or employees of Freedom Mortgage Corporation (“Freedom Mortgage”).

The Manager is a party to a services agreement with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement (the “Services Agreement”). The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided.

Refer to Note 7 (Subsequent Events) for more information regarding related party transactions.

5. Indirect Expenses

From October 31, 2012 (date of inception) to December 31, 2012, and for the nine months ended September 30, 2013, the Company shared office space with Freedom Mortgage. In accordance with the Management Agreement between the Company and the Manager, the Manager has not allocated rent, overhead, reimbursable executives’ salaries, and other miscellaneous office expenses to the Company, as it had not commenced operations as of September 30, 2013 and had not generated revenue during the period. The Manager will commence allocating expenses to the Company in October 2013, the first month during which the Company commences operations subsequent to the completion of the IPO and the concurrent private placement. The Company monitors and maintains a separate record of such expenses. For the nine month period ending September 30, 2013 and for the cumulative period from October 31, 2012 (date of inception) to September 30, 2013, such expenses amounted to approximately $800 thousand and approximately $840 thousand, respectively.

The Manager has adequate resources independent of the Company to pay these expenses, and the Company has no additional obligation, either direct or indirect, to compensate any party for these expenses.

6. Income Taxes

For the period October 31, 2012 (date of inception) through December 31, 2012, the Company was taxable as a corporation, and as such, was subject to federal, state and local taxation. The Company incurred certain expenses during the period but had not commenced operations. The Company recorded a deferred tax asset of $10 thousand related to these start up expenses. Given that the Company is in its first year of operations and is not expected to realize the benefits of the deferred tax asset, management concluded that a full valuation allowance is required.

On January 1, 2013, the Company elected to be taxed as a Subchapter S corporation and as such all federal tax liabilities are the responsibility of the Company’s sole stockholder. The Company had no state and local income tax liability for the period that it was taxed as a Subchapter S corporation. On October 2, 2013, the Company elected to revoke its Subchapter S election.

7. Subsequent Events

On October 9, 2013, the Company entered into the Strategic Alliance Agreement with Freedom Mortgage, to benefit from having a consistent and predictable source of real estate assets from Freedom Mortgage.

On October 9, 2013, the Company also entered into the Flow and Bulk Excess MSR Acquisition Agreement with Freedom Mortgage, pursuant to which Freedom Mortgage agrees to offer to the Company, and the Company, at its option, may agree to acquire, interests in excess mortgage servicing rights on single family, residential mortgage loans that Freedom Mortgage originates through one of its channels or acquires in bulk from third parties.

On October 9, 2013, the Company also entered into the Pool 1 Excess MSR Acquisition and Recapture Agreement (“Pool 1 Agreement”) with Freedom Mortgage, to acquire Excess MSRs. Under the Pool 1 Agreement, the Company committed to invest approximately $60.6 million to acquire an 85% participation interest in the Excess MSRs related to a pool of predominantly fixed rate, Ginnie Mae-eligible FHA and VA mortgage loans originated by Freedom Mortgage.

On October 9, 2013, the Company also entered into the Pool 2 Excess MSR Acquisition and Recapture Agreement (“Pool 2 Agreement”) with Freedom Mortgage, to acquire Excess MSRs. Under the Pool 2 Agreement, the Company committed to invest approximately $38.4 million to acquire a 50% participation interest in the Excess MSRs related to a pool of Ginnie Mae-eligible VA hybrid adjustable rate mortgages (“ARMs”) originated by a third party seller.

As of November 5, 2013, the Company had acquired approximately $299 million of Agency RMBS, backed by whole pools of 30-year, 20-year and 15-year fixed rate mortgages, and approximately $24 million of forward-settling Agency RMBS where the pool is “to-be-announced” (“TBA”). As of November 5, 2013, the Company had an aggregate of approximately $261 million of short-term borrowings under master repurchase agreements with seven counterparties to finance the acquisition of these Agency RMBS. These borrowings are secured by cash collateral and a portion of the Company’s Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Cherry Hill Mortgage Investment Corporation is a Maryland real estate investment trust that conducts its operations so as to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. In this report, we use the terms “the Company,” “we” or “our” to refer to Cherry Hill Mortgage Investment Corporation and its subsidiaries, unless the context indicates otherwise. The Company is managed by Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company which is controlled by Stanley Middleman.

Forward-Looking Statements

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “potential,” “could,” “predict,” “continue,” “seek,” “assume,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the factors referenced in this report, including those set forth under the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

•	our and our Manager’s lack of operating history and our Manager’s lack of experience operating a REIT;

•	general volatility of the financial markets, including markets for mortgage securities;

•	our use of and dependence on leverage;

•	the lack of certainty as to the future roles and structures of Fannie Mae and Freddie Mac, and changes to legislation and regulations affecting these entities;

•	changes in our business, strategy and investment guidelines;

•	changes in and our perception of changes in our industry;

•	changes in interest rates, interest rate spreads, the yield curve and prepayment rates;

•	increases or decreases in prepayment rates on the mortgage loans underlying our Excess MSRs and our Agency residential mortgage-backed securities (“RMBS”);

•	changes in the market value of our assets, including the impact on margin calls;

•	losses on our target assets;

•	risks associated with our planned hedging activities and the effectiveness of our risk management strategies generally;

•	our ability to maintain our relationship with our Manager and Freedom Mortgage;

•	availability of suitable opportunities to acquire our target assets;

•	availability of financing and the terms of such financings;

•	our ability to consummate contemplated investment opportunities;

•	the level of equity that may be required to support our borrowings;

•	the liquidity of our portfolio or lack thereof;

•	the degree and nature of our competition;

•	changes in business conditions and the economy generally;

•	general volatility of the capital markets and the lack of a public market for our common stock;

•	further deterioration in the credit markets and the residential mortgage markets;

•	availability of qualified personnel, including the continued availability of an external manager;

•	the existence of conflict of interest in our relationship with our Manager and Freedom Mortgage, which could result in decisions that are not in the best interest of our stockholders;

•	our ability to qualify and maintain our qualification as a REIT and limitations imposed on our business by our status as a REIT, including limitations on our ability to hedge and acquire certain types of assets;

•	our ability to maintain our exclusion from regulation as an investment company under the Investment Company Act and possible consequences of not qualifying for or losing that exemption;

•	changes in GAAP, including interpretations thereof;

•	changes in applicable laws and regulations;

•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act; and

•	other risks associated with investing in residential mortgage-backed securities, including changes in business conditions and the general economy.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

For the three-month period and the nine-month period ended September 30, 2013 the Company was a development stage company and incurred expenses of approximately $36 thousand and approximately $107 thousand, respectively. Substantially all of these expenses related to the professional fees for quarterly reviews to be included in our SEC filings.

On October 9, 2013 we completed an initial public offering and a concurrent private placement of 7,500,000 shares of common stock for aggregate net proceeds of $148 million after payment of offering expenses payable by us. Upon receipt of the funds, we purchased excess mortgage servicing rights (“Excess MSRs”) on FHA/VA mortgage loans having an aggregate unpaid principal balance (“UPB”) as of October 9, 2013 of approximately $20.3 billion. These Excess MSRs were acquired from Freedom Mortgage Corporation, a related party, for approximately $99 million. As of November 5, 2013, the Company had acquired approximately $299 million of Agency RMBS, backed by whole pools of 30-year, 20-year and 15-year fixed rate mortgages, and approximately $24 million of forward-settling Agency RMBS where the pool is “to-be-announced” (“TBA”). As of November 5, 2013, the Company had an aggregate of approximately $261 million of short-term borrowings under master repurchase agreements with seven counterparties to finance the acquisition of these Agency RMBS. These borrowings are secured by cash collateral and a portion of the Company’s Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR.

The Company is a newly formed residential real estate finance company that will acquire, invest in and manage residential mortgage assets in the United States. We are externally managed and advised by our Manager, an affiliate of Freedom Mortgage. Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a targeted portfolio of Excess MSRs, Agency RMBS, prime jumbo mortgage loans and other stable and cashflowing residential mortgage assets. We have a strategic alliance with Freedom Mortgage that we believe will provide us with frequent opportunities to acquire Excess MSRs.

Our asset acquisition strategy will focus on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities that our Manager observes in the marketplace. We have allocated, and expect to continue to allocate a majority of our equity capital to the acquisition of Excess MSRs. We have allocated, and expect to continue to allocate a portion of our equity to the acquisition of Agency RMBS and TBA Securities backed by whole pools of 30-year, 20-year and 15-year fixed rate mortgages (“FRMs”) that offer favorable prepayment and duration characteristics. As the market for prime jumbo loans grows, we expect our aggregate portfolio to include this asset class as well. We have financed, and intend to continue to finance our Agency RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, financing availability and market conditions. Our borrowings will primarily consist of short-term borrowings under master repurchase agreements collateralized by our Agency RMBS. We do not have a targeted debt-to-equity ratio for our Agency RMBS, although currently we expect that our debt-to-equity ratio initially will be approximately 8:1 for our Agency RMBS assets and could be as high as 10:1 depending on market conditions. We will evaluate the use of leverage to acquire Excess MSRs if and when it becomes available.

Subject to qualifying and maintaining our qualification as a REIT, we may utilize derivative financial instruments (or hedging instruments) to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives will include, where desirable, locking in, on a long-term basis, a spread between the yield on our assets and the cost of our financing in an effort to improve returns to our stockholders.

We are organized as a Maryland corporation and will elect and intend to qualify to be taxed as a REIT commencing with our short taxable year ending December 31, 2013. We also intend to operate our business in a manner that will permit us to maintain our exclusion from regulation as an investment company under the Investment Company Act.

Factors Impacting our Operating Results

We expect that the results of our operations will be affected by a number of factors and will primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, Excess MSRs, Agency RMBS, prime jumbo loans and other residential mortgage assets in the marketplace. Our net interest income includes the actual interest payments we receive on our Excess MSRs, Agency RMBS and other residential mortgage assets and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Changes in various factors such as prepayment speeds, estimated future cash flows and credit quality could impact the amount of premium to be amortized or discount to be accreted into interest income for a given period. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

Changes in the Market Value of Our Assets

It is our business strategy to hold our Excess MSRs as long-term investments. We expect that our Excess MSRs will be carried at their fair value with changes in the fair value of our Excess MSRs recorded in excess mortgage servicing rights related income or loss in our consolidated statements of operations.

Our Agency RMBS and TBA Securities will be carried at their fair value, as available-for-sale, Accounting for Certain Investments in Debt or Equity Securities, with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our Agency RMBS assets will normally impact our operating results. However, at least on a quarterly basis, we will assess both our ability and intent to continue to hold our Agency RMBS as long-term investments. As part of this process, we will monitor our Agency RMBS assets for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our Agency RMBS assets could result in our recognizing an impairment charge or realizing losses while holding these assets.

Impact of Changes in Market Interest Rates on Excess MSRs

Our Excess MSRs will be subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of Excess MSRs to decrease. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of Excess MSRs to increase. To the extent we do not utilize derivatives to hedge against changes in the fair value of Excess MSRs, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs as interest rates change.

Impact of Changes in Market Interest Rates on Assets Other than Excess MSRs

With respect to our proposed business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our assets to fluctuate in value;

•	the coupons on any RMBS backed by ARMs and hybrid ARMs to increase, although on a delayed basis, to higher interest rates;

•	prepayments on our Agency RMBS and mortgage loan portfolio to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	the value of any interest rate swap agreements we enter into as part of our hedging strategy, to increase.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our Agency RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our assets to fluctuate in value;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease, and

•	coupons on our adjustable-rate and hybrid RMBS assets and mortgage loans to reset, although on a delayed basis, to lower interest rates.

Exposure of Excess MSRs to Prepayment Speed

Prepayment speeds significantly affect the value of Excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. The price we pay to acquire Excess MSRs will be based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of Excess MSRs could exceed their estimated fair value. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

We will seek to reduce our exposure to prepayments through the structuring of our investments in Excess MSRs. For example, we will seek to enter into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We have entered into such agreements with respect to our initial portfolio of Excess MSRs and we may seek to enter into such recapture agreements in the future in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline.

Impact of Interest Rates on Recapture Activity

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity. Since we expect interest rates to rise relative to what they had been in the past, which is likely to reduce the level of voluntary prepayments, we expect Freedom Mortgage’s recapture rate with respect to FHA and VA mortgage loans in its servicing portfolio to be significantly lower than Freedom Mortgage’s monthly weighted average recapture rate with respect to FHA and VA mortgage loans in its servicing portfolio for the period from January 1, 2011 to September 30, 2013. However, since prepayment rates are likely to decline at the same time, we expect overall prepayment rates to remain roughly constant.

Exposure of Assets, Other than Excess MSRs, to Prepayment Speed

The value of our assets may be affected by prepayment rates on mortgage loans. If we acquire mortgage loans and mortgage related securities, including Agency RMBS, we anticipate that the mortgage loans or the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our Agency RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on our Agency RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors, none of which can be predicted with any certainty. Based on our experience, we expect that over time our ARM and hybrid ARM Agency RMBS and mortgage loans will experience higher prepayment rates than do fixed-rate Agency RMBS and mortgage loans, as we believe that homeowners with ARMs and hybrid ARMs exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on ARMs accelerate significantly as the coupon reset date approaches.

Spreads on Agency RMBS

The spread between the yield on our assets and our funding costs will affect the performance of our business. Wider spreads imply greater income on new asset purchases but may have a negative impact on our stated book value. Wider spreads may also negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases but may have a positive impact on stated book value of our existing assets. In this case we may be able to reduce the amount of collateral required to secure borrowings.

Extension Risk

Our Manager will compute the projected weighted-average life of our assets based on assumptions regarding the rate at which the borrowers will prepay the underlying mortgages. In general, when we acquire Agency RMBS backed by FRMs or hybrid ARMs, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes all or a portion of our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related assets.

If prepayment rates decrease in a rising interest rate environment, however, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This longer than expected life of the fixed-rate portion of the related asset could have a negative impact on our results of operations, as borrowing costs would no longer be fixed after the end of the swap agreement. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Market Conditions

We believe that the U.S. mortgage finance system is undergoing historic change. Significant increases in regulation and public policy are influencing which investors will have the inclination and the financial ability to hold residential mortgage assets. We believe that capital from non-bank servicers and investors in mortgage servicing assets will represent an increasing share of ownership of servicing assets in the years to come. We also believe that as banks pull back from the mortgage finance business, non-bank originators such as our strategic alliance partner, Freedom Mortgage, are poised to continue to increase production and capture market share. Non-bank mortgage originators will require efficient funding for MSR production. In addition, we believe that investors will continue to seek incremental spreads relative to U.S. Treasury Notes in a low yield environment and that mortgages represent an attractive total return investment opportunity.

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR and Agency RMBS portfolio, we may be subject to varying degrees of credit risk in connection with our potential investment in other target assets. Through our Manager, we will seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses and employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we will apply based on our expectation of our initial operations. Our most critical accounting policies will involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements will be based will be reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those material accounting policies and estimates that we initially expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320-10, Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we will elect to classify substantially all of our securities as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Investments in Excess MSRs

Upon acquisition, we expect to elect to record our investments in Excess MSRs at fair value. We expect to make this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we will record a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income.

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value will be reported in excess mortgage servicing rights related income in our statement of results of operations.

Valuation of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, establishes a framework for measuring fair value in accordance with GAAP and expands financial statement disclosure requirements for fair value measurements. ASC Topic 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. The hierarchy is as follows:

•	Level I – Valuation techniques in which all significant inputs are quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

•	Level II – Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level II valuation techniques.

•	Level III – Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will consult independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market. If there is such an ongoing event, or if quoted market prices are not available, our pricing officer will determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs are aggregated into pools as applicable and each pool of Excess MSRs is accounted for in the aggregate. Income for Excess MSRs is accreted into income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. In addition, our policy is to recognize income only on Excess MSRs in existing eligible underlying mortgages. The difference between the fair value of Excess MSRs and their amortized cost basis will be recorded as “Change in Fair Value of Investments in Excess Mortgage Servicing Rights.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the Agency RMBS and their contractual terms. Premiums and discounts associated with the purchase of the Agency RMBS are amortized into interest income over the projected lives of the securities using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity.

Repurchase Transactions

We intend to finance the acquisition of our Agency RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions will be treated as collateralized financing transactions and will be carried at their contractual amounts, including accrued interest, as specified in the respective transactions. The terms of our agreements generally conform to the terms in the standard master repurchase agreement of SIFMA.

Repurchase transactions will be treated as collateralized financing transactions. Securities financed through repurchase transactions will remain on our consolidated balance sheet as an asset and cash received from the purchaser will be recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions will be recorded in interest expense.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we will operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay federal corporate level taxes, although our subsidiary, Cherry Hill TRS, LLC, will be required to pay federal corporate level taxes on its income, if any. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to federal, state and local income taxes.

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We may take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. We have elected to take advantage of the benefits of this extended transition period. This election is irrevocable. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Results of Operations

As of the end of this filing period, we were a development stage company and had not commenced operations other than the organization of the Company, nor had we acquired any Excess MSRs, Agency RMBS or other assets. We are not aware of any material trends or uncertainties, other than economic conditions affecting our target assets, mortgage and financial markets and the broader residential real estate market, generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition of real estate-related assets, other than those referred to in this filing. We completed our initial public offering and a concurrent private placement on October 9, 2013, at which time we commenced operations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain our assets and operations, make distributions to our stockholders and other general business needs. Although we are not required to maintain any particular minimum or maximum target debt-to-equity leverage ratio with respect to our Agency RMBS assets, the amount of leverage we may employ for this asset class will depend upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility, financing counterparty risk and other factors. We will use significant cash to purchase our target assets, including our investments in Excess MSRs, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our primary sources of cash generally consist of the net proceeds from the IPO and the concurrent private placement, payments of principal and interest we receive on our portfolio of assets, cash generated from our operating results and unused borrowing capacity under our financing sources. Depending on market conditions, we expect that our primary sources of financing will be through repurchase agreements initially and may in the future include, warehouse facilities, securitizations, resecuritizations, bank credit facilities (including term loans and revolving facilities), and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. We will evaluate the use of leverage to acquire Excess MSRs if and when it becomes available. We expect that our borrowings under our master repurchase agreements generally will have maturities that range from one month to one year. As of November 5, 2013, the Company had an aggregate of approximately $261 million of short-term borrowings under master repurchase agreements with seven counterparties to finance the acquisition of these Agency RMBS. These borrowings are secured by cash collateral and a portion of the Company’s Agency RMBS and bear interest at rates that have historically moved in close relationship to LIBOR. We do not have a targeted debt-to-equity ratio for our Agency RMBS, although currently we expect that our debt-to-equity ratio initially will be approximately 8:1 for our Agency RMBS assets and could be as high as 10:1 depending on market conditions. We intend to use leverage for the primary purpose of financing our portfolio and not for the purpose of speculating on changes in interest rates. In the future, we expect to acquire prime jumbo mortgage loans. We anticipate evaluating leverage policies for prime jumbo mortgage loans at such time. Currently, we do not intend to acquire non-Agency RMBS, but we may do so in the future, and we anticipate evaluating leverage policies for this asset class if and when we begin to acquire this asset class. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future.

In connection with repurchase transactions under repurchase agreements, we will be required to pledge additional assets as collateral to our repurchase counterparties (lenders) when the estimated fair value of the existing pledged collateral under such arrangements declines and such lenders, through a margin call, demand additional collateral. Margin calls result from a decline in the value of our assets collateralizing our repurchase transactions, changes in market interest rates, a decline in market prices affecting such investments and other market factors. To cover a margin call, we may pledge additional securities or cash. At maturity, any cash on deposit as collateral (i.e., restricted cash), if any, would generally be applied against the repurchase agreement balance, thereby reducing the amount borrowed. Should the value of our assets suddenly decrease, significant margin calls could result, causing an adverse change in our liquidity position.

While we generally intend to hold our target assets as long-term investments, certain of our investments securities may be sold in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. The timing and impact of future sales of investment securities, if any, cannot be predicted with any certainty. Since we expect that our assets, other than our Excess MSRs, will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources.

Contractual Obligations and Commitments

We have entered into the Management Agreement with our Manager, pursuant to which our Manager is entitled to receive a base management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The base management fee will be an amount equal to 1.5% per annum of our stockholders’ equity, calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual base management fee earned by our Manager during the two four-quarter periods ending as of the end of the fiscal quarter preceding the date of termination. Such termination fee will be payable upon termination of the Management Agreement by us without cause or by our Manager if we materially breach the Management Agreement.

We will pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager will be responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager’s employees and other related expenses. Our Manager will use the proceeds from its management fee in part to pay compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. If our Manager elects to provide us with a dedicated or partially dedicated chief financial officer, controller, internal legal counsel and/or investor relations professional, our Manager will be entitled to be reimbursed for the costs of the wages, salaries and benefits incurred by our Manager with respect to such personnel, based on the percentage of their working time and efforts spent on matters related to our company. Our Manager provides us with a chief financial officer (who also serves as our treasurer and secretary), who may from time to time assist Freedom Mortgage with certain tasks. The amount of the wages, salary and benefits paid or reimbursed with respect to the chief financial officer, as well as the amount of any wages, salaries and benefits paid or reimbursed with respect to any controller, internal legal counsel and/or investor relations professional our Manager elects to provide to us, will be subject to the approval of the compensation committee of our board of directors.

As previously noted, upon completion of the IPO and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into certain contracts that may contain a variety of indemnification obligations, principally with counterparties to repurchase agreements. The maximum potential future payment amount we could be required to pay under these indemnification obligations may be unlimited.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Distributions

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. We intend to pay regular quarterly dividends to our stockholders in an amount equal to our REIT taxable income, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. In addition, prior to the time we have fully used the net proceeds of this offering and the concurrent private placement to acquire our target assets, we may fund our quarterly distributions out of such net proceeds.

Inflation

Virtually all of our assets and liabilities will be interest rate sensitive in nature. As a result, interest rates and other factors influence our performance far more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Our financial statements are prepared in accordance with GAAP and our distributions will be determined by our board of directors consistent with our obligation to distribute to our stockholders at least 90% of our REIT taxable income on an annual basis in order to maintain our REIT qualification; in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures about Market Risk

We seek to manage our risks related to the credit quality of our assets, interest rates, liquidity, prepayment speeds and market value while, at the same time, seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns through ownership of our capital stock. While we do not seek to avoid risk completely, we believe the risk can be quantified from historical experience and seek to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We will be subject to interest rate risk in connection with our assets and our related financing obligations. In addition, the values of Excess MSRs are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to qualifying and maintaining our qualification as a REIT, we may mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements but also financial futures, options, interest rate cap agreements, floors and forward sales. These instruments are intended to serve as a hedge against future interest rate increases on our borrowings.

Interest Rate Effect on Net Interest Income

Our operating results will depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings will generally be based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid mortgage assets, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets, other than our Excess MSRs. A decrease in interest rates could have a negative impact on the market value of our Excess MSRs. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target assets, specifically our Agency RMBS. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivative securities are highly complex and may produce volatile returns.

Interest Rate Cap Risk

Our ARM Agency RMBS will generally be subject to interest rate caps, which potentially could cause such Agency RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent we acquire adjustable-rate and hybrid mortgage assets that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “– Interest rate risk.” Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this document.

Prepayment Risk

The value of our assets may be affected by prepayment rates on mortgage loans. We anticipate that the mortgage loans, including the mortgages underlying our Excess MSRs and Agency RMBS, will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, with respect to our Excess MSRs, if prepayment speeds are significantly greater than expected, the carrying value of our Excess MSRs may exceed their estimated fair value. If the fair value of our Excess MSRs decreases, we would be required to record a non-cash charge. Significant increases in prepayment speeds could also materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

Counterparty Risk

When we engage in repurchase transactions, we will generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders will be obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we will receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount.

In addition, if a swap counterparty under an interest rate swap agreement that we intend to enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that security.

Our investments in Excess MSRs are dependent on the mortgage servicer, including Freedom Mortgage, to perform its servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value. In addition, many servicers also rely on subservicing arrangements with third parties and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the perform an of our Excess MSRs. In addition, should a servicer of Excess MSRs that we acquire fail to make required payments, under our acknowledgment agreements with Ginnie Mae, Fannie Mae or Freddie Mac we could be exposed to potential liabilities. Moreover, our business model heavily relies upon our strategic alliance with Freedom Mortgage and our acquiring Excess MSRs through our relationship with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the GSEs, we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer.

Funding Risk

Over time, as market conditions change, in addition to financings under master repurchase agreements for our Agency RMBS, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime jumbo loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

Some of the assets that will comprise our asset portfolio will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR portfolio and our Agency RMBS portfolio, to the extent we invest in non-Agency RMBS, we do expect to encounter credit risk related to this asset class.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, including our President and Chief Investment Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our President and Chief Investment Officer (principal executive officer) and our Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were effective as of September 30, 2013.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we are not involved in any legal proceedings.

ITEM 1A.	RISK FACTORS.

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424(b) on October 4, 2013 with the SEC in connection with our initial public offering.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2013, the SEC declared effective the IPO registration statement (File No. 333-188214), pursuant to which the Company registered 7,500,000 shares of its common stock. On October 9, 2013, the Company consummated the IPO and sold 6,500,000 shares of its common stock to the public at a price of $20.00 per share for an aggregate offering price of $130 million. The Company received net proceeds from the IPO of approximately $128 million, after deducting offering expenses of approximately $2 million. In connection with the IPO, $5,525,000 in underwriting discounts and commissions were paid by the Manager. The Company has granted to the underwriters an over-allotment option, exercisable until November 9, 2013, to purchase up to 975,000 additional shares of common stock, in whole or in part, at the public offering price.

The IPO was underwritten by Barclays Capital Inc. and Morgan Stanley & Co. LLC, acting as the representative of Citigroup Global Markets Inc., UBS Securities LLC, FBR Capital Markets & Co., JMP Securities LLC and Sterne, Agee & Leach, Inc.

Concurrent with the consummation of the IPO, the Company completed a private placement in which the Company sold 1,000,000 shares of its common stock to Stanley Middleman, at a price of $20.00 per share for aggregate proceeds of $20 million. The Company did not pay any underwriting discounts or commissions in connection with this private placement. In conducting this private placement, the Company relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended.

For information regarding the Company’s investment of the net proceeds of the IPO, please see Note 7 (Subsequent Events) above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

3.2	Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

4.2	Form of Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.1	Strategic Alliance Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.2	Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3	Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4	Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.5	Amended and Restated Management Agreement, dated September 24, 2013, among Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill TRS, LLC and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on September 26, 2013).

10.6	Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.11	Form of Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.12	Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 7, 2013	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

November 7, 2013	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2013

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

3.2	Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

4.2	Form of Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.1	Strategic Alliance Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.2	Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3	Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4	Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.5	Amended and Restated Management Agreement, dated September 24, 2013, among Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill TRS, LLC and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on September 26, 2013).

10.6	Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.11	Form of Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.12	Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.