Form 10-Q/A
period 2013-09-30
Cherry Hill Mortgage Investment Corp
filed 2013-11-18
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed by Cherry Hill Mortgage Investment Corporation (the “Company”) on November 7, 2013 was procedurally deficient because it was filed before the Company’s independent registered public accounting firm completed its review of the unaudited interim financial statements and the notes thereto. This situation has been remediated as of the date of the filing of this Quarterly Report on Form 10-Q/A. Other than this explanatory note, the information contained in this Form 10-Q/A is identical to the information contained in the Form 10-Q, including the unaudited interim financial statements and notes thereto.

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

For information regarding the Company’s investment of the net proceeds of the IPO, please see Note 7 (Subsequent Events) above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

3.2	Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

4.2	Form of Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.1	Strategic Alliance Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.2	Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3	Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4	Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.5	Amended and Restated Management Agreement, dated September 24, 2013, among Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill TRS, LLC and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on September 26, 2013).

10.6	Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.11	Form of Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.12	Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 18, 2013	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

November 18, 2013	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2013

INDEX OF EXHIBITS

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

3.2	Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

4.2	Form of Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.1	Strategic Alliance Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.2	Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3	Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4	Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.5	Amended and Restated Management Agreement, dated September 24, 2013, among Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill TRS, LLC and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on September 26, 2013).

10.6	Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.11	Form of Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.12	Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously furnished.