Form 10-Q
period 2014-03-31
Cherry Hill Mortgage Investment Corp
filed 2014-05-13
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 7,509,543 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

March 31, 2014 (Unaudited) and December 31, 2013

(in thousands — except share data)

	March 31, 2014	December 31, 2013
Assets
Agency RMBS, available-for-sale	$308,855	$286,979
Investments in excess mortgage servicing rights at fair value	107,887	110,306
Cash and cash equivalents	12,707	10,375
Restricted cash	3,139	3,744
Derivative assets	1,648	4,613
Receivables from unsettled trades	—	7,239
Receivables and other assets	3,974	4,142

Total Assets	$438,210	$427,398

Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$269,981	$261,302
Derivative liabilities	1,877	592
Dividends payable	3,755	3,375
Due to affiliates	685	616
Accrued expenses and other liabilities	355	391

Total Liabilities	$276,653	$266,276
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2014 and December 31, 2013	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding at March 31, 2014 and 7,500,000 shares issued and outstanding at December 31, 2013	75	75
Additional paid-in capital	148,145	148,078
Retained earnings (deficit)	14,670	17,695
Accumulated other comprehensive income (loss)	(1,678)	(5,033)

Total CHMI Stockholders’ Equity	$161,212	$160,815
Non-controlling interests in operating partnership	345	307

Total Stockholders’ Equity	$161,557	$161,122

Total Liabilities and Stockholders’ Equity	$438,210	$427,398

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(in thousands — except per share data)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Income
Interest income	$6,011	$—
Interest expense	947	—

Net interest income	5,064	—
Other Income (Loss)
Realized gain (loss) on Agency RMBS, net	(349)	—
Realized gain (loss) on derivatives, net	(72)	—
Unrealized gain (loss) on derivatives, net	(3,443)	—
Unrealized gain (loss) on investments in excess mortgage servicing rights	670	—

Total Income	1,870	—
Expenses
General and administrative expense	457	35
Management fee and expense reimbursement to affiliate	679	—

Total Expenses	1,136	35

Net Income (Loss)	734	(35)
Net income allocated to LTIP - OP Units	(4)	—

Net Income (Loss) Applicable to Common Stockholders	$730	$(35)
Net income (Loss) Per Share of Common Stock
Basic	$0.10	$(35.00)
Diluted	$0.10	$(35.00)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,502,505	1,000
Diluted	7,506,680	1,000

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(in thousands — except share data)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Income (Loss)	$734	$(35)
Other Comprehensive Income (Loss):
Net unrealized gain (loss) on Agency RMBS	3,355	—

Other comprehensive income (loss)	3,355	—

Comprehensive Income (Loss)	$4,089	$(35)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the periods January 1, 2013 through December 31, 2013

and January 1, 2014 through March 31, 2014 (unaudited)

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2013	1,000	$—	(A)	$1	$—	$(25)	$—	$(24)
Repurchase of common stock	(1,000)	—		(1)	—	—	—	(1)
Issuance of common stock, net of offering costs	7,500,000	75		148,078	—	—	—	148,153
Net Income	—	—		—	—	21,095	107	21,202
Other Comprehensive Loss	—	—		—	(5,033)	—	—	(5,033)
LTIP-OP Unit awards	—	—		—	—	—	200	200
Common dividends declared, $.45 per share	—	—		—	—	(3,375)	—	(3,375)

Balance, December 31, 2013	7,500,000	75		148,078	(5,033)	17,695	307	161,122
Issuance of common stock	9,543	—	(B)	67	—	—	—	67
Net Income	—	—		—	—	730	4	734
Other Comprehensive Income	—	—		—	3,355	—	—	3,355
LTIP-OP Unit awards	—	—		—	—	—	50	50
Distribution paid on LTIP-OP Units	—	—		—	—	—	(16)	(16)
Common dividends declared, $0.50 per share	—	—		—	—	(3,755)	—	(3,755)

Balance, March 31, 2014	7,509,543	$75		$148,145	$(1,678)	$14,670	$345	$161,557

(A)	de minimus ($10 rounds to $0)
(B)	de minimus ($95 rounds to $0)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash Flows From Operating Activities
Net income	$734	$(35)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in fair value of investments in Excess MSRs	(670)	—
Accretion of premium and other amortization	355	—
Realized (gain) loss on Agency RMBS, net	349	—
Unrealized (gain) loss on derivatives, net	3,443	—
Realized (gain) loss on derivatives, net	72	—
LTIP-OP unit awards	50	—
Changes in:
Receivables from unsettled trades	7,239	—
Receivables and other assets	168	—
Due to affiliate	69	—
Accrued expenses and other liabilities	1,249	35

Net cash provided by (used in) operating activities	$13,058	$—
Cash Flows From Investing Activities
Purchase of Agency RMBS	(34,927)	—
Acquisition of Excess MSRs	(1,513)	—
Proceeds from sale of Agency RMBS	11,594	—
Cost of sale of Derivatives	(72)	—
Principal paydown of Excess MSRs	4,602	—
Principal paydown of Agency RMBS	4,108	—

Net cash provided by (used in) investing activities	$(16,208)	$—
Cash Flows From Financing Activities
Repayments of repurchase agreements	(468,508)	—
Margin deposits under repurchase agreements	605	—
Purchase of derivatives	(478)	—
Borrowings under repurchase agreements	477,187	—
Issuance of common stock	67	—
LTIP-OP distributions paid	(16)	—
Dividends paid	(3,375)	—

Net cash provided by (used in) financing activities	$5,482	$—

Net Increase (Decrease) in Cash and Cash Equivalents	$2,332	$—
Cash and Cash Equivalents, Beginning of Period	10,375	—

Cash and Cash Equivalents, End of Period	$12,707	$—
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$242	$—
Dividends declared but not paid	$3,755	$—

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “CHMI”, “we” or “our company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, CHMI was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at March 31, 2014 and December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share. CHMI commenced operations on or about October 9, 2013.

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC and CHMI Solutions, LLC (formerly, Cherry Hill TRS, LLC).

On October 9, 2013, the Company completed an initial public offering (the “IPO”) of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities (“RMBS” or “securities”), the payment of principal and interest on which is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“Agency RMBS”).

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying unaudited interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The unaudited interim consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. The consolidated financial statements reflect all necessary and recurring adjustments for fair presentation of the results for the interim periods presented herein.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of fair value of RMBS, Excess MSRs, derivatives and credit losses including the period of time during which the Company anticipates an increase in the fair values of securities sufficient to recover unrealized losses on those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates and differences may be material.

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: market and credit. Market risk reflects changes in the value of investments in RMBS, Excess MSRs and derivatives due to changes in interest rates, spreads or other market factors. Credit risk is the risk of default on the Company’s investments in RMBS, Excess MSRs and derivatives that results from a borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments.

Additionally, the Company is subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

Additionally, the Company is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Investments in RMBS

Classification – The Company classifies its investments in RMBS as securities available for sale. Although the Company generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as accumulated other comprehensive income or loss, a component of stockholders’ equity, to the extent impairment losses, if any, are considered temporary. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described below.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of RMBS, management’s judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. Approximately $0 and $7.2 million in Agency RMBS sold but not yet settled is receivable at March 31, 2014, and December 31, 2013, respectively.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the Agency RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, determine market consensus on prepayment speeds, and to factor in current market conditions. Adjustments are made for actual prepayment activity. Approximately $927,000 and $900,000 in interest income is receivable at March 31, 2014 and December 31, 2013, respectively, and is classified as “Receivables and other assets” on the consolidated balance sheet.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method.

Investments in Excess MSRs

Classification – Upon acquisition, the Company elected the fair value option to record its investments in Excess MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The valuation of Excess MSRs is not wholly based on listed price data; rather, the fair value is based upon internally developed models that are primarily based on observable market-based inputs, but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in excess mortgage servicing rights.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and a liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.7 million and $2.8 million in Excess MSR cashflow is receivable at March 31, 2014 and December 31, 2013, respectively, and is classified as “Receivables and other assets” on the consolidated balance sheet.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions and to-be-announced securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and as determined by senior management, including, among other factors, restrictions imposed by the Code. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

Classification – All derivatives are recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements, and fair value is reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives and/or borrowings under its repurchase agreements.

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Realized Gain (Loss) on Agency RMBS and Derivatives, Net

The following table presents gains and losses on sales of Agency RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Realized gain (loss) on Agency RMBS, net
Gain on Agency RMBS	$—	$—
Loss on Agency RMBS	(349)	—

Net realized gain (loss) on Agency RMBS	(349)	—
Realized gain (loss) on derivatives, net	(72)	—
Unrealized gain (loss) on derivatives, net	(3,443)	—

Total	$(3,864)	$—

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

Dividends Payable

Because the Company is organized as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on the accounting date, which causes an offsetting reduction in retained earnings.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized gains or losses on Agency RMBS, which are designated as available for sale.

During the three month period ended March 31, 2014, accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, December 31, 2013	$(5,033)
Net unrealized gain (loss) on Agency RMBS	3,355

Accumulated other comprehensive loss, March 31, 2014	$(1,678)

Offering Costs

Offering costs of approximately $1.9 million incurred in connection with the Company’s IPO and concurrent private placement were reflected as a reduction of additional paid-in-capital at December 31, 2013. Costs incurred during the three month period ended March 31, 2013, which were not directly associated with the completion of the IPO and concurrent private placement, were expensed as incurred. Offering costs incurred in connection with the IPO and concurrent private placement included, among others, the fees and disbursements of the Company’s counsel, the costs of printing the prospectus for the IPO, the fees paid to apply to list the Company’s common stock and all filing fees paid in connection with the IPO. However, the Manager agreed to pay the underwriting discounts and commissions and a structuring fee of 0.375% of the gross proceeds of the IPO and concurrent private placement without reimbursement from the Company.

Income Taxes

The Company will elect to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; and (ii) investments in Excess MSRs. In addition, as of March 31, 2014 and December 31, 2013, the Company has capitalized a taxable REIT subsidiary, CHMI Solutions, LLC (“Solutions”) (previously Cherry Hill TRS, LLC), for the purpose of obtaining mortgage servicing licenses. There have been no operations to date within Solutions, and the operations of Solutions are included in “All Other” until such time as Solutions becomes operational.

“All Other” consists primarily of general and administrative expenses including fees to the directors, and management fees pursuant to the Management Agreement (see Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Excess MSRs	RMBS	All Other	Total
Income Statement Data:
Three Months Ended March 31, 2014
Interest income	$3,685	$2,326	$—	$6,011
Interest expense	—	947	—	947

Net interest income	3,685	1,379	—	5,064
Other income	670	(3,864)	—	(3,194)
Other operating expenses	—	—	1,136	1,136

Net income (loss)	$4,355	$(2,485)	$(1,136)	$734
Three Months Ended March 31, 2013
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	35	35

Net income (loss)	$—	$—	$(35)	$(35)

Balance Sheet Data:
March 31, 2014
Investments	$107,887	$308,855	$—	$416,742
Other assets	2,733	5,713	13,022	21,468

Total assets	110,620	314,568	13,022	438,210
Debt	—	269,981	—	269,981
Other liabilities	—	1,979	4,693	6,672

Total liabilities	—	271,960	4,693	276,653
GAAP book value	$110,620	$42,608	$8,329	$161,557
December 31, 2013
Investments	$110,306	$286,979	$—	$397,285
Other assets	2,828	16,494	10,791	30,113

Total assets	113,134	303,473	10,791	427,398
Debt	—	261,302	—	261,302
Other liabilities	—	690	4,284	4,974

Total liabilities	—	261,992	4,284	266,276
GAAP book value	$113,134	$41,481	$6,507	$161,122

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments at March 31, 2014 and December 31, 2013, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired, for which there was none for the current quarter ended (dollars in thousands):

Summary of RMBS

At March 31, 2014

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
Agency RMBS
Fannie Mae	$188,495	$193,227	$89	$(1,025)	$192,291	22	(B)	3.87%	3.63%	24
Freddie Mac	114,386	116,306	28	(833)	115,501	13	(B)	3.67%	3.24%	22
Variable Rate CMO	1,000	1,000	63	—	1,063	1	Unrated	4.65%	6.36%	10

Total/Weighted Average	$303,881	$310,533	$180	$(1,858)	$308,855	36		3.80%	3.49%	23

Summary of RMBS

At December 31, 2013

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
Agency RMBS
Fannie Mae	$173,015	$179,556	$—	$(2,800)	$176,756	18	(B)	3.86%	3.61%	25
Freddie Mac	109,431	112,456	—	(2,233)	110,223	11	(B)	3.62%	3.22%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29		3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At March 31, 2014, and December 31, 2013, the Company pledged investments with a carrying value of approximately $270.0 million and $261.3 million, respectively, as collateral for repurchase agreements. At March 31, 2014 and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that met the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three month periods ended March 31, 2014 and March 31, 2013, the Company recorded other-than-temporary impairment charges (“OTTI”) of $0 and $0, respectively. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in RMBS are Agency RMBS that are guaranteed by U.S. government sponsored enterprises.

These factors include underlying loan default expectations and loss severities, where applicable, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following tables summarize the Company’s RMBS in an unrealized loss position, all of which are due to mark to market rather than default estimates, as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Unrealized Loss Positions

At March 31, 2014

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$303,881	$310,533	$180	$(1,858)	$308,855	36	(B)	3.80%	3.49%	23
Twelve or More Months	—	—	—	—	—	—		—	—	—

Total/Weighted Average	$303,881	$310,533	$180	$(1,858)	$308,855	36		3.80%	3.49%	23

Unrealized Loss Positions

At December 31, 2013

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$282,446	$292,012	$—	$(5,033)	$286,979	29	(B)	3.77%	3.46%	24
Twelve or More Months	—	—	—	—	—	—		—	—	—

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29		3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Note 5 — Investments in Excess MSRs

In October 2013, CHMI entered into an agreement (“MSR Agreement 1”) with Freedom Mortgage Corporation (“Freedom Mortgage”), a leading residential mortgage servicer wholly-owned by the sole shareholder of the Manager, to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on a pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate unpaid principal balance of approximately $10.0 billion (“Pool 1”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing unpaid principal balance, as well as any ancillary income from Pool 1. Pursuant to MSR Agreement 1, Freedom Mortgage performs all servicing functions and advancing functions related to Pool 1 for a basic fee (the contractual amount the servicer is entitled to for performing the servicing duties) of 8 bps. Therefore, the remainder, or “excess mortgage servicing amount”, is initially equal to a weighted average of 20 bps.

The Company acquired the right to receive 85% of the excess mortgage servicing amount on Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Pool 1 — Recapture Agreement”), 85% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Pool l (which loans then become part of Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 85%, of such termination payment.

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity. For Pool 1, since we expect interest rates to rise relative to what they had been in the past, which is likely to reduce the level of voluntary prepayments, we expect recapture rates to be significantly lower than what they had been in the past and, thus, lower market value for the related recapture agreement than when we purchased the pool. However, since prepayment rates are likely to decline at the same time, we expect overall prepayment rates to remain roughly constant.

In October 2013, the Company entered into an agreement (“MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding principal balance of approximately $10.7 billion (“Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing unpaid principal balance, as well as any ancillary income from Pool 2. Pursuant to MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to Pool 2 for a basic fee of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

The Company acquired the right to receive 50% of the excess mortgage servicing amount on Pool 2 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Pool 2 — Recapture Agreement”), 50% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Pool 2 (which loans then become part of Pool 2 ) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 50%, of such termination payment.

Pool 2 consists of adjustable rate mortgage loans, which have a higher prepayment speed than the fixed rate mortgage loans in Pool 1. Our recapture percentage with respect to Pool 2 has been higher than anticipated. This has resulted in a rise in the market value of the recapture agreement related to Pool 2.

In October 2013, we also entered into a flow and bulk Excess MSR purchase agreement with Freedom Mortgage. This agreement provides that Freedom Mortgage will offer to sell to us a participation interest (between 65% and 85%) in the Excess MSRs on the eligible mortgage loans originated by Freedom Mortgage on a flow basis. In addition, Freedom will offer to sell to us a participation interest (between 40% and 85%) in the Excess MSRs on mortgage loans for which Freedom Mortgage acquires the MSRs from third parties. The pricing of the transactions must be approved by a majority of our independent directors based on, among other things, a valuation from a third party valuation service. We are not obligated to accept any such offer.

On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement , we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an aggregate unpaid principal balance (“UPB”) of approximately $76.8 million. We acquired an approximate 85% interest in the Excess MSRs for approximately $567,129. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

On March 31, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $161.1 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. We acquired an approximate 70% interest in the Excess MSRs for approximately $967,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “2014 Recapture Agreement.”

The following is a summary of the Company’s Excess MSRs (dollars in thousands):

	Three Months Ended March 31, 2014
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,638,587	$53,748	$65,929	3.51%	27.7	$2,845
Pool 1 - Recapture Agreement	—	2,900	95			(886)
Pool 2	$9,743,778	30,860	38,522	2.72%	28.2	24
Pool 2 - Recapture Agreement	—	2,554	1,838			(1,308)
Pool 2014	236,486	1,508	1,503	3.73%	29.0	(5)
Pool 2014 - Recapture Agreement	—	—	—			—

Total	$19,618,851	$91,570	$107,887	3.12%	28.0	$670

	Year Ended December 31, 2013
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,823,250	$55,793	$65,128	3.51%	27.9	$9,335
Pool 1 - Recapture Agreement	—	2,900	982			(1,918)
Pool 2	10,226,679	33,410	41,050	2.64%	28.3	7,640
Pool 2 - Recapture Agreement	—	2,554	3,146			590

Total	$20,049,929	$94,657	$110,306	3.07%	28.1	$15,647

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of March 31, 2014 and December 31, 2013 is reflected in the respective pool.

The table below summarizes the geographic distribution for the top five states of the residential mortgage loans underlying the Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Balance
State	March 31, 2014	December 31, 2013
California	14.1%	14.4%
Texas	10.3%	10.0%
Florida	6.9%	6.9%
Virginia	6.5%	6.6%
North Carolina	5.6%	5.6%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant states. Any such downturn in a state where the Company holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and, therefore, could have a meaningful, negative impact on the Company’s Excess MSRs.

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

The following table presents certain information about the Company’s 2013 Plan as of March 31, 2014:

	Number of securities issued or to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights
LTIP-OP Units	37,500	—
Shares of Common Stock	9,543	—

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

As of March 31, 2014, 7,500 LTIP-OP Units have vested, and the Company recognized $50,000 and $0 in share-based compensation expense in March 31, 2014 and March 31, 2013, respectively, which is included in general and administrative expense. There were $500,000 and $0 of total unrecognized share-based compensation expense as of March 31, 2014 and March 31, 2013 respectively, related to the 30,000 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of 2.5 years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Equity Incentive Plan 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares). The restricted shares of common stock are subject to forfeiture in certain circumstances.

As of March 31, 2014, 1,452,957 shares remain for future issuance under the 2013 Plan.

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

As of March 31, 2014, the non-controlling interest holders in the Operating Partnership owned 37,500 LTIP-OP Units, or 0.5% of the Operating Partnership. Pursuant to ASC 810, Consolidation, regarding the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic net earnings per share of common stock for the three month periods ended March 31, 2014 and March 31, 2013 (dollars in thousands, except per share data):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$730	$(35)

Net income allocable to common stockholders	$730	$(35)
Denominator:
Weighted average common shares	7,502,505	1,000
Basic Dilutive:

Earnings per common share	$0.10	$(35.00)

Common Stock Offerings

In October 2013, the Company issued 7,500,000 shares of its common stock in its initial public offering and a concurrent private placement at a price of $20.00 per share for net proceeds of approximately $148.1 million.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and the investment guidelines that are approved and monitored by the Company’s Board of Directors. The Management Agreement will remain in full force until October 9, 2016 and provides for automatically renewing one-year terms thereafter subject to certain termination rights. The Manager’s performance is reviewed annually and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the Board of Directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity as of the end of such fiscal quarter.

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. All of the Company’s executive officers and the officers of the Manager are also officers or employees of Freedom Mortgage. As a result, the Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. Both the Manager and Freedom Mortgage are controlled by Mr. Stanley Middleman.

From October 31, 2012 (date of inception) to December 31, 2012, and for the nine months ended September 30, 2013, the Company shared office space with Freedom Mortgage. In accordance with the Management Agreement between the Company and the Manager, for the period indicated above, the Manager did not allocate rent, overhead, reimbursable executives’ salaries, or other miscellaneous office expenses to the Company, as it had not commenced operations as of September 30, 2013 and had not generated revenue during the period. The Manager commenced allocating expenses to the Company in October 2013, the first month during which the Company commenced operations.

The Management Agreement provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager or employees of Freedom Mortgage provided by the Manager, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. For the periods indicated, “Due to affiliates” consisted of the following (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Management fees	$604	$—
Expense reimbursement	75	—

Total	$679	$—

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

In order to help mitigate duration risk and basis risk management, the Company utilizes forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date.

The following table summarizes the outstanding notional amounts of derivative instruments as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Non-hedge derivatives	March 31, 2014	December 31, 2013
Notional amount of interest rate swaps	$175,100	$171,700
Notional amount of swaptions	125,000	125,000
Notional amount of TBAs, net	—	4,800

Total notional amount	$300,100	$301,500

The following table presents information about the Company’s interest rate swap agreements as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Weighted Average Maturity	Weighted Average Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2014	2020	$175,100	1.96%	0.24%	6.3
December 31, 2013	2020	$171,700	1.95%	0.24%	6.7

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents all derivative assets and liabilities subject to such arrangements on a gross basis in its consolidated balance sheets. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following table presents information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

March 31, 2014
	Designation	Derivative Asset	Derivative Liability	Net Amount
Interest rate swaps	Non-hedge derivative	$771	$(1,399)	$(628)
Swaptions	Non-hedge derivative	439	—	439
TBAs	Non-hedge derivative	438	(478)	(40)

Total		$1,648	$(1,877)	$(229)

December 31, 2013
	Designation	Derivative Asset	Derivative Liability	Net Amount
Interest rate swaps	Non-hedge derivative	$2,531	$(592)	$1,939
Swaptions	Non-hedge derivative	2,082	—	2,082
TBAs	Non-hedge derivative	—	—	—

Total		$4,613	$(592)	$4,021

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income as of March 31, 2014 and March 31, 2013 (dollars in thousands):

Non-hedge derivatives	Income Statement Location	March 31, 2014	March 31, 2013
Interest rate swaps	Realized gain/(loss) on derivative assets	$(72)	$0

Total		$(72)	$0

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

ASC 820 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

•	Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

•	Level 3 unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

Agency RMBS

The Company holds a portfolio of Agency RMBS that are classified as available for sale and are carried at fair value on the consolidated balance sheet. The Company determines the fair value of its Agency RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its Agency RMBS as Level 2 fair value assets at March 31, 2014 and December 31, 2013.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value on the consolidated balance sheet. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at March 31, 2014 and December 31, 2013.

Derivative Instruments

The Company may enter into a variety of derivative financial instruments as part of its economic hedging strategies. The Company principally executes over-the-counter derivative contracts, specifically interest rate swaps and swaptions. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions as Level 2 fair value assets and liabilities at March 31, 2014 and December 31, 2013.

The Company also enters into certain other derivative financial instruments, such as TBAs. These instruments are similar in form to the Company’s Agency RMBS available for sale securities, and the Company utilizes a pricing service to value TBAs. As a result, the Company classified 100% of its TBAs as Level 2 fair value assets at March 31, 2014 and December 31, 2013.

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

Recurring Fair Value Measurements

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 (dollars in thousands).

Recurring Fair Value Measurements

At March 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
Agency RMBS
Fannie Mae	$—	$192,292	$—	$192,292
Freddie Mac	—	115,500	—	115,500

Agency RMBS total	—	307,792	—	307,792
Variable Rate CMO	—	1,063	—	1,063
Derivative assets
Interest rate swaps	—	771	—	771
Interest rate swaptions	—	439	—	439
TBAs	—	438	—	438

Derivative assets total	—	1,648	—	1,648
Excess MSRs	—	—	107,887	107,887

Total Assets	$—	$310,503	$107,887	$418,390
Liabilities
Derivative liabilities
Interest rate swaps	$—	$1,399	$—	$1,399
TBAs	—	478	—	478

Derivative liabilities total	—	1,877	—	1,877

Total Liabilities	$—	$1,877	$—	$1,877

Recurring Fair Value Measurements

At December 31, 2013

	Level 1	Level 2	Level 3	Carrying Value
Assets
Agency RMBS
Fannie Mae	$—	$176,756	$—	$176,756
Freddie Mac	—	110,223	—	110,223

Agency RMBS total	—	286,979	—	286,979
Variable Rate CMO	—	—	—	—
Derivative assets
Interest rate swaps	—	2,531	—	2,531
Interest rate swaptions	—	2,082	—	2,082
TBAs		—	—	—

Derivative assets total	—	4,613	—	4,613
Excess MSRs	—	—	110,306	110,306

Total Assets	$—	$291,592	$110,306	$401,898
Liabilities
Derivative liabilities
Interest rate swaps	$—	$592	$—	$592
TBAs	—	—	—	—

Derivative liabilities total	—	592	—	592

Total Liabilities	$—	$592	$—	$592

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and/or management. The third-party pricing providers and/or management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the third-party pricing provider in the absence of market information. Assumptions used by the third-party pricing provider due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s financial statements. The Company’s management reviews all valuations that are based on pricing information received from a third-party pricing provider. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

In connection with the above, the Company estimates the fair value of its Excess MSRs based on internal pricing models rather than quotations, and compares these internal models against models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2014 and December 31, 2013 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Excess MSRs) measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Level 3 Fair Value Measurements

At March 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$110,306
Gain (Loss) Included in Net Income	1,959	(1,284)	(5)	670
Purchases and principal paydowns
Purchases	—	—	1,513	1,513
Proceeds from principal paydowns	(2,045)	(2,552)	(5)	(4,602)

Balance at March 31, 2014	$66,024	$40,360	$1,503	$107,887
Level 3 Fair Value Measurements At December 31, 2013
	Level 3 (A)
	Pool 1	Pool 2		Total
Balance at December 31, 2012	$—	$—		$—
Gain Included in Net Income	7,417	8,230		15,647
Purchases and principal paydowns
Purchases	60,561	38,407		98,968
Proceeds from principal paydowns	(1,868)	(2,441)		(4,309)

Balance at December 31, 2013	$66,110	$44,196		$110,306

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Excess MSRs classified as Level 3 fair value assets as of March 31, 2014 and December 31, 2013 (dollars in thousands):

Fair Value Measurements

At March 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$66,024	Discounted cash flow	Constant prepayment speed	4.7% - 9.7%	7.7%
			Uncollected Payments	2.4% - 7.0%	6.3%
			Discount rate	—	13.1%
Pool 2	$40,360	Discounted cash flow	Constant prepayment speed	11.6% - 22.2%	18.1%
			Uncollected Payments	4.2% - 11.7%	9.7%
			Discount rate	—	18.2%
Pool 2014	$1,503	Discounted cash flow	Constant prepayment speed	4.7% - 9.5%	8.0%
			Uncollected Payments	2.1% - 6.2%	5.7%
			Discount rate	—	11.0%

Total	$107,887

Fair Value Measurements

At December 31, 2013

	Fair Value	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$66,110	Discounted cash flow	Constant prepayment speed	4.8% - 9.6%	7.4%
			Uncollected Payments	2.0% - 7.0%	6.2%
			Discount rate	—	14.3%
Pool 2	$44,196	Discounted cash flow	Constant prepayment speed	9.7% - 23.6%	18.0%
			Uncollected Payments	2.0% - 12.0%	9.2%
			Discount rate	—	18.4%

Total	$110,306

(B)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments.

•	Agency RMBS available for sale securities, Excess MSRs, derivative assets and derivative liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the “Fair Value Measurements” section of this footnote.

•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value of these instruments.

•	The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company does not hold any repurchase agreements that are considered long-term.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of March 31, 2014 and December 31, 2013:

Management Agreement

The Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity as of the end of such fiscal quarter. Additionally, the Company does not directly employ any personnel. Instead, the Company relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct Company operations. For further discussion regarding the Management Fee, refer to Note 7.

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2014 or December 31, 2013.

Commitments to Purchase Agency RMBS

As of March 31, 2014 and December 31, 2013, the Company held forward TBA purchase commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the underlying mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At March 31, 2014 and December 31, 2013, the Company is obligated to purchase approximately $10.5 million and $35.9 million of Fannie-Mae securities and is obliged to sell approximately $10.0 million and $30.3 million of Fannie-Mae securities, respectively.

Acknowledgement Agreement

In order to have Ginnie Mae acknowledge our interest in Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, the Company must enter into an acknowledgment agreement with Ginnie Mae and the Ginnie Mae-approved issuer/servicer for the mortgage loans. Under that agreement, if the issuer/servicer fails to make a required payment to the holders of the Ginnie Mae-guaranteed Agency RMBS, the Company would be obligated to make that payment even though the payment may relate to loans for which the Company does not own any Excess MSRs.

The Company’s failure to make that payment could result in liability to Ginnie Mae for any losses or claims that it suffers as a result. In addition, under an acknowledgment agreement with Fannie Mae or Freddie Mac, the Company could be exposed to potential liability in the event of a payment default by an approved seller/servicer. However, the amount of the potential liability to Fannie Mae or Freddie Mac would be limited to the mortgage loans in the servicing portfolio identified in the acknowledgment agreement.

Management has determined, as of March 31, 2014 and December 31, 2013, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $270.0 million and $261.3 million of repurchase agreements, with weighted average borrowing rates of 0.37% and 0.39%, as of March 31, 2014 and December 31, 2013, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 43 days and 29 days as of March 31, 2014 and December 31, 2013, respectively. Agency RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

At March 31, 2014, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$120,820	0.37%
One to three months	134,247	0.38%
Greater than three months	14,914	0.39%

Total/Weighted Average	$269,981	0.37%

At December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$127,301	0.40%
One to three months	134,001	0.39%
Greater than three months	—	—%

Total/Weighted Average	$261,302	0.39%

Note 12 – Income Taxes

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

The Company will elect to be taxed as a REIT under the Code for U.S. federal income tax purposes commencing with its year ended December 31, 2013. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status. For the taxable year ended December 31, 2013, the Company met the conditions for REIT status set forth above.

Note 13 – Subsequent Events

None.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements and Supplementary Data” of this Quarterly Report on Form 10-Q.

All currency amounts are presented in thousands, except per share amounts or otherwise noted.

General

Cherry Hill Mortgage Investment Corporation (the “Company,” “CHMI,” “we” or “our Company”) is a newly formed residential real estate finance company that acquires, invests in and manages residential mortgage assets in the United States. Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a targeted portfolio of Excess MSRs and RMBS, and subject to market conditions, prime jumbo mortgage loans and other cashflowing residential mortgage assets. We have a strategic alliance with Freedom Mortgage Corporation (“Freedom Mortgage”) that we believe will provide us with frequent opportunities to acquire Excess MSRs.

On October 9, 2013, the Company completed an initial public offering (the “IPO”) of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. Cherry Hill Mortgage Management, LLC (the “Manager”) paid the entire underwriting discount and structuring fee with respect to the IPO. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO have been invested in Excess MSRs and Agency RMBS.

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

The Company is managed by the Manager, a Delaware limited liability company which is controlled by Mr. Middleman.

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company will elect and intends to qualify as a REIT for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2013.

Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. We have allocated a majority of our equity capital, on an unleveraged basis, to the acquisition of Excess MSRs. Upon completion of the IPO, we invested approximately $99 million to acquire from Freedom Mortgage participation interests in two separate pools of Excess MSRs on FHA and VA mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $20.7 billion. In addition to our Excess MSRs, we also acquired Agency RMBS on a leveraged basis as part of our initial portfolio and our longer term strategy. We invested primarily in Agency RMBS backed by whole pools of 30-year, 20-year and 15-year FRMs that offer, what we believe to be, favorable prepayment and duration characteristics. As the market for prime jumbo loans grows, we expect our portfolio to include this asset class as well. In addition, we may also invest opportunistically from time to time in other residential mortgage assets, including, among other asset classes, non-Agency RMBS.

We have financed our Agency RMBS with what we believe to be a prudent amount of leverage. We expect our leverage will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings currently consist of short-term borrowings under master repurchase agreements collateralized by our Agency RMBS and cash. We do not have a targeted debt-to-equity ratio for our Agency RMBS. As of March 31, 2014, our debt-to-equity ratio for our Agency RMBS was approximately 6.3:1. Although we do not currently leverage our investments in Excess MSRs, we will evaluate the use of leverage to acquire Excess MSRs if and when it becomes available.

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

We also operate our business in a manner that permits us to maintain our exclusion from registration as an investment company under the Investment Company Act.

Factors Impacting our Operating Results

The results of our operations are affected by a number of factors and primarily depend on, among other things, the level of our net interest income, the market value of our assets and the supply of, and demand for, Excess MSRs, RMBS and other residential mortgage assets in the marketplace. Our net interest income includes the actual interest payments we receive on our Excess MSRs, RMBS and other residential mortgage assets, if any, and is also impacted by the amortization of purchase premiums and accretion of purchase discounts. Changes in various factors such as prepayment speeds, estimated future cash flows and credit quality could impact the amount of premium to be amortized or discount to be accreted into interest income for a given period. Interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

Impact of Changes in Market Interest Rates on Excess MSRs

Our Excess MSRs are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds tend to increase which in turn would cause the value of Excess MSRs to decrease. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease which in turn would cause the value of Excess MSRs to increase. To the extent we do not utilize derivatives to hedge against changes in the fair value of Excess MSRs, our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, Excess MSRs as interest rates change. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “Exposure of Excess MSRs to Prepayment Speed.”

Impact of Changes in Market Interest Rates on Assets Other than Excess MSRs

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the values of our assets to fluctuate;

•	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;

•	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the values of our assets to fluctuate;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

Exposure of Excess MSRs to Prepayment Speed

Prepayment speeds significantly affect the value of Excess MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. The price we pay to acquire Excess MSRs is based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of Excess MSRs could exceed their estimated fair value. If the fair value of Excess MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

We seek to reduce our exposure to prepayments through the structuring of our investments in Excess MSRs. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our investments in Excess MSRs, see “Initial Portfolio—Excess MSRs.”

Impact of Interest Rates on Recapture Activity

The value and absolute amount of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity. Since we expect interest rates to rise relative to what they had been in the past, which is likely to reduce the level of voluntary prepayments, we expect recapture rates to be significantly lower than what they had been in the past. However, since voluntary prepayment rates are likely to decline at the same time, we expect net prepayment rates to remain roughly constant.

Exposure of Assets, Other than Excess MSRs, to Prepayment Speed

The value of our assets may be affected by prepayment rates on mortgage loans. If we acquire mortgage loans and mortgage related securities, including RMBS, we anticipate that the mortgage loans or the underlying mortgage loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on our RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors, none of which can be predicted with any certainty. Based on our experience, we expect that over time any adjustable-rate and hybrid RMBS and mortgage loans that we own will experience higher prepayment rates than do fixed-rate RMBS and mortgage loans, as we believe that homeowners with adjustable-rate and hybrid mortgage loans exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on adjustable-rate mortgage loans accelerate significantly as the coupon reset date approaches.

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR and RMBS portfolio, we may be subject to varying degrees of credit risk in connection with our potential investment in other target assets. Through our Manager, we seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses and employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our initial and continuing operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we diversify our portfolio and invest in asset classes other than Excess MSRs and Agency RMBS. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320-10, Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we will elect to classify substantially all of our securities as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity to the extent they are not other than temporarily impaired. See “Valuation of Financial Instruments.”

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

ASC 820 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

•	Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

•	Level 3 unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

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

Investments in Excess MSRs

Upon acquisition, we elect to record our investments in Excess MSRs at fair value. We make this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we will record a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in “Revenue Recognition on Investments in Excess MSRs” below.

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs will be reported in other income or loss in our consolidated statements of operations. For additional information on our fair value methodology, see “Item 1. Consolidated Financial Statements and Supplementary Data — Note 9. Fair Value.”

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

Repurchase Transactions

We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expenses and other liabilities” on the consolidated balance sheet.

Repurchase transactions are treated as collateralized financing transactions. Securities financed through repurchase transactions remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense.

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay federal corporate level taxes, although CHMI Solutions, LLC (formerly Cherry Hill TRS, LLC) and any other taxable REIT subsidiaries we form in the future will be required to pay federal corporate level taxes on their income. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to federal, state and local income taxes.

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

Prior to October 9, 2013, we were a development stage company and had not commenced operations other than the organization of the Company, nor had we acquired any Excess MSRs, RMBS or other assets. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from October 31, 2012 (date of inception) through October 9, 2013 and, as such, the results of operations for periods prior to October 9, 2013, including the three month period ended March 31, 2013 are not comparable with the results of our operations for the three month period ended March 31, 2014.

Presented below is a comparison of the three month period ended March 31, 2014 to the period since our IPO, October 9, 2013 to December 31, 2013 and to the three month period ended March 31, 2013 (dollars in thousands):

	Three Months Ended March 31, 2014	Three Months Ended December 31, 2013 (A)	Three Months Ended March 31, 2013
Income
Interest income	$6,011	$5,475	$—
Interest expense	947	867	—

Net Interest Income	5,064	4,608	—
Other Income (Loss)
Realize gain (loss) on Agency RMBS, net	(349)	(527)	—
Realized gain (loss) on derivatives, net	(72)	59	—
Unrealized gain (loss) on derivatives, net	(3,443)	2,747	—
Unrealized gain (loss) on Excess MSRs	670	15,647	—

Total Income	1,870	22,534	—
Expenses
General and administrative expense	457	609	35
Management fee and expense reimbursement to affiliate	679	616	—

Total Expenses	1,136	1,225	35

Net Income (Loss)	734	21,309	(35)
Net income allocated to LTIP - OP Units	(4)	(107)	—

Net income Applicable to Common Stockholders	$730	$21,202	$(35)

(A)	Represents the period from our IPO on October 9, 2013 to December 31, 2013.

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the three month period ended March 31, 2014 (dollars in thousands):

	Three Months Ended March 31, 2014
	Excess MSRs	RMBS	All Other	Total
Interest income	$3,685	$2,326	$—	$6,011
Interest expense	—	947	—	947

Net interest income	3,685	1,379	—	5,064
Other income	670	(3,864)	—	(3,194)
Other operating expenses	—	—	1,136	1,136

Net income (loss)	$4,355	$(2,485)	$(1,136)	$734

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the three month period ended December 31, 2013 (dollars in thousands):

	Three Months Ended December 31, 2013
	Excess MSRs	RMBS	All Other	Total
Interest income	$3,552	$1,923	$—	$5,475
Interest expense	—	867	—	867

Net interest income	3,552	1,056	—	4,608
Other income	15,647	2,279	—	17,926
Other operating expenses	—	—	1,225	1,225

Net income (loss)	$19,199	$3,335	$(1,225)	$21,309

Interest Income

Interest income for the three month period ended March 31, 2014, as compared to the period from October 9, 2013 through December 31, 2013, increased by approximately $0.5 million. This increase consists of approximately $0.1 million from Excess MSRs and approximately $0.4 million from Agency RMBS as a result of the additional nine days of operations in the first quarter of 2014.

Interest Expense

Interest expense for the three month period ended March 31, 2014, as compared to the period from October 9, 2013 through December 31, 2013, increased by approximately $0.1 million as a result of the additional nine days of operations in the first quarter of 2014. Our investment in Excess MSRs is unlevered and incurs no interest expense.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of our investments in Excess MSRs for the three month period ended March 31, 2014 increased by approximately $0.7 million primarily due to an increase in the value of Pool 1 of approximately $2 million due to a lower actual prepay speed than modeled, offset by a decrease in the value of Pool 2 of approximately $1.3 million due to an increase in expected delinquencies.

Change in Fair Value of Derivatives

The change in fair value of derivatives for the three month period ended March 31, 2014, as compared to the period from October 9, 2013 through December 31, 2013, was a decrease of approximately $3.4 million as compared to a gain of approximately $2.8 million for the period October 9, 2013 through December 31, 2013 due to the increase and subsequent decrease in interest rates over the two periods.

General and Administrative Expense

General and administrative expense for the three month period ended March 31, 2014 decreased by approximately $40 thousand due to the higher startup expenses incurred in connection with the IPO and the concurrent private placement.

Management Fees to Affiliate

Management fees for the three month period ended March 31, 2014, as compared to the period from October 9, 2013 through December 31, 2013, increased by approximately $63 thousand as a result of the additional nine days of operations in the first quarter of 2014.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP - OP Units for the three month period ended March 31, 2014, which LTIP - OP Units are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 0.5% of net income.

Accumulated Other Comprehensive Income (Loss)

During the three month period ended March 31, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, December 31, 2013	$(5,033)
Net unrealized gain (loss) on RMBS	3,355

Accumulated other comprehensive loss, March 31, 2014	$(1,678)

Our GAAP equity changes as our Agency RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended December 31, 2013, a 25 basis point rise in interest rates caused a net unrealized loss of approximately $5.0 million, recorded in accumulated other comprehensive income, on our Agency RMBS, and the subsequent reduction of 25 basis points caused a net gain of approximately $3.4 million.

Initial Portfolio

Excess MSRs

As of March 31, 2014, we had approximately $107.9 million estimated carrying value of Excess MSRs. As of March 31, 2014, our completed investments represent (i) either a 85% or an 50% interest in the Excess MSRs on Pool 1 and Pool 2 with an aggregate UPB at the time of our investment of approximately $20.7 billion, (ii) an 85% interest in the Excess MSRs on a pool of mortgage loans constituting flow production by Freedom Mortgage with an aggregate UPB of approximately $76.8 million at the time of investment and (iii) an approximate 71% interest in the Excess MSRs on a pool of Mortgage loans with an aggregate UPB of approximately $161.1 million at the time of investment, the servicing rights to which were acquired in bulk by Freedom Mortgage. The investments in clauses (ii) and (iii) are collectively referred to as “Pool 2014”. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains an interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our Excess MSR investments as of March 31, 2014 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$65,909	$10,026,722	$9,635,621	48,746	3.51%	332	15	1.0%
Recaptured Loans	20	—	2,966	13	4.31%	359	1	—
Recapture Agreement	95	—	—	—	—	—	—	—

Pool 1 Total/WA	66,024	10,026,722	9,638,587	48,759	3.51%	332	15	1.0%
Pool 2
Original Pool	35,473	10,704,024	9,189,903	56,370	2.62%	338	21	100.0%
Recaptured Loans	3,049	—	553,875	3,623	4.36%	356	1	—
Recapture Agreement	1,838	—	—	—	—	—	—	—

Pool 2 Total/WA	40,360	10,704,024	9,743,778	59,993	2.72%	339	20	94.3%
Pool 2014
Original Pool	1,503	236,604	236,486	1,404	3.73%	348	9	—
Recaptured Loans	—	—	—	—	—	—	—	—
Recapture Agreement	—	—	—	—	—	—	—	—

Pool 2014 Total/WA	1,503	236,604	236,486	1,404	3.73%	348	9	—

Total/Weighted Average	$107,887	$20,967,350	$19,618,851	110,156	3.12%	336	17	47.3%

The following table summarizes the collateral characteristics of the loans underlying our Excess MSR investments as of December 31, 2013 (dollars in thousands):

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$65,128	$10,026,722	$9,823,250	49,340	3.51%	335	12	1.0%
Recaptured Loans	—	—	—	—	—%	—	—	—%
Recapture Agreement	982	—	—	—	—%	—	—	—%

Pool 1 Total/WA	66,110	10,026,722	9,823,250	49,340	3.51%	335	12	1.0%
Pool 2
Original Pool	40,599	10,704,024	10,149,440	61,751	2.63%	340	18	100.0%
Recaptured Loans	451	—	77,239	512	4.34%	358	—	—%
Recapture Agreement	3,146	—	—	—	—%	—	—	—%

Pool 2 Total/WA	44,196	10,704,024	10,226,679	62,263	2.64%	341	18	99.2%

Total/Weighted Average	$110,306	$20,730,746	$20,049,929	111,603	3.07%	338	15	51.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of March 31, 2014 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS	$303,881	$310,533	$180	$(1,858)	$308,855	36	(B)	3.80%	3.49%	23

Total/Weighted Average	$303,881	$310,533	$180	$(1,858)	$308,855	36		3.80%	3.49%	23

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of December 31, 2013 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS	$282,446	$292,012	$—	$(5,033)	$286,979	29	(D)	3.77%	3.46%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29		3.77%	3.46%	24

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than the Variable rate CMO, which is unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(D)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities.

The following table summarizes the net interest spread of our Agency RMBS portfolio as of March 31, 2014 and December 31, 2013:

	At March 31, 2014	At December 31, 2013
Weighted Average Asset Yield	3.02%	2.98%
Weighted Average Interest Expense	1.42%	1.55%

Net Interest Spread	1.59%	1.43%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS), sales or repayments of RMBS and borrowings under repurchase agreements. In the future, sources of funds for liquidity may include potential debt financing sources, warehouse agreements, securitizations and the issuance of equity securities, when feasible. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

         We have funded the acquisition of our Excess MSRs on an unlevered basis, but we may invest in Excess MSRs on a levered basis in the future to the extent leverage is available for this asset class. As of March 31, 2014, we had repurchase agreements with 12 counterparties and approximately $270.0 million of outstanding repurchase agreement borrowings from nine of those 12 counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at March 31, 2014, was approximately 5.5%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, our purchases of Excess MSRs on a flow basis, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Our cash flow provided by operations differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Excess MSRs, and (iii) other-than-temporary impairment on our securities, if any.

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

Repurchase Agreements

The following table provides additional information regarding our repurchase agreements. These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the fair value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.5% as of March 31, 2014.

	Outstanding Balance at March 31, 2014	Three Months Ended March 31, 2014 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$269,981	0.37%

The weighted average haircut, was 5.5% as of December 31, 2013.

	Outstanding Balance at December 31, 2013	Three Months Ended December 31, 2013 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$261,302	0.39%

The amount of collateral at March 31, 2014 and December 31, 2013, including cash, was $287.1 million and $275.6 million, respectively.

The weighted average term to maturity at March 31, 2014 and December 31, 2013 was 43 days and 29 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of $13.1 million and our investing activities used cash of $16.2 million for the three month period ended March 31, 2014. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

On January 27, 2014 we issued 9,543 shares of our common stock, 7,953 of which are subject to forfeiture in certain circumstances, to our independent directors. The 1,590 unrestricted shares were part of the compensation for joining the board of directors in 2013, and the remaining shares were part of the independent directors’ compensation for 2014.

For information regarding our use of repurchase agreements to finance the acquisition of our Agency RMBS, see “Liquidity and Capital Resources” above.

Dividends

We are organized and intend to conduct our operations to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities.

On December 17, 2013 we declared a partial dividend of $0.45 per share on the Company’s shares of common stock for the fourth quarter of 2013. The partial dividend reflected the 81 days during the quarter after completion of the Company’s IPO. The dividend was paid in cash on January 28, 2014 to stockholders of record on December 27, 2013. On March 18, 2014 we declared a dividend of $0.50 per share on the Company’s common stock for the first quarter of 2014. The dividend was paid in cash on April 29, 2014 to stockholders of record as of the close of business on April 2, 2014.

We make distributions based on a number of factors, including an estimate of REIT taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our quarterly dividend per share may be substantially different than our quarterly taxable earnings and GAAP earnings per share.

Off-balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2014 and December 31, 2013, included repurchase agreements on certain RMBS, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of March 31, 2014 (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$269,981	$—	$—	$—	$269,981
Interest on repurchase agreement borrowings (A)	$228	$—	$—	$—	$228

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees, if any, and other related expenses. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, who may from time to time assist Freedom Mortgage with certain tasks. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits incurred by Freedom Mortgage and reimbursed by our Manager with respect our chief financial officer, based on the percentage of our chief financial officer’s working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to the chief financial officer our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Acquisitions of Excess MSRs

Upon completion of our initial public offering and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into a flow and bulk purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an aggregate unpaid principal balance (“UPB”) of approximately $76.8 million. We acquired an approximate 85% interest in the Excess MSRs for approximately $567,129. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

On March 31, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $161.1 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. We acquired an approximate 70% interest in the Excess MSRs for approximately $967,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

The purchases made in 2014 are collectively referred to as “Pool 2014”.

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

Hedging techniques are partly based on assumed levels of prepayments of our assets, specifically our Agency RMBS. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivatives are highly complex and may produce volatile returns.

Interest Rate Cap Risk

Any adjustable-rate or hybrid adjustable-rate RMBS that we acquire will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid adjustable-rate RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “—Interest rate risk.” Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in this Quarterly Report on Form 10-Q.

Prepayment Risk; Extension Risk

The value of our assets may be affected by prepayment rates on mortgage loans. We anticipate that the mortgage loans, including the mortgage loans underlying our Excess MSRs and RMBS, will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated. A slower than anticipated rate of prepayment also will cause the life of the related RMBS to extend beyond that which was projected. As a result we would have a lower yielding asset for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge. With respect to our Excess MSRs, if prepayment speeds are significantly greater than expected, the carrying value of our Excess MSRs may change. If the fair value of our Excess MSRs decreases, we would be required to record a non-cash charge. Significant increases in prepayment speeds could also materially reduce the ultimate cash flows we receive from Excess MSRs, and we could ultimately receive substantially less than what we paid for such assets.

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Fair value at March 31, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$119,826	$113,612	$107,887	$102,888	$98,235
Change in FV	$11,834	$5,620	$—	$(5,104)	$(9,757)
% Change in FV	11%	5%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$115,670	$111,702	$107,887	$104,513	$101,243
Change in FV	$7,678	$3,710	$—	$(3,479)	$(6,749)
% Change in FV	7%	3%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$107,589	$107,790	$107,887	$108,194	$108,396
Change in FV	$(403)	$(202)	$—	$202	$403
% Change in FV	(0)%	(0)%	—%	0%	0%

Fair value at December 31, 2013

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$123,178	$116,396	$110,306	$104,812	$99,831
Change in FV	$12,872	$6,090	$—	$(5,495)	$(10,475)
% Change in FV	12%	6%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$117,814	$113,940	$110,306	$106,889	$103,668
Change in FV	$7,508	$3,634	$—	$(3,417)	$(6,639)
% Change in FV	7%	3%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$109,442	$109,874	$110,306	$110,739	$111,171
Change in FV	$(865)	$(432)	$—	$432	$865
% Change in FV	(1)%	—%	—%	—%	1%

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

The following tables summarize the estimated change in fair value of our RMBS given several parallel shifts in interest rates (dollars in thousands):

Fair value at March 31, 2014

		Fair value at December 31, 2013
	March 31, 2014	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
Agency RMBS Portfolio
Agency RMBS, available-for-sale	$308,855
RMBS Total Return (%)		(1.39)%	(2.79)%	(4.19)%	(5.58)%	(8.35)%

RMBS Dollar Return		$(4,281)	$(8,602)	$(12,926)	$(17,231)	$(25,786)

Fair value at December 31, 2013

		Fair value at December 31, 2013
	December 31, 2013	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
Agency RMBS Portfolio
Agency RMBS, available-for-sale	$286,979
RMBS Total Return (%)		(1.53)%	(3.06)%	(4.58)%	(6.09)%	(9.20)%

RMBS Dollar Return		$(4,385)	$(8,776)	$(13,141)	$(17,477)	$(23,396)

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

Our investments in Excess MSRs are dependent on the mortgage servicer, including Freedom Mortgage, to perform its servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value. In addition, many servicers also rely on subservicing arrangements with third parties and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance an of our Excess MSRs. In addition, should a servicer of the Excess MSRs that we acquire fail to make required payments, under any acknowledgment agreement that we may have entered into with Ginnie Mae, Fannie Mae or Freddie Mac, we could be exposed to potential liabilities. Moreover, our business model heavily relies upon our strategic alliance with Freedom Mortgage and our acquiring Excess MSRs through our relationship with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the GSEs, we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer. See our 2013 Annual Report on Form 10-K for a complete list of risk factors related to our business.

Funding Risk

To the extent available on desirable terms, we finance our Agency RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime jumbo loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

Our Excess MSRs, as well as some of the assets that may in the future comprise our portfolio, are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2014, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our form 10-K filed on March 26, 2014 with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 13, 2014	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

May 13, 2014	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

March 31, 2014

INDEX OF EXHIBITS

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished and not filed.