Form 10-Q
period 2014-06-30
Cherry Hill Mortgage Investment Corp
filed 2014-08-12
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 7,509,543 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,’’ “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy, including without limitation, financing from the Federal Home Loan Bank;

•	the Company’s ability to obtain future financing arrangements, including without limitation financing from a Federal Home Loan Bank;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the FDIC, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures; availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013;

•	the Company’s limited operating history;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s dependence on its external manager and the Company’s ability to find a suitable replacement if the Company or the manager were to terminate the management agreement the Company has entered into with the manager;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•	limitations on the Company’s business due to compliance with the REIT requirements; and

•	the degree and nature of the Company’s competition, including competition for its targeted assets.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

June 30, 2014 (Unaudited) and December 31, 2013

(in thousands — except share data)

	June 30, 2014	December 31, 2013
Assets
RMBS, available-for-sale	$337,662	$286,979
Investments in Excess MSRs at fair value	102,422	110,306
Cash and cash equivalents	14,452	10,375
Restricted cash	5,131	3,744
Derivative assets	127	4,613
Receivables from unsettled trades	—	7,239
Receivables and other assets	3,804	4,142

Total Assets	$463,598	$427,398
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$293,747	$261,302
Derivative liabilities	2,213	592
Dividends payable	3,830	3,375
Due to affiliates	809	616
Accrued expenses and other liabilities	245	391

Total Liabilities	$300,844	$266,276
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2014 and December 31, 2013	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding at June 30, 2014 and 7,500,000 shares issued and outstanding at December 31, 2013	75	75
Additional paid-in capital	148,183	148,078
Retained earnings	10,188	17,695
Accumulated other comprehensive income (loss)	3,917	(5,033)

Total CHMI Stockholders’ Equity	$162,363	$160,815
Non-controlling interests in operating partnership	391	307

Total Stockholders’ Equity	$162,754	$161,122

Total Liabilities and Stockholders’ Equity	$463,598	$427,398

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(in thousands — except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income
Interest income	$6,137	$—	$12,148	$—
Interest expense	1,006	—	1,953	—

Net interest income	5,131	—	10,195	—
Other income (loss)
Realized gain (loss) on RMBS, net	75	—	(274)	—
Realized gain (loss) on derivatives, net	(187)	—	(259)	—
Unrealized gain (loss) on derivatives, net	(2,705)	—	(6,148)	—
Unrealized gain (loss) on investments in Excess MSRs	(1,648)	—	(978)	—

Total Income	666	—	2,536	—
Expenses
General and administrative expense	642	36	1,099	71
Management fee to affiliate	679	—	1,358	—

Total Expenses	1,321	36	2,457	71

Net Income (Loss)	(655)	(36)	79	(71)
Net (income) loss allocated to LTIP—OP Units	3	—	(1)	—

Net Income (Loss) Applicable to Common Stockholders	$(652)	$(36)	$78	$(71)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.09)	$(36.00)	$0.01	$(71.00)
Diluted	$(0.09)	$(36.00)	$0.01	$(71.00)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,504,572	1,000	7,503,538	1,000
Diluted	7,509,543	1,000	7,508,112	1,000

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(655)	$(36)	$79	$(71)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	5,595	—	8,950	—

Other comprehensive income (loss)	5,595	—	8,950	—

Comprehensive income (loss)	$4,940	$(36)	$9,029	$(71)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the periods January 1, 2013 through December 31, 2013

and January 1, 2014 through June 30, 2014 (Unaudited)

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2013	1,000	$—	(A)	$1	$—	$(25)	$—	$(24)
Repurchase of common stock	(1,000)	—		(1)	—	—	—	(1)
Issuance of common stock, net of offering costs	7,500,000	75		148,078	—	—	—	148,153
Net income	—	—		—	—	21,095	107	21,202
Other comprehensive loss	—	—		—	(5,033)	—	—	(5,033)
LTIP-OP Unit awards	—	—		—	—	—	200	200
Common dividends declared, $0.45 per share	—	—		—	—	(3,375)	—	(3,375)

Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—	(B)	105	—	—	—	105
Net income	—	—		—	—	78	1	79
Other comprehensive income	—	—		—	8,950	—	—	8,950
LTIP-OP Unit awards	—	—		—	—	—	117	117
Distribution paid on LTIP-OP Units	—	—		—	—	—	(34)	(34)
Common dividends declared, $1.01 per share	—	—		—	—	(7,585)	—	(7,585)

Balance, June 30, 2014	7,509,543	$75		$148,183	$3,917	$10,188	$391	$162,754

(A)	de minimis ($10 rounds to $0)
(B)	de minimis ($95 rounds to $0)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$79	$(71)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of investments in Excess MSRs	978	—
Accretion of premium and other amortization	817	—
Realized (gain) loss on RMBS, net	274	—
Unrealized (gain) loss on derivatives, net	6,148	—
Realized (gain) loss on derivatives, net	259	—
LTIP-OP Unit awards	117	—
Changes in:	—	—
Receivables from unsettled trades	7,239	—
Other assets	338	—
Due to affiliate	193	—
Accrued expenses and other liabilities	29	71

Net cash provided by (used in) operating activities	$16,471	$—
Cash Flows From Investing Activities
Purchase of RMBS	(65,055)	—
Acquisition of Excess MSRs	(2,181)	—
Proceeds from sale of RMBS	12,645	—
Cost of sale of derivatives	16	—
Principal paydown of Excess MSRs	9,087	—
Principal paydown of RMBS	9,456	—

Net cash provided by (used in) investing activities	$(36,032)	$—
Cash Flows From Financing Activities
Repayments of repurchase agreements	(875,465)	—
Margin deposits under repurchase agreements	(1,387)	—
Purchase of derivatives	(361)	—
Borrowings under repurchase agreements	907,910	—
Issuance of common stock, net of offering costs	105	—
LTIP-OP Units distributions paid	(35)	—
Dividends paid	(7,129)	—

Net cash provided by (used in) financing activities	$23,638	$—

Net Increase (Decrease) in Cash and Cash Equivalents	$4,077	$—
Cash and Cash Equivalents, Beginning of Period	10,375	1

Cash and Cash Equivalents, End of Period	$14,452	$1
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$1,782	$—
Dividends declared but not paid	$3,830	$—

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at June 30, 2014 and December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

The accompanying unaudited consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, CHMI Insurance Company, LLC and CHMI Solutions, Inc. (formerly, CHMI Solutions, LLC).

On October 9, 2013, the Company completed an IPO of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities (“RMBS” or “securities”), the payment of principal and interest on which is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“Agency RMBS”).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013 and will elect to be taxed as a REIT, as defined under the Code for U.S. federal income tax purposes commencing with the year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of fair value of RMBS, Excess MSRs, derivatives and credit losses including the period of time during which the Company anticipates an increase in the fair values of securities sufficient to recover unrealized losses on those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates and differences may be material.

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

Investment securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the six month period ended June 30, 2014 were settled. Approximately $7.2 million in RMBS were sold but not yet settled and were receivable at December 31, 2013.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, determine market consensus on prepayment speeds, and to factor in current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.0 million and $900,000 in interest income is receivable at June 30, 2014 and December 31, 2013, respectively, and is classified within “Receivables and other assets” on the consolidated balance sheet.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the credit component is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and a liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.6 million and $2.8 million in Excess MSR cashflow is receivable at June 30, 2014 and December 31, 2013, respectively, and is classified within “Receivables and other assets” on the consolidated balance sheet.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions and to-be-announced securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and as determined by management, including, among other factors, restrictions imposed by the Code. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its counterparties to major financial institutions and by clearing its derivatives through exchanges. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Management does not expect any material losses as a result of default by other parties.

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

Revenue Recognition – With respect to interest rate swaps, swaptions and TBAs that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized and unrealized gains (losses) on derivatives, net” in the consolidated statements of income. These derivatives may, to some extent, be economically effective as hedges.

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

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Realized gain (loss) on RMBS, net
Gain on RMBS	$75	$—	$75	$—
Loss on RMBS	—	—	(349)	—

Net realized gain (loss) on RMBS	75	—	(274)	—
Realized gain (loss) on derivatives, net	(187)	—	(259)	—
Unrealized gain (loss) on derivatives, net	(2,705)	—	(6,148)	—

Total	$(2,817)	$—	$(6,681)	$—

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

Dividends Payable

Because the Company is organized as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on the declaration date, which causes an offsetting reduction in retained earnings.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized gains or losses on RMBS, which are designated as available for sale.

During the three month and six month periods ended June 30, 2014, accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income
Three Months Ended June 30, 2014
Accumulated other comprehensive gain (loss), March 31, 2014	$(1,678)
Net unrealized gain (loss) on RMBS	5,595

Accumulated other comprehensive gain (loss), June 30, 2014	$3,917

Six Months Ended June 30, 2014
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Net unrealized gain (loss) on RMBS	8,950

Accumulated other comprehensive gain (loss), June 30, 2014	$3,917

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

Recently Issued and/or Adopted Accounting Standards

Offsetting Assets and Liabilities – In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amended ASC 210, Balance Sheet. The amendments in this ASU enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company’s consolidated financial condition or results of operations, but did impact financial statement disclosures – refer to Note 8.

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

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016 and early adoption is not permitted. Management is evaluating the impact of ASU 2014-09; however, it is not expected to have a significant impact on the Company’s financial position, results of operations, or EPS.

Transfers and Servicing – In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends ASC 860, Transfers and Servicing. ASU 2014-11, which affects all entities that enter into repurchase-to-maturity transactions or repurchase financings, requires two accounting changes. First, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, ASU 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose additional information by type of transaction. ASU 2014-11 also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015, with early adoption prohibited. Currently, management does not anticipate that the adoption of ASU 2014-11 will have a material impact on the consolidated financial statements.

Stock Compensation – In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Currently, management does not anticipate that the adoption of ASU 2014-12 will have a material impact on the consolidated financial statements.

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; and (ii) investments in Excess MSRs. In addition, as of December 31, 2013, the Company has capitalized a taxable REIT subsidiary, Cherry Hill Solutions, Inc. (“Solutions”). Solutions was originally organized as Cherry Hill TRS, LLC, a Delaware limited liability company. In April 2014, the name was changed to CHMI Solutions, LLC. Effective June 30, 2014, CHMI Solutions, LLC was converted from a limited liability company to a Delaware corporation, in order to facilitate obtaining lender approval from the Federal Housing Administration. There have been no operations to date within Solutions, and the operations of Solutions are included in “All Other” until such time as Solutions becomes operational.

“All Other” consists primarily of general and administrative expenses including compensation paid to the directors and stock-based compensation expense, and management fees paid and expenses reimbursed to the Manager pursuant to the Management Agreement (see Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Excess MSRs	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2014
Interest income	$3,629	$2,508	$—	$6,137
Interest expense	—	1,006	—	1,006

Net interest income	3,629	1,502	—	5,131
Other income	(1,648)	(2,817)	—	(4,465)
Other operating expenses	—	—	1,321	1,321

Net income (loss)	$1,981	$(1,315)	$(1,321)	$(655)
Three Months Ended June 30, 2013
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	36	36

Net income (loss)	$—	$—	$(36)	$(36)
Six Months Ended June 30, 2014
Interest income	$7,314	$4,834	$—	$12,148
Interest expense	—	1,953	—	1,953

Net interest income	7,314	2,881	—	10,195
Other income	(978)	(6,681)	—	(7,659)
Other operating expenses	—	—	2,457	2,457

Net income (loss)	$6,336	$(3,800)	$(2,457)	$79
Six Months Ended June 30, 2013
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	71	71

Net income (loss)	$—	$—	$(71)	$(71)
Balance Sheet
June 30, 2014
Investments	$102,422	$337,662	$—	$440,084
Other assets	2,583	6,300	14,631	23,514

Total assets	105,005	343,962	14,631	463,598

Debt	—	293,747	—	293,747
Other liabilities	—	2,354	4,743	7,097

Total liabilities	—	296,101	4,743	300,844
GAAP book value	$105,005	$47,861	$9,888	$162,754
December 31, 2013
Investments	$110,306	$286,979	$—	$397,285
Other assets	2,828	16,494	10,791	30,113

Total assets	113,134	303,473	10,791	427,398
Debt	—	261,302	—	261,302
Other liabilities	—	690	4,284	4,974

Total liabilities	—	261,992	4,284	266,276
GAAP book value	$113,134	$41,481	$6,507	$161,122

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments at June 30, 2014 and December 31, 2013, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss), except for securities that are other-than-temporarily impaired, for which there were none for the six months ended June 30, 2014 (dollars in thousands):

Summary of RMBS

At June 30, 2014

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$201,154	$203,028	$2,537	$(7)	$205,558	24	(B)	3.88%	3.59%	24
Freddie Mac	128,949	128,554	1,246	—	129,800	15	(B)	3.73%	3.17%	22
CMOs	12,146	2,163	146	(5)	2,304	2	Unrated	3.14%	23.89%	18

Total/Weighted Average	$342,249	$333,745	$3,929	$(12)	$337,662	41		3.80%	3.50%	23

Summary of RMBS

At December 31, 2013

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$173,015	$179,556	$—	$(2,800)	$176,756	18	(B)	3.86%	3.61%	25
Freddie Mac	109,431	112,456	—	(2,233)	110,223	11	(B)	3.62%	3.22%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29		3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At June 30, 2014, and December 31, 2013, the Company pledged RMBS with a carrying value of approximately $312.0 million and $271.8 million, respectively, as collateral for repurchase agreements. At June 30, 2014, and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that met the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the six month periods ended June 30, 2014 and June 30, 2013, the Company did not record any other-than-temporary impairment charges (“OTTI”) with respect to its securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In addition, underlying loan default expectations and loss severities are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. In connection with the foregoing, the Company weighs the fact that virtually all of its investments in RMBS are guaranteed by the U.S. government or a government sponsored enterprise.

Additionally, for all securities in an unrealized loss position at June 30, 2014 and December 31, 2013, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell its securities before recovery of the amortized cost basis, which may be maturity.

The following tables summarize the Company’s RMBS in an unrealized loss position, all of which are due to mark to market rather than default estimates, as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Unrealized Loss Positions

At June 30, 2014

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$342,249	$333,745	$3,929	$(12)	$337,662	41	(B	)	3.80%	3.50%	23
Twelve or More Months	—	—	—	—	—	—			—	—	—

Total/Weighted Average	$342,249	$333,745	$3,929	$(12)	$337,662	41			3.80%	3.50%	23

Unrealized Loss Positions

At December 31, 2013

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$282,446	$292,012	$—	$(5,033)	$286,979	29	(B	)	3.77%	3.46%	24
Twelve or More Months	—	—	—	—	—	—			—	—	—

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Note 5 — Investments in Excess MSRs

In October 2013, the Company entered into an agreement (“MSR Agreement 1”) with Freedom Mortgage Corporation (“Freedom Mortgage”), a residential mortgage servicer wholly-owned by the sole member of the Manager, to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on a pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $10.0 billion (“Pool 1”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing UPB, as well as any ancillary income from Pool 1. Pursuant to MSR Agreement 1, Freedom Mortgage performs all servicing functions and advancing functions related to Pool 1 for a basic fee (the contractual amount the servicer is entitled to for performing the servicing duties) of 8 bps. Therefore, the remainder, or “excess mortgage servicing amount,” is initially equal to a weighted average of 20 bps.

The Company acquired the right to receive 85% of the excess mortgage servicing amount on Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Pool 1—Recapture Agreement”), 85% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Pool l (which loans then become part of Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount will also be terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company will be entitled to a pro rata share, or 85%, of such termination payment.

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity. For Pool 1, since the Company expects interest rates to rise relative to what they had been in the past, which is likely to reduce the level of voluntary prepayments, the Company expects recapture rates to be significantly lower than what they had been in the past. As a result, the fair value of the related recapture agreement is expected to be lower than when the Company purchased the pool and entered into the recapture agreement. However, since prepayment rates are likely to decline at the same time, the Company expects overall prepayment rates to remain roughly constant.

In October 2013, the Company entered into an agreement (“MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding principal balance of approximately $10.7 billion (“Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Pool 2. Pursuant to MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to Pool 2 for a basic fee of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

The Company acquired the right to receive 50% of the excess mortgage servicing amount on Pool 2 and, subject to certain limitations and pursuant to a loan replacement agreement (the “Pool 2—Recapture Agreement”), 50% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Pool 2 (which loans then become part of Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount will also be terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company will be entitled to a pro rata share, or 50%, of such termination payment.

Pool 2 consists of adjustable rate mortgage loans, which have a higher prepayment speed than the fixed rate mortgage loans in Pool 1. The Company’s recapture percentage with respect to Pool 2 has been higher than anticipated. This has resulted in an increase in the fair value of the recapture agreement related to Pool 2.

In October 2013, the Company also entered into a flow and bulk Excess MSR purchase agreement with Freedom Mortgage. This agreement provides that Freedom Mortgage will offer to sell to the Company a participation interest (between 65% and 85%) in the Excess MSRs on the eligible mortgage loans originated by Freedom Mortgage on a flow basis. In addition, Freedom will offer to sell to the Company a participation interest (between 40% and 85%) in the Excess MSRs on mortgage loans for which Freedom Mortgage acquires the MSRs from third parties. The pricing of the transactions must be approved by a majority of our independent directors based on, among other things, a valuation from a third party valuation service. The Company is not obligated to accept any such offer.

On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

On March 31, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $159.8 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. The Company acquired an approximate 71% interest in the Excess MSRs for approximately $946,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

On June 30, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $668,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Pool 2014—Recapture Agreement.”

The following is a summary of the Company’s Excess MSRs (dollars in thousands):

	June 30, 2014
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,359,356	$51,715	$62,302	3.51%	27.4	$1,252
Pool 1—Recapture Agreement		2,900	69	4.39%	29.1	(913)
Pool 2	9,198,785	28,448	32,417	2.60%	27.9	(3,671)
Pool 2—Recapture Agreement		2,554	5,595	4.26%	29.5	2,449
Pool 2014	329,059	2,134	2,039	3.74%	28.9	(95)
Pool 2014—Recapture Agreement	—	—	—	4.06%	29.3	—

Total	$18,887,200	$87,751	$102,422	3.15%	27.8	$(978)

	December 31, 2013
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,823,250	$55,793	$65,128	3.51%	27.9	$9,335
Pool 1—Recapture Agreement		2,900	982			(1,918)
Pool 2	10,226,679	33,410	41,050	2.64%	28.3	7,640
Pool 2—Recapture Agreement		2,554	3,146			590

Total	$20,049,929	$94,657	$110,306	3.07%	28.1	$15,647

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of June 30, 2014 and December 31, 2013 is reflected in the respective pool.

The table below summarizes the geographic distribution for the top five states of the residential mortgage loans underlying the Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Balance
State	June 30, 2014	December 31, 2013
California	13.8%	14.4%
Texas	10.2%	10.0%
Florida	6.9%	6.9%
Virginia	6.5%	6.6%
North Carolina	5.6%	5.6%

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

The following table presents certain information about the Company’s 2013 Plan as of June 30, 2014:

Number of securities issued or to be issued upon exercise of outstanding options, warrants and rights
LTIP-OP Units	68,850
Shares of Common Stock	9,543

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

During 2013 the Board of Directors approved a grant of 37,500 LTIP-OP Units upon the completion of the Company’s IPO on October 9, 2013 (the “grant date”). Of the total 37,500 LTIP-OP Units granted, 7,500 were granted to the Company’s independent directors, which vested immediately, and 30,000 LTIP-OP Units were granted to the Company’s executive officers and certain employees of Freedom Mortgage, which vest ratably over the first three year anniversaries of the grant date. The fair value of each LTIP-OP Unit was determined based on the offering price of the Company’s common stock on the grant date (IPO date) of $20.00. The aggregate grant date fair value of the total 37,500 LTIP-OP Units was $750,000.

On June 10, 2014, the Company granted 31,350 LTIP-OP Units to ten individuals who regularly perform services for the Company through the Manager. The LTIP-OP Units vest ratably over the first three anniversaries of the grant date. The fair value of each LTIP-OP Unit was determined based on the closing price of the Company’s common stock on the grant date of $19.33. The aggregate grant date fair value of the total 31,350 LTIP-OP Units was approximately $606,000.

As of June 30, 2014, 7,500 LTIP-OP Units have vested, and the Company recognized $117,000 and $0 in share-based compensation expense in June 30, 2014 and June 30, 2013, respectively, which is included in general and administrative expense. There were approximately $1.0 million of total unrecognized share-based compensation expense as of June 30, 2014, related to the 61,350 non-vested LTIP-OP Units. No share-based compensation expense was recognized during the six months ended June 30, 2013. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Equity Incentive Plan 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares) which vest one year from the grant date. The restricted shares of common stock are subject to forfeiture in certain circumstances.

As of June 30, 2014, 1,421,607 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to partnership units in the Operating Partnership held by parties other than the Company, including the outstanding LTIP-OP Units.

Certain individuals own LTIP-OP Units in the Operating Partnership. An LTIP-OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. LTIP-OP Units, upon conversion to OP Units, may be redeemed for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis. When an LTIP-OP Unit holder redeems an OP Unit or the OP Unit is converted into common stock, non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased.

As of June 30, 2014, the non-controlling interest holders in the Operating Partnership owned 68,850 LTIP-OP Units, or approximately 0.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, regarding the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic net earnings per share of common stock for the six month periods ended June 30, 2014 and June 30, 2013 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$(652)	$(36)	$78	$(71)

Net income allocable to common stockholders	$(652)	$(36)	$78	$(71)
Denominator:
Weighted average common shares outstanding	7,504,572	1,000	7,503,538	1,000
Weighted average diluted shares outstanding	7,509,543	1,000	7,508,112	1,000
Basic and Dilutive:
Basic earnings per share	$(0.09)	$(36.00)	$0.01	$(71.00)
Diluted earnings per share	$(0.09)	$(36.00)	$0.01	$(71.00)

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

The Management Agreement provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager or employees of Freedom Mortgage provided by the Manager, in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services. For the periods indicated, “Management fee to affiliate” consisted of the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Management fees	$604	$—	$1,208	$—
Expense reimbursement	75	—	150	—

Total	$679	$—	$1,358	$—

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

In order to help mitigate duration risk and basis risk management, the Company utilizes forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular RMBS to be delivered is not identified until shortly before the TBA settlement date.

The following table summarizes the outstanding notional amounts of derivative instruments as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014	December 31, 2013
Non-hedge derivatives
Notional amount of interest rate swaps	$183,850	$171,700
Notional amount of swaptions	115,000	125,000
Notional amount of TBAs, net	5,000	4,800

Total notional amount	$303,850	$301,500

The following table presents information about the Company’s interest rate swap agreements as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	Weighted Average Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2014	2020	$183,850	1.87%	0.23%	5.8
December 31, 2013	2020	$171,700	1.95%	0.24%	6.7

Offsetting Assets and Liabilities

The Company has netting arrangements in place with certain derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents swap and swaption assets and liabilities subject to such arrangements on a gross basis in its consolidated balance sheets, however TBAs are shown net. The Company presents repurchase agreements subject to master netting arrangements on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following table presents information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

June 30, 2014
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized	Consolidated Balance Sheet	Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Swaptions	127	—	127	(127)	—	—
TBAs	5,299	(5,299)	—	—	—	—

Total Assets	$5,426	$(5,299)	$127	$(127)	$—	$—
Liabilities
Repurchase agreements	$293,747	$—	$293,747	$(291,212)	$(2,535)	$—
Interest rate swaps	2,162	—	2,162	434	(2,596)	—
Swaptions	—	—	—	—	—	—
TBAs	5,350	(5,299)	51	(51)	—	—

Total Liabilities	$301,259	$(5,299)	$295,960	$(290,829)	$(5,131)	$—

December 31, 2013
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized	Consolidated Balance Sheet	Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$2,531	$—	$2,531	$(2,531)	$—	$—
Swaptions	2,082	—	2,082	(2,082)	—	—
TBAs	—	—	—	—	—	—

Total Assets	$4,613	$—	$4,613	$(4,613)	$—	$—
Liabilities
Repurchase agreements	$261,302	$—	$261,302	$(257,558)	$(3,744)	$—
Interest rate swaps	592	—	592	(592)	—	—
Swaptions	—	—	—	—	—	—
TBAs	—	—	—	—	—	—

Total Liabilities	$261,894	$—	$261,894	$(258,150)	$(3,744)	$—

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income as of June 30, 2014 and June 30, 2013 (dollars in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Non-Hedge Derivatives	Income Statement Location	2014	2013	2014	2013
Interest rate swaps	Realized gain/(loss) on derivative assets	$(187)	$—	$(259)	$—

Total		$(187)	$—	$(259)	$—

Note 9 — Fair Value

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosure, (“ASC 820”) defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

ASC 820 establishes a three level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

•	Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

•	Level 3 unobservable inputs are supported by little or no market activity. The unobservable inputs represent the assumptions that management believes market participants would use to price the assets and liabilities, including risk. Generally, Level 3 assets and liabilities are valued using pricing models, discounted cash flow methodologies, or similar techniques that require significant judgment or estimation.

Following are descriptions of the valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models and significant assumptions utilized.

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value on the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2014 and December 31, 2013.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value on the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at June 30, 2014 and December 31, 2013.

Derivative Instruments

The Company may enter into a variety of derivative financial instruments as part of its economic hedging strategies. The Company principally executes over-the-counter derivative contracts, specifically interest rate swaps and swaptions. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions as Level 2 fair value assets and liabilities at June 30, 2014 and December 31, 2013.

The Company also enters into certain other derivative financial instruments, such as TBAs. These instruments are similar in form to the Company’s RMBS available for sale securities, and the Company utilizes a pricing service to value TBAs. As a result, the Company classified 100% of its TBAs as Level 2 fair value assets at June 30, 2014 and December 31, 2013.

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

Recurring Fair Value Measurements

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 (dollars in thousands).

Recurring Fair Value Measurements

At June 30, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$205,558	$—	$205,558
Freddie Mac	—	129,800	—	129,800

RMBS total	—	335,358	—	335,358
CMOs	—	2,304	—	2,304
Derivative assets
Interest rate swaps	—	—	—	—
Interest rate swaptions	—	127	—	127
TBAs	—	5,299	—	5,299

Derivative assets total	—	5,426	—	5,426
Excess MSRs	—	—	102,422	102,422

Total Assets	$—	$343,088	$102,422	$445,510
Liabilities
Derivative liabilities
Interest rate swaps	—	2,162	—	2,162
TBAs	—	5,350	—	5,350

Derivative liabilities total	—	7,512	—	7,512

Total Liabilities	$—	$7,512	$—	$7,512

Recurring Fair Value Measurements

At December 31, 2013

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$176,756	$—	$176,756
Freddie Mac	—	110,223	—	110,223

RMBS total	—	286,979	—	286,979
CMOs	—	—	—	—
Derivative assets
Interest rate swaps	—	2,531	—	2,531
Interest rate swaptions	—	2,082	—	2,082
TBAs	—	—	—	—

Derivative assets total	—	4,613	—	4,613
Excess MSRs	—	—	110,306	110,306

Total Assets	$—	$291,592	$110,306	$401,898
Liabilities
Derivative liabilities
Interest rate swaps	—	592	—	592
TBAs	—	—	—	—

Derivative liabilities total	—	592	—	592

Total Liabilities	$—	$592	$—	$592

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2014 and December 31, 2013 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Excess MSRs) measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Level 3 Fair Value Measurements

At June 30, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$110,306
Unrealized gain included in Net Income	339	(1,222)	(95)	(978)
Purchases and principal paydowns
Purchases			2,181	2,181
Proceeds from principal paydowns	(4,078)	(4,962)	(47)	(9,087)

Balance at June 30, 2014	$62,371	$38,012	$2,039	$102,422

Level 3 Fair Value Measurements

At December 31, 2013

	Level 3 (A)
	Pool 1	Pool 2	Total
Balance at December 31, 2012	$—	$—	$—
Unrealized gain included in Net Income	7,417	8,230	15,647
Purchases and principal paydowns
Purchases	60,561	38,407	98,968
Proceeds from principal paydowns	(1,868)	(2,441)	(4,309)

Balance at December 31, 2013	$66,110	$44,196	$110,306

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Excess MSRs classified as Level 3 fair value assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

Fair Value Measurements

At June 30, 2014

	Fair Value (A)	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$62,371	Discounted cash flow	Constant prepayment speed	5.1% - 10.4%	8.2%
			Uncollected Payments	2.8% - 7.0%	6.4%
			Discount rate	—	13.0%
Pool 2	$38,012	Discounted cash flow	Constant prepayment speed	12.5% - 23.7%	18.4%
			Uncollected Payments	8.5% - 11.5%	9.8%
			Discount rate	—	17.8%
Pool 2014	$2,039	Discounted cash flow	Constant prepayment speed	5.0% - 11.1%	9.2%
			Uncollected Payments	2.3% - 5.9%	5.3%
			Discount rate	—	11.3%
TOTAL	$102,422	Discounted cash flow

Fair Value Measurements

At December 31, 2013

	Fair Value (A)	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$66,110	Discounted cash flow	Constant prepayment speed	4.8% - 9.6%	7.4%
			Uncollected Payments	2.0% - 7.0%	6.2%
			Discount rate	—	14.3%
Pool 2	$44,196	Discounted cash flow	Constant prepayment speed	9.7% - 23.6%	18.0%
			Uncollected Payments	2.0% - 12.0%	9.2%
			Discount rate	—	18.4%
TOTAL	$110,306	Discounted cash flow

(A)	Includes the recapture agreement for each respective pool.
(B)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments.

•	RMBS available for sale securities, Excess MSRs, derivative assets and derivative liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the “Fair Value Measurements” section of this footnote.

•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value of these instruments.

•	The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company does not hold any repurchase agreements that are considered long-term.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of June 30, 2014 and December 31, 2013:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of June 30, 2014.

Commitments to Purchase RMBS

As of June 30, 2014 and December 31, 2013, the Company held forward TBA purchase commitments with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At June 30, 2014 and December 31, 2013, the Company is obligated to purchase approximately $5.3 million and $35.9 million of Fannie-Mae guaranteed RMBS respectively. At December 31, 2013, the Company was obliged to sell approximately $30.3 million of Fannie-Mae guaranteed RMBS, but it has no obligation to sell these securities at June 30, 2014.

Acknowledgement Agreement

In order to have Ginnie Mae acknowledge our interest in Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, the Company entered into an acknowledgment agreement with Ginnie Mae and Freedom Mortgage. Under that agreement, if Freedom Mortgage fails to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, the Company would be obligated to make that payment even though the payment may relate to loans for which the Company does not own any Excess MSRs.

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

Management has determined, as of June 30, 2014 the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $293.7 million and $261.3 million of repurchase agreements, with weighted average borrowing rates of 0.36% and 0.39%, as of June 30, 2014 and December 31, 2013, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 57 days and 29 days as of June 30, 2014 and December 31, 2013, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

At June 30, 2014, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$107,205	0.35%
One to three months	142,298	0.35%
Greater than three months	44,244	0.38%

Total/Weighted Average	$293,747	0.36%

At December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$134,001	0.39%
One to three months	127,301	0.40%
Greater than three months	—	—

Total/Weighted Average	$261,302	0.39%

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

Note 13 – Subsequent Events

Events subsequent to June 30, 2014, were evaluated and no additional events were identified requiring further disclosure in these interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a newly formed residential real estate finance company that acquires, invests in and manages residential mortgage assets in the United States. Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a targeted portfolio of Excess MSRs and RMBS, and subject to market conditions, residential mortgage loans and other cashflowing residential mortgage assets. We have a strategic alliance with Freedom Mortgage Corporation (“Freedom Mortgage”) that we believe will provide us with frequent opportunities to acquire certain of our target assets.

On October 9, 2013, the Company completed an IPO of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. Cherry Hill Mortgage Management, LLC (the “Manager”) paid the entire underwriting discount and structuring fee with respect to the IPO. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO have been invested in Excess MSRs and RMBS.

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

Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. We have allocated a majority of our equity capital, on an unleveraged basis, to the acquisition of Excess MSRs. Upon completion of the IPO, we invested approximately $99 million to acquire from Freedom Mortgage Corporation (“Freedom Mortgage”) participation interests in two separate pools of Excess MSRs on FHA and VA mortgage loans with an aggregate UPB of approximately $20.7 billion. In addition to our Excess MSRs, we also acquired RMBS on a leveraged basis as part of our initial portfolio and our longer term strategy. We invested primarily in RMBS backed by whole pools of 30-year, 20-year and 15-year Fixed Rate Mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We expect to include non-Agency or “Private Label” RMBS as, in the Manager’s judgment, conditions warrant. As the market for residential mortgage loans develops, we expect our portfolio to include this asset class, including jumbo mortgage loans, second lien loans and loans that are not “qualified mortgage” loans, as well. In addition, we may also invest opportunistically from time to time in other residential mortgage assets.

In order to increase the opportunities to invest in Excess MSRs and to purchase and sell residential whole loans, we are in the process of seeking to obtain licenses and agency approvals for CHMI Solutions, Inc., a wholly owned subsidiary of our operating partnership. There can be no assurance that we will be able to obtain such licenses or approvals or that such licenses or approvals will be adequate for our intended purposes.

We have financed our RMBS with what we believe to be a prudent amount of leverage. We expect our leverage will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings currently consist of short-term borrowings under master repurchase agreements collateralized by our RMBS and cash. We do not have a targeted debt-to-equity ratio for our RMBS. As of June 30, 2014, our debt-to-equity ratio for our RMBS was approximately 6.5:1. Although we do not currently leverage our investments in Excess MSRs, we will evaluate the use of leverage to acquire Excess MSRs if and when it becomes available.

We have formed CHMI Insurance Company, LLC and intend to have it licensed as a captive insurance company so as to qualify for membership in a Federal Home Loan Bank. The Company intends to use financing from a Federal Home Loan Bank primarily to fund the acquisition and investment in residential mortgage loans. The regulator of the Federal Home Loan Banks has imposed a moratorium on admitting captive insurance companies of mortgage REITs as members. There can be no assurances that the moratorium will be lifted or, if lifted, that membership in a Federal Home Loan Bank will be available or that financing will be available on attractive terms.

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

We seek to reduce our exposure to prepayments through the structuring of our investments in Excess MSRs. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our investments in Excess MSRs, see “Our Portfolio—Excess MSRs.”

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

Exposure of Assets, Other than Excess MSRs, to Prepayment Speed

The value of our assets may be affected by prepayment rates on mortgage loans. If we acquire mortgage loans and mortgage related securities, including RMBS, we anticipate that the mortgage loans or the underlying mortgage loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on our RMBS or other mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors, none of which can be predicted with any certainty. Based onour experience, we expect that over time any adjustable-rate and hybrid RMBS and mortgage loans that we own will experience higher prepayment rates than do fixed-rate RMBS and mortgage loans, as we believe that homeowners with adjustable-rate and hybrid mortgage loans exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on adjustable-rate mortgage loans accelerate significantly as the coupon reset date approaches.

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR and RMBS portfolio, we are likely to be subject to varying degrees of credit risk in connection with our potential investment in other target assets. Through our Manager, we seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses and employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our initial and continuing operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we diversify our portfolio and invest in asset classes other than Excess MSRs and RMBS. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Valuation of Financial Instruments

ASC 820, Fair Value Measurements and Disclosure, (“ASC 820”) defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We have used Level 2 for our RMBS and for our derivative assets and liabilities and Level 3 for our Excess MSRs.

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

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs will be reported in other income or loss in our consolidated statements of operations. For additional information on our fair value methodology, see “Item 1. Consolidated Financial Statements — Note 9. Fair Value.”

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we operate in a manner that allows us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay federal corporate level taxes, although CHMI Solutions, Inc. (formerly Cherry Hill TRS, LLC) and any other taxable REIT subsidiaries we form in the future will be required to pay federal corporate level taxes on their income. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to federal, state and local income taxes.

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

Prior to October 9, 2013, we were a development stage company and had not commenced operations other than the organization of the Company, nor had we acquired any Excess MSRs, RMBS or other assets. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from October 31, 2012 (date of inception) through October 9, 2013 and, as such, the results of operations for periods prior to October 9, 2013, including the six month period ended June 30, 2013 are not comparable with the results of our operations for the six month period ended June 30, 2014.

Presented below is a comparison of the three month period ended June 30, 2014 to the three month period ended June 30, 2013, the six month period ended June 30, 2014 to the six month period ended June 30, 2013, and the three month period ended March 31, 2014 (dollars in thousands):

	Three Months Ended		Six Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	March 31, 2014
Income
Interest income	$6,137	$—	$12,148	$—	$6,011
Interest expense	1,006	—	1,953	—	947

Net Interest Income	5,131	—	10,195	—	5,064
Other Income (Loss)
Realize gain (loss) on RMBS, net	75	—	(274)	—	(349)
Realized gain (loss) on derivatives, net	(187)	—	(259)	—	(72)
Unrealized gain (loss) on derivatives, net	(2,705)	—	(6,148)	—	(3,443)
Unrealized gain (loss) on Excess MSRs	(1,648)	—	(978)	—	670

Total Income	666	—	2,536	—	1,870
Expenses
General and administrative expense	642	36	1,099	71	457
Management fee to affiliate	679	—	1,358	—	679

Total Expenses	1,321	36	2,457	71	1,136

Net Income (Loss)	(655)	(36)	79	(71)	734
Net income (loss) allocated to LTIP—OP Units	3	—	(1)	—	(4)

Net income (loss) Applicable to Common Stockholders	$(652)	$(36)	$78	$(71)	$730

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the three month and six month periods ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30, 2014
	Excess MSRs	RMBS	All Other	Total
Interest income	$3,629	$2,508	$—	$6,137
Interest expense	—	1,006	—	1,006

Net interest income	3,629	1,502	—	5,131
Other income	(1,648)	(2,817)	—	(4,465)
Other operating expenses	—	—	1,321	1,321

Net income (loss)	$1,981	$(1,315)	$(1,321)	$(655)

	Six Months Ended June 30, 2014
	Excess MSRs	RMBS	All Other	Total
Interest income	$7,314	$4,834	$—	$12,148
Interest expense	—	1,953	—	1,953

Net interest income	7,314	2,881	—	10,195
Other income	(978)	(6,681)	—	(7,659)
Other operating expenses	—	—	2,457	2,457

Net income (loss)	$6,336	$(3,800)	$(2,457)	$79

Interest Income

Interest income for the three month period ended June 30, 2014, as compared to the three month period ended March 31, 2014, increased by approximately $126,000. This increase was driven primarily by an increase of approximately $182,000 in interest income related to RMBS, offset by an approximate $56,000 decrease in interest income related to our Excess MSRs.

Interest Expense

Interest expense for the three month period ended June 30, 2014, as compared to the three month period ended March 31, 2014, increased by approximately $59,000 as a result of additional repurchase agreement borrowings. Our investment in Excess MSRs is unlevered and incurs no interest expense.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The change in fair value of our investments in Excess MSRs for the three month period ended June 30, 2014, as compared to the three month period ended March 31, 2014, decreased by approximately $1.6 million primarily due to a decrease in the value of Pool 1 of approximately $1.6 million due to a higher actual prepay speed than modeled. The value of Pool 2 remained flat for the quarter.

Change in Fair Value of Derivatives

The change in fair value of derivatives for the three month period ended June 30, 2014 was a loss of $2.9 million as compared to the previous quarter of $3.5 million loss due to a continued but smaller decrease in interest rates.

General and Administrative Expense

General and administrative expense for the three month period ended June 30, 2014, as compared to the three month period ended March 31, 2014, increased by approximately $185,000 as we have incurred additional technology expenses and costs to license our taxable REIT subsidiary and our captive insurance subsidiary.

Management Fees to Affiliate

Management fees of approximately $679,000 for the three month period ended June 30, 2014, were similar to the three month period ended March 31, 2014.

Net Income Allocated to LTIP—OP Units

Net income allocated to LTIP—OP Units for the three month period ended June 30, 2014 represents approximately 0.5% of net income.

Accumulated Other Comprehensive Income (Loss)

During the six month period ended June 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Net unrealized gain (loss) on securities	8,950

Accumulated other comprehensive gain (loss), June 30, 2014	$3,917

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2014, a nearly 50 basis point decrease in interest rates caused a net unrealized gain of approximately $9.0 million, recorded in accumulated other comprehensive income, on our RMBS. During the three months ended June 30, 2014, a nearly 19 basis point decrease in the US 10 Year Treasury rate and a tightening of mortgage spreads caused a net unrealized gain of approximately $5.6 million, recorded in accumulated other comprehensive income, on our RMBS.

Our Portfolio

Excess MSRs

As of June 30, 2014 we had approximately $102.4 million estimated carrying value of Excess MSRs. As of June 30, 2014, our completed investments represent (i) either an 85% or 50% interest in the Excess MSRs on Pool 1 and Pool 2 with an aggregate UPB at the time of our investment of approximately $20.7 billion, (ii) an 85% interest in the Excess MSRs on two pools of mortgage loans constituting flow production by Freedom Mortgage with an aggregate UPB of approximately $174.9 million at the time of investment and (iii) an approximate 71% interest in the Excess MSRs on a pool of mortgage loans with an aggregate UPB of approximately $159.8 million at the time of investment, the servicing rights to which were acquired in bulk by Freedom Mortgage. The investments in clauses (ii) and (iii) are collectively referred to as “Pool 2014”. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains an interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our Excess MSR investments as of June 30, 2014 (dollars in thousands):

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$62,234	$10,026,722	$9,345,617	47,692	3.51%	329	18	1.0%
Recaptured Loans	68	—	13,739	70	4.39%	349	1	3.9%
Recapture Agreement	69	—	—		—%			—%

Pool 1 Total/WA	62,371	10,026,722	9,359,356	47,762	3.51%	329	18	1.0%
Pool 2
Original Pool	26,822	10,704,024	8,232,736	51,159	2.60%	335	23	100.0%
Recaptured Loans	5,595	—	966,049	6,203	4.26%	354	2	0.0%
Recapture Agreement	5,595	—	—		—%			—%

Pool 2 Total/WA	38,012	10,704,024	9,198,785	57,362	2.78%	337	21	89.5%
Pool 2014
Original Pool	2,039	334,672	327,985	1,807	3.74%	347	11	0.0%
Recaptured Loans	—	—	1,074	6	4.06%	351	0	—
Recapture Agreement	—	—	—		—			—

Pool 2014 Total/WA	2,039	334,672	329,059	1,813	3.74%	347	10	0.0%

Total/Weighted Average	$102,422	$21,065,418	$18,887,200	106,937	3.15%	333	19	44.1%

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

RMBS

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of June 30, 2014 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS	$342,249	$333,745	$3,929	$(12)	$337,662	41	(B	)	3.80%	3.50%	23
Total/Weighted Average	$342,249	$333,745	$3,929	$(12)	$337,662	41	(B	)	3.80%	3.50%	23

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of December 31, 2013 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS	$282,446	$292,012	$—	$(5,033)	$286,979	29	(D	)	3.77%	3.46%	24
Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(D)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities.

The following table summarizes the net interest spread of our RMBS portfolio as of June 30, 2014 and December 31, 2013:

	At June 30, 2014	At December 31, 2013
Weighted Average Asset Yield	2.96%	2.98%
Weighted Average Interest Expense	1.37%	1.55%

Net Interest Spread	1.59%	1.43%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS), sales or repayments of RMBS and borrowings under repurchase agreements. In the future, sources of funds for liquidity may include potential debt financing sources, warehouse agreements, securitizations and the issuance of equity securities, when feasible. We are exploring the possibility of membership in a Federal Home Loan Bank in order to access financing provided to members. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

We have funded the acquisition of our Excess MSRs on an unlevered basis, but we may invest in Excess MSRs on a levered basis in the future to the extent leverage is available for this asset class. As of June 30, 2014, we had repurchase agreements with 13 counterparties and approximately $293.7 million of outstanding repurchase agreement borrowings from 11 of those 13 counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at June 30, 2014, was approximately 5.4%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

Our ability to obtain borrowings and to raise future equity capital is dependent on our ability to access borrowings and the capital markets on attractive terms. Our Manager’s management team has extensive long-term relationships with investment banks, brokerage firms and commercial banks, which we believe will enhance our ability to source and finance asset acquisitions on attractive terms and access borrowings and the capital markets at attractive levels.

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

•	Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Recent conditions and events have limited the array of capital resources available. Our business strategy is dependent upon our ability to finance our RMBS at rates that provide a positive net spread.

•	The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of illiquid assets such as Excess MSRs are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments is unpredictable and returns on new investments may vary materially from those on existing investments.

Repurchase Agreements

The following tables provide additional information regarding our repurchase agreements. These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a “haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut, in conjunction with any related margin call, reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2014, haircuts on our pledged collateral remained stable and as of June 30, 2014, our weighted average haircut was approximately 5.4% of the value of our collateral.

	Outstanding Balance at June 30, 2014	Three Months Ended June 30, 2014 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$293,747	0.36%

The weighted average haircut, was 5.5% as of December 31, 2013.

	Outstanding Balance at December 31, 2013	Three Months Ended December 31, 2013 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$261,302	0.39%

The amount of collateral at June 30, 2014 and December 31, 2013, including cash, was $314.5 million and $275.6 million, respectively.

The weighted average term to maturity at June 30, 2014 and December 31, 2013 was 57 days and 29 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of $16.5 million and our investing activities used cash of $36.0 million for the six month period ended June 30, 2014. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

For information regarding our use of repurchase agreements to finance the acquisition of our RMBS, see “Liquidity and Capital Resources” above.

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

On December 17, 2013 we declared a partial dividend of $0.45 per share on the Company’s shares of common stock for the fourth quarter of 2013. The partial dividend reflected the 81 days during the quarter after completion of the Company’s IPO. The dividend was paid in cash on January 28, 2014 to stockholders of record on December 27, 2013. On March 18, 2014 we declared a dividend of $0.50 per share on the Company’s common stock for the first quarter of 2014. The dividend was paid in cash on April 29, 2014 to stockholders of record as of the close of business on April 2, 2014. On June 11, 2014 we declared a dividend of $0.51 per share on the Company’s common stock for the second quarter of 2014. The dividend was paid in cash on July 29, 2014 to stockholders of record as of the close of business on June 30, 2014.

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

Off-balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2014 and December 31, 2013, included repurchase agreements on certain RMBS, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of June 30, 2014 (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$293,747	$—	$—	$—	$293,747
Interest on repurchase agreement borrowings (A)	$339	$—	$—	$—	$339

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement, including compensation of our Manager’s employees, if any, and other related expenses. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for compensation to its officers and personnel who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, who may from time to time assist Freedom Mortgage with certain tasks. As of June 30, 2014, our Manager also provides us with a general counsel. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits, incurred by Freedom Mortgage and reimbursed by our Manager with respect our chief financial officer and our general counsel based on the percentage of their respective working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the chief financial officer and general counsel our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Acquisitions of Excess MSRs

Upon completion of our initial public offering and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into a flow and bulk purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an aggregate UPB of approximately $76.8 million. We acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

On March 31, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $159.8 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. We acquired an approximate 71% interest in the Excess MSRs for approximately $946,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

On June 30, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $668,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

The purchases made in 2014 are collectively referred to as “Pool 2014”.

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs of our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our leveraged fixed-rate mortgage assets will remain static. In addition, our borrowing costs will increase at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid adjustable-rate RMBS. In either case, our net interest spread and net interest margin could fluctuate. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets, other than our Excess MSRs. A decrease in interest rates could have a negative impact on the market value of our Excess MSRs. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our assets, specifically our RMBS. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivatives are highly complex and may produce volatile returns.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Fair value at June 30, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$113,433	$107,672	$102,422	$97,706	$93,370
Change in FV	$10,980	$5,219	$—	$(4,748)	$(9,083)
% Change in FV	11%	5%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$109,911	$106,056	$102,422	$99,076	$95,902
Change in FV	$7,457	$3,603	$—	$(3,378)	$(6,552)
% Change in FV	7%	4%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$102,085	$102,275	$102,422	$102,655	$102,845
Change in FV	$(380)	$(190)	$—	$190	$380
% Change in FV	(0)%	(0)%	—%	0%	0%

Fair value at December 31, 2013

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$123,178	$116,396	$110,306	$104,812	$99,831
Change in FV	$12,872	$6,090	$—	$(5,495)	$(10,475)
% Change in FV	12%	6%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$117,814	$113,940	$110,306	$106,889	$103,668
Change in FV	$7,508	$3,634	$—	$(3,417)	$(6,639)
% Change in FV	7%	3%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$109,442	$109,874	$110,306	$110,739	$111,171
Change in FV	$(865)	$(432)	$—	$432	$865
% Change in FV	(1)%	—%	—%	—%	1%

The following tables summarize the estimated change in fair value of our RMBS given several parallel shifts in interest rates (dollars in thousands):

Fair value at June 30, 2014

		Fair value at June 30, 2014
	March 31, 2014	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$337,662
RMBS Total Return (%)		(1.25)%	(2.53)%	(3.84)%	(5.16)%	(7.81)%
RMBS Dollar Return		$(4,221)	$(8,543)	$(12,966)	$(17,423)	$(26,371)

Fair value at December 31, 2013

		Fair value at December 31, 2013
	December 31, 2013	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$286,979
RMBS Total Return (%)		(1.53)%	(3.06)%	(4.58)%	(6.09)%	(9.20)%
RMBS Dollar Return		$(4,385)	$(8,776)	$(13,141)	$(17,477)	$(23,396)

Each sensitivity analysis is hypothetical and is presented soly to assist an analysis of the possible effects on the fair value under various scenarios. It is not a prediction of the amount or likelihood of a change in any particular scenario. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption. In practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. In addition, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

Our investments in Excess MSRs are dependent on the mortgage servicer, including Freedom Mortgage, to perform its servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value. In addition, many servicers also rely on subservicing arrangements with third parties and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance an of our Excess MSRs. In addition, should a servicer of the Excess MSRs that we acquire fail to make required payments, under any acknowledgment agreement that we may have entered into with Ginnie Mae, Fannie Mae or Freddie Mac, we could be exposed to potential liabilities. Moreover, our business model heavily relies upon our strategic alliance with Freedom Mortgage and our acquiring Excess MSRs through our relationship with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the GSEs, we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer. In addition, to the extent we invest in mortgage servicing rights, we will be exposed to the credit and performance risk of the subservicer we engage. See our 2013 Annual Report on Form 10-K for a complete list of risk factors related to our business.

Funding Risk

To the extent available on desirable terms, we finance our RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as jumbo mortgage loans, second lien loans and loans that are not “qualified mortgage” loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR portfolio and our RMBS portfolio, to the extent we invest in non-Agency RMBS or residential mortgage loans, we do expect to encounter credit risk related to these asset classes. Any investment in mortgage servicing rights could also expose us to the credit risk of borrowers.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2014, the Company was not involved in any legal proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 12, 2014	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

August 12, 2014	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2014

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