Form 10-Q
period 2014-09-30
Cherry Hill Mortgage Investment Corp
filed 2014-11-12
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 7,509,543 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,’’ “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the FDIC, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the Company’s ability to maintain its exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures; availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013;

•	the Company’s limited operating history;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s dependence on its external manager and the Company’s ability to find a suitable replacement if the Company or the manager were to terminate the management agreement the Company has entered into with the manager;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•	limitations on the Company’s business due to compliance with the REIT requirements and maintaining its exclusion from registration as an investment company; and

•	the degree and nature of the Company’s competition, including competition for its targeted assets.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

September 30, 2014 (Unaudited) and December 31, 2013

(in thousands — except share data)

	September 30, 2014	December 31, 2013
Assets
RMBS, available-for-sale	$375,622	$286,979
Investments in Excess MSRs at fair value	96,022	110,306
Cash and cash equivalents	13,486	10,375
Restricted cash	6,299	3,744
Derivative assets	481	4,613
Receivables from unsettled trades	—	7,239
Receivables and other assets	3,753	4,142

Total Assets	$495,663	$427,398
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$329,239	$261,302
Derivative liabilities	1,804	592
Dividends payable	3,830	3,375
Due to affiliates	530	616
Accrued expenses and other liabilities	387	391

Total Liabilities	$335,790	$266,276
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2014 and December 31, 2013	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding at September 30, 2014 and 7,500,000 shares issued and outstanding at December 31, 2013	75	75
Additional paid-in capital	148,221	148,078
Retained earnings	9,146	17,695
Accumulated other comprehensive income (loss)	1,947	(5,033)

Total CHMI Stockholders’ Equity	$159,389	$160,815
Non-controlling interests in operating partnership	484	307

Total Stockholders’ Equity	$159,873	$161,122

Total Liabilities and Stockholders’ Equity	$495,663	$427,398

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(in thousands — except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income
Interest income	$6,244	$—	$18,392	$—
Interest expense	1,164	—	3,117	—

Net interest income	5,080	—	15,275	—
Other income (loss)
Realized gain (loss) on RMBS, net	48	—	(226)	—
Realized gain (loss) on derivatives, net	(1,025)	—	(1,284)	—
Unrealized gain (loss) on derivatives, net	2,025	—	(4,123)	—
Unrealized gain (loss) on investments in Excess MSRs	(2,050)	—	(3,028)	—

Total Income	4,078	—	6,614	—
Expenses
General and administrative expense	744	36	1,843	107
Management fee to affiliate	520	—	1,878	—

Total Expenses	1,264	36	3,721	107

Net Income (Loss)	2,814	(36)	2,893	(107)
Net (income) loss allocated to LTIP - OP Units	(26)	—	(27)	—

Net Income (Loss) Applicable to Common Stockholders	$2,788	$(36)	$2,866	$(107)
Net income (Loss) Per Share of Common Stock
Basic	$0.37	$(36.00)	$0.38	$(107.00)
Diluted	$0.37	$(36.00)	$0.38	$(107.00)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,506,560	1,000	7,504,546	1,000
Diluted	7,509,543	1,000	7,508,589	1,000

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,814	$(36)	$2,893	$(107)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(1,970)	—	6,980	—

Other comprehensive income (loss)	(1,970)	—	6,980	—

Comprehensive income (loss)	$844	$(36)	$9,873	$(107)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the periods January 1, 2013 through December 31, 2013

and January 1, 2014 through September 30, 2014 (Unaudited)

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity (Deficit)
Balance, January 1, 2013	1,000	$—	(A)	$1	$—	$(25)	$—	$(24)
Repurchase of common stock	(1,000)	—		(1)	—	—	—	(1)
Issuance of common stock, net of offering costs	7,500,000	75		148,078	—	—	—	148,153
Net Income	—	—		—	—	21,095	107	21,202
Other Comprehensive Loss	—	—		—	(5,033)	—	—	(5,033)
LTIP-OP Unit awards	—	—		—	—	—	200	200
Common dividends declared, $0.45 per share	—	—		—	—	(3,375)	—	(3,375)

Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—	(B)	143	—	—	—	143
Net Income	—	—		—	—	2,866	27	2,893
Other Comprehensive Income	—	—		—	6,980	—	—	6,980
LTIP-OP Unit awards	—	—		—	—	—	219	219
Distribution paid on LTIP-OP Units	—	—		—	—	—	(69)	(69)
Common dividends declared, $1.52 per share	—	—		—	—	(11,415)	—	(11,415)

Balance, September 30, 2014	7,509,543	$75		$148,221	$1,947	$9,146	$484	$159,873

(A)	de minimis ($10 rounds to $0)
(B)	de minimis ($115 rounds to $0)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$2,893	$(107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of investments in Excess MSRs	3,028	—
Accretion of premium and other amortization	1,333	—
Realized (gain) loss on RMBS, net	226	—
Unrealized (gain) loss on derivatives, net	4,123	—
Realized (gain) loss on derivatives, net	1,284	—
LTIP-OP Unit awards	219	—
Changes in:
Receivables from unsettled trades	7,239	—
Other assets	389	—
Due to affiliate	(86)	—
Accrued expenses and other liabilities	888	107

Net cash provided by (used in) operating activities	$21,536	$—
Cash Flows From Investing Activities
Purchase of RMBS	(125,280)	—
Acquisition of Excess MSRs	(2,181)	—
Proceeds from sale of RMBS	25,877	—
Cost of sale of derivatives	115	—
Principal paydown of Excess MSRs	13,437	—
Principal paydown of RMBS	16,187	—

Net cash provided by (used in) investing activities	$(71,845)	$—
Cash Flows From Financing Activities
Repayments of repurchase agreements	(1,183,476)	—
Margin deposits under repurchase agreements	(2,555)	—
Purchase of derivatives	(1,077)	—
Borrowings under repurchase agreements	1,251,413	—
Issuance of common stock, net of offering costs	143	—
LTIP-OP Units distributions paid	(69)	—
Dividends paid	(10,959)	—

Net cash provided by (used in) financing activities	$53,420	$—

Net Increase (Decrease) in Cash and Cash Equivalents	$3,111	$—
Cash and Cash Equivalents, Beginning of Period	10,375	1

Cash and Cash Equivalents, End of Period	$13,486	$1
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$2,825	$—
Dividends declared but not paid	$3,830	$—

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at September 30, 2014 and December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

On October 9, 2013, the Company completed an IPO of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities, the payment of principal and interest on which is guaranteed by a U.S. Government agency or a U.S. government sponsored enterprise (“Agency RMBS”).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, commencing with the year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of fair value of residential mortgage-backed securities, including collateralized mortgage obligations (collectively, “RMBS”), Excess MSRs, derivatives and credit losses including the period of time during which the Company anticipates an increase in the fair values of securities sufficient to recover unrealized losses on those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates and differences may be material.

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

Investment securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the nine month period ended September 30, 2014 were settled. In the year ended December 31, 2013, approximately $7.2 million in RMBS were sold but not yet settled, all of which were receivable at December 31, 2013.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, determine market consensus on prepayment speeds, and to factor in current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.2 million and $900,000 in interest income was receivable at September 30, 2014 and December 31, 2013, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and a liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.5 million and $2.8 million in Excess MSR cashflow was receivable at September 30, 2014 and December 31, 2013, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Realized gain (loss) on RMBS, net
Gain on RMBS	$64	$—	$139	$—
Loss on RMBS	(16)	—	(365)	—

Net realized gain (loss) on RMBS	48	—	(226)	—
Realized gain (loss) on derivatives, net	(1,025)	—	(1,284)	—
Unrealized gain (loss) on derivatives, net	2,025	—	(4,123)	—

Total	$1,048	$—	$(5,633)	$—

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

During the three month and nine month periods ended September 30, 2014, accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income

Three Months Ended September 30,
Accumulated other comprehensive gain (loss), June 30, 2014	$3,917
Net unrealized gain (loss) on RMBS	(1,970)

Accumulated other comprehensive gain (loss), September 30, 2014	$1,947

Nine Months Ended September 30,
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Net unrealized gain (loss) on RMBS	6,980

Accumulated other comprehensive gain (loss), September 30, 2014	$1,947

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

Income Taxes

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements.

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

Recently Issued and/or Adopted Accounting Standards

Offsetting Assets and Liabilities – In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. The amendments in ASU 2011-11 enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share, but did impact financial statement disclosures – refer to Note 8.

Comprehensive Income – In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 320, Comprehensive Income. ASU 2013-02 provides disclosure guidance on amounts reclassified out of Accumulated Other Comprehensive Income by component. The new guidance does not change the requirement to present items of net income and OCI and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2012. Adopting ASU 2013-02 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share.

Liabilities – In March 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date, which amends ASC 405, Liabilities. ASU 2013-04 requires additional disclosures about joint and several liability arrangements and requires the Company to measure obligations resulting from joint and several liability arrangements as the sum of the amount the Company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the Company expects to pay on behalf of its co-obligors. ASU 2013-04 is effective for the fiscal years and interim periods beginning after December 15, 2013. Adopting ASU 2013-04 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share.

Presentation of an Unrecognized Tax Benefit – In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends ASC 740, Income Taxes. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would not reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 does not require any new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning on or after December 15, 2013, with early adoption permitted. Adopting ASU 2013-11 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2016 and early adoption is not permitted. Management is evaluating the impact of ASU 2014-09; however, it is not expected to have a significant impact on the Company’s financial condition, results of operations or earnings per share.

Transfers and Servicing – In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends ASC 860, Transfers and Servicing. ASU 2014-11, which affects all entities that enter into repurchase-to-maturity transactions or repurchase financings, requires two accounting changes. First, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, ASU 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose additional information by type of transaction. ASU 2014-11 also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015, with early adoption prohibited. Currently, management does not anticipate that the adoption of ASU 2014-11 will have a material impact on the consolidated financial condition, results of operations or earnings per share.

Stock Compensation – In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Currently, management does not anticipate that the adoption of ASU 2014-12 will have a material impact on the consolidated financial condition, results of operations or earnings per share.

Going Concern – In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures of the relevant facts and circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. Currently, management does not anticipate that the adoption of ASU 2014-15 will have a material impact on the consolidated financial condition, results of operations or earnings per share.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Excess MSRs	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2014
Interest income	$3,477	$2,767	$—	$6,244
Interest expense	—	1,164	—	1,164

Net interest income	3,477	1,603	—	5,080
Other income	(2,050)	1,048	—	(1,002)
Other operating expenses	—	—	1,264	1,264

Net income (loss)	$1,427	$2,651	$(1,264)	$2,814
Three Months Ended September 30, 2013
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	36	36

Net income (loss)	$—	$—	$(36)	$(36)
Nine Months Ended September 30, 2014
Interest income	$10,791	$7,601	$—	$18,392
Interest expense	—	3,117	—	3,117

Net interest income	10,791	4,484	—	15,275
Other income	(3,028)	(5,633)	—	(8,661)
Other operating expenses	—	—	3,721	3,721

Net income (loss)	$7,763	$(1,149)	$(3,721)	$2,893
Nine Months Ended September 30, 2013
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	107	107

Net income (loss)	$—	$—	$(107)	$(107)
Balance Sheet
September 30, 2014
Investments	$96,022	$375,622	$—	$471,644
Other assets	2,522	7,969	13,528	24,019

Total assets	98,544	383,591	13,528	495,663
Debt	—	329,239	—	329,239
Other liabilities	—	1,987	4,564	6,551

Total liabilities	—	331,226	4,564	335,790
GAAP book value	$98,544	$52,365	$8,964	$159,873
December 31, 2013
Investments	$110,306	$286,979	$—	$397,285
Other assets	2,828	16,494	10,791	30,113

Total assets	113,134	303,473	10,791	427,398
Debt	—	261,302	—	261,302
Other liabilities	—	690	4,284	4,974

Total liabilities	—	261,992	4,284	266,276
GAAP book value	$113,134	$41,481	$6,507	$161,122

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments at September 30, 2014 and December 31, 2013, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are other-than-temporarily impaired, for which there were none for the nine months ended September 30, 2014 (dollars in thousands):

Summary of RMBS

At September 30, 2014

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$231,843	$232,249	$1,600	$(167)	$233,682	28	(B	)	3.91%	3.38%	23
Freddie Mac	138,882	135,785	604	(131)	136,258	16	(B	)	3.69%	3.14%	23
CMOs	35,610	5,642	40	—	5,682	3	Unrated		4.04%	14.80%	16

Total/Weighted Average	$406,335	$373,676	$2,244	$(298)	$375,622	47			3.84%	3.46%	23

Summary of RMBS

At December 31, 2013

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$173,015	$179,556	$—	$(2,800)	$176,756	18	(B	)	3.86%	3.61%	25
Freddie Mac	109,431	112,456	—	(2,233)	110,223	11	(B	)	3.62%	3.22%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At September 30, 2014, and December 31, 2013, the Company pledged RMBS with a carrying value of approximately $345.3 million and $271.8 million, respectively, as collateral for repurchase agreements. At September 30, 2014, and December 31, 2013, the Company did not have any securities purchased from and financed with the same counterparty that met the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the nine month periods ended September 30, 2014 and September 30, 2013, the Company did not record any other-than-temporary impairment charges (“OTTI”) with respect to its securities. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In addition, underlying loan default expectations and loss severities are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. In connection with the foregoing, the Company weighs the fact that virtually all of its investments in RMBS are guaranteed by the U.S. government or a government sponsored enterprise.

Additionally, for all securities in an unrealized loss position at September 30, 2014 and December 31, 2013, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell its securities before recovery of the amortized cost basis, which may be maturity.

The following tables summarize the Company’s RMBS in an unrealized loss position, all of which are due to mark to market rather than default estimates, as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Unrealized Loss Positions

At September 30, 2014

						Weighted Average
Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$86,459	$88,078	$(298)	$87,780	13	(B	)	3.76%	2.30%	23
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$86,459	$88,078	$(298)	$87,780	13			3.76%	2.30%	23

Unrealized Loss Positions

At December 31, 2013

						Weighted Average
Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
Less than Twelve Months	$282,446	$292,012	$(5,033)	$286,979	29	(B	)	3.77%	3.46%	24
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$282,446	$292,012	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

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

On June 30, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $661,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Pool 2014—Recapture Agreement.”

The following is a summary of the Company’s Excess MSRs (dollars in thousands):

	September 30, 2014
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,033,778	$49,707	$57,416	3.51%	27.2	$(1,626)
Pool 1 - Recapture Agreement		2,900	339			(643)
Pool 2	8,764,331	26,164	34,959	2.79%	27.9	1,155
Pool 2 - Recapture Agreement		2,554	1,417			(1,729)
Pool 2014	318,369	2,076	1,891	3.72%	28.7	(185)
Pool 2014 - Recapture Agreement		—	—			—

Total	$18,116,478	$83,401	$96,022	3.16%	27.6	$(3,028)

	December 31, 2013
	Unpaid Principal Balance	Amortized Cost Basis (A)	Carrying Value (B)	Weighted Average Coupon	Weighted Average Maturity (Years) (C)	Changes in Fair Value Recorded in Other Income (Loss) (D)
Pool 1	$9,823,250	$55,793	$65,128	3.51%	27.9	$9,335
Pool 1 - Recapture Agreement		2,900	982			(1,918)
Pool 2	10,226,679	33,410	41,050	2.64%	28.3	7,640
Pool 2 - Recapture Agreement		2,554	3,146			590

Total	$20,049,929	$94,657	$110,306	3.07%	28.1	$15,647

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of September 30, 2014 and December 31, 2013 is reflected in the respective pool.

The table below summarizes the geographic distribution for the top five states of the residential mortgage loans underlying the Excess MSRs:

	Percentage of Total Outstanding Unpaid Principal Balance
State	September 30, 2014	December 31, 2013
California	13.7%	14.4%
Texas	10.1%	10.0%
Florida	6.9%	6.9%
Virginia	6.5%	6.6%
North Carolina	5.6%	5.6%

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

The following table presents certain information about the Company’s 2013 Plan as of September 30, 2014:

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

As of September 30, 2014, 7,500 LTIP-OP Units have vested. The Company recognized approximately $220,000 in share-based compensation expense in the nine month period ended September 30, 2014. The Company recognized no share-based compensation expense in the nine month period ended September 30, 2013. There was approximately $900 thousand of total unrecognized share-based compensation expense as of September 30, 2014, related to the 61,350 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Equity Incentive Plan 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares) which are subject to forfeiture in certain circumstances within one year from the grant date. They are subject to forfeiture because they are vested already.

As of September 30, 2014, 1,421,607 shares of common stock remain available for future issuance under the 2013 Plan.

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

As of September 30, 2014, the non-controlling interest holders in the Operating Partnership owned 68,850 LTIP-OP Units, or approximately 0.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, regarding the accounting and reporting for non-controlling interests and changes in ownership interests of a subsidiary, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. In accordance with ASC 260, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the shares of common stock underlying the common stock equivalents.

The following table presents basic and diluted earnings per share of common stock for the three and nine month periods ended September 30, 2014 and September 30, 2013 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$2,788	$(36)	$2,866	$(107)

Net income allocable to common stockholders	$2,788	$(36)	$2,866	$(107)
Denominator:
Weighted average common shares outstanding	7,506,560	1,000	7,504,546	1,000
Weighted average diluted shares outstanding	7,509,543	1,000	7,508,589	1,000
Basic and Dilutive:

Basic earnings per share	$0.37	$(36.00)	$0.38	$(107.00)
Diluted earnings per share	$0.37	$(36.00)	$0.38	$(107.00)

Common Stock Offerings

In October 2013, the Company issued 7,500,000 shares of its common stock in its initial public offering and a concurrent private placement at a price of $20.00 per share for net proceeds of approximately $148.1 million.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and the investment guidelines that are approved and monitored by the Company’s Board of Directors. The Management Agreement will remain in full force until October 9, 2016 and provides for automatically renewing one-year terms thereafter subject to certain termination rights. The Manager’s performance is reviewed annually and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, each as defined in the Management Agreement, as of the end of such fiscal quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Management fees	$390	$—	$1,598	$—
Expense reimbursement	130	—	280	—

Total	$520	$—	$1,878	$—

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

The following table summarizes the outstanding notional amounts of derivative instruments as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Non-hedge derivatives	September 30, 2014	December 31, 2013
Notional amount of interest rate swaps	$210,350	$171,700
Notional amount of swaptions	115,000	125,000
Notional amount of TBAs, net	—	4,800

Total notional amount	$325,350	$301,500

The following table presents information about the Company’s interest rate swap agreements as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	Weighted Average Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2014	2020	$210,350	1.87%	0.23%	5.6
December 31, 2013	2020	$171,700	1.95%	0.24%	6.7

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

The following table presents information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

September 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Swaptions	481	—	481	(481)	—	—
TBAs	—	—	—	—	—	—

Total Assets	$481	$—	$481	$(481)	$—	$—

Liabilities
Repurchase agreements	$329,239	$—	$329,239	$(325,652)	$(3,587)	$—
Interest rate swaps	1,783	—	1,783	929	(2,712)	—
Swaptions	—	—	—	—	—	—
TBAs	21	—	21	(21)	—	—

Total Liabilities	$331,043	$—	$331,043	$(324,744)	$(6,299)	$—

December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$2,531	$—	$2,531	$(2,531)	$—	$—
Swaptions	2,082	—	2,082	(2,082)	—	—
TBAs	—	—	—	—	—	—

Total Assets	$4,613	$—	$4,613	$(4,613)	$—	$—

Liabilities
Repurchase agreements	$261,302	$—	$261,302	$(257,558)	$(3,744)	$—
Interest rate swaps	592	—	592	(592)	—	—
Swaptions	—	—	—	—	—	—
TBAs	—	—	—	—	—	—

Total Liabilities	$261,894	$—	$261,894	$(258,150)	$(3,744)	$—

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income as of September 30, 2014 and September 30, 2013 (dollars in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Non-Hedge Derivatives	Income Statement Location	2014	2013	2014	2013
Interest rate swaps	Realized gain/(loss) on derivative assets	$(1,025)	$—	$(1,284)	$—

Total		$(1,025)	$—	$(1,284)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value on the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2014 and December 31, 2013.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value on the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at September 30, 2014 and December 31, 2013.

Derivative Instruments

The Company may enter into a variety of derivative financial instruments as part of its economic hedging strategies. The Company principally executes over-the-counter derivative contracts, specifically interest rate swaps and swaptions. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the interest rate swaps and swaptions as Level 2 fair value assets and liabilities at September 30, 2014 and December 31, 2013.

The Company also enters into certain other derivative financial instruments, such as TBAs. These instruments are similar in form to the Company’s RMBS available for sale securities, and the Company utilizes a pricing service to value TBAs. As a result, the Company classified 100% of its TBAs as Level 2 fair value assets at September 30, 2014 and December 31, 2013.

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

Recurring Fair Value Measurements

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 (dollars in thousands).

Recurring Fair Value Measurements

At September 30, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$233,682	$—	$233,682
Freddie Mac	—	136,258	—	136,258
CMOs	—	5,682	—	5,682

RMBS total	—	375,622	—	375,622
Derivative assets
Interest rate swaps	—	—	—	—
Interest rate swaptions	—	481	—	481
TBAs	—	—	—	—

Derivative assets total	—	481	—	481
Excess MSRs	—	—	96,022	96,022

Total Assets	$—	$376,103	$96,022	$472,125
Liabilities
Derivative liabilities
Interest rate swaps	—	1,783	—	1,783
TBAs	—	21	—	21

Derivative liabilities total	—	1,804	—	1,804

Total Liabilities	$—	$1,804	$—	$1,804

Recurring Fair Value Measurements

At December 31, 2013

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$176,756	$—	$176,756
Freddie Mac	—	110,223	—	110,223
CMOs	—	—	—	—

RMBS total	—	286,979	—	286,979
Derivative assets
Interest rate swaps	—	2,531	—	2,531
Interest rate swaptions	—	2,082	—	2,082
TBAs	—	—	—	—

Derivative assets total	—	4,613	—	4,613
Excess MSRs	—	—	110,306	110,306

Total Assets	$—	$291,592	$110,306	$401,898
Liabilities
Derivative liabilities
Interest rate swaps	—	592	—	592
TBAs	—	—	—	—

Derivative liabilities total	—	592	—	592

Total Liabilities	$—	$592	$—	$592

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

In connection with the above, the Company estimates the fair value of its Excess MSRs based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2014 and December 31, 2013 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Excess MSRs) measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Level 3 Fair Value Measurements

At September 30, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$110,306
Unrealized gain included in Net Income	(2,269)	(574)	(185)	(3,028)
Purchases and principal paydowns
Purchases	—	—	2,181	2,181
Proceeds from principal paydowns	(6,086)	(7,246)	(105)	(13,437)

Balance at September 30, 2014	$57,755	$36,376	$1,891	$96,022

Level 3 Fair Value Measurements

At December 31, 2013

	Level 3 (A)
	Pool 1	Pool 2	Total
Balance at December 31, 2012	$—	$—	$—
Unrealized gain included in Net Income	7,417	8,230	15,647
Purchases and principal paydowns
Purchases	60,561	38,407	98,968
Proceeds from principal paydowns	(1,868)	(2,441)	(4,309)

Balance at December 31, 2013	$66,110	$44,196	$110,306

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Excess MSRs classified as Level 3 fair value assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

Fair Value Measurements

At September 30, 2014

	Fair Value (A)	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$57,755	Discounted cash flow	Constant prepayment speed	6.3% - 10.4%	9.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	13.0%
Pool 2	$36,376	Discounted cash flow	Constant prepayment speed	12.2% - 23.4%	18.0%
			Uncollected Payments	5.1% - 11.3%	9.7%
			Discount rate	—	17.6%
Pool 2014	$1,891	Discounted cash flow	Constant prepayment speed	6.3% - 13.4%	11.0%
			Uncollected Payments	2.3% - 5.9%	5.3%
			Discount rate	—	11.4%

TOTAL	$96,022	Discounted cash flow

Fair Value Measurements

At December 31, 2013

	Fair Value (A)	Valuation Technique	Unobservable Input (B)	Range	Weighted Average
Pool 1	$66,110	Discounted cash flow	Constant prepayment speed	4.8% - 9.6%	7.4%
			Uncollected Payments	2.0% - 7.0%	6.2%
			Discount rate	—	14.3%
Pool 2	$44,196	Discounted cash flow	Constant prepayment speed	9.7% - 23.6%	18.0%
			Uncollected Payments	2.0% - 12.0%	9.2%
			Discount rate	—	18.4%

TOTAL	$110,306	Discounted cash flow

(A)	Includes the recapture agreement for each respective pool.
(B)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of September 30, 2014 and December 31, 2013:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of September 30, 2014.

Commitments to Purchase/Sell RMBS

As of September 30, 2014 and December 31, 2013, the Company held forward TBA purchase commitments with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At December 31, 2013, the Company was obliged to buy approximately $35.9 million of Fannie-Mae guaranteed RMBS, but it has no obligation to buy any Fannie-Mae guaranteed RMBS at September 30, 2014. At December 31, 2013, the Company was obliged to sell approximately $30.3 million of Fannie-Mae guaranteed RMBS, but it has no obligation to sell these securities at September 30, 2014.

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

Management has determined, as of September 30, 2014, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $329.2 million and $261.3 million of repurchase agreements, with weighted average borrowing rates of 0.36% and 0.39%, as of September 30, 2014 and December 31, 2013, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 61 days and 29 days as of September 30, 2014 and December 31, 2013, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

At September 30, 2014, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$112,650	0.34%
One to three months	128,128	0.37%
Greater than three months	88,461	0.38%

Total/Weighted Average	$329,239	0.36%

At December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

	Repurchase Agreements	Weighted Average Rate
Less than one month	$134,001	0.39%
One to three months	127,301	0.40%
Greater than three months	—	—

Total/Weighted Average	$261,302	0.39%

Note 12 — Income Taxes

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

The Company has elected to be taxed as a REIT under the Code for U.S. federal income tax purposes commencing with its year ended December 31, 2013. The Company was organized and has operated and intends to continue to operate in a manner that will enable it to continue to qualify to be taxed as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes its net taxable income to stockholders, does not engage in prohibited transactions, and maintains its intended qualification as a REIT. The majority of states also recognize the Company’s REIT status.

Note 13 — Subsequent Events

As of November 7, 2014, CHMI Solutions, Inc, a taxable REIT Subsidiary, applied for and obtained licenses in 15 of the 17 states determined necessary to purchase and sell closed residential mortgage loans and hold MSRs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a newly formed residential real estate finance company that acquires, invests in and manages residential mortgage assets in the United States. Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a targeted portfolio of Excess MSRs and residential mortgage backed securities, including collateralized mortgage obligations, including collateralized mortgage obligations (“CMOs”), (collectively, “RMBS” or “securities”), and subject to market conditions, residential mortgage loans and other cashflowing residential mortgage assets. We have a strategic alliance with Freedom Mortgage Corporation (“Freedom Mortgage”) that we believe will provide us with frequent opportunities to acquire certain of our target assets.

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company has elected to be treated and intends to continue to qualify as a REIT for U.S. federal income tax purposes commencing with its short taxable year ended December 31, 2013.

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

In order to increase the opportunities to invest in Excess MSRs and to purchase and sell residential whole loans, we are in the process of seeking to obtain licenses and agency approvals for CHMI Solutions, Inc., a wholly owned subsidiary of our operating partnership. There can be no assurance that such licenses or approvals will be adequate for our intended purposes.

We have financed our RMBS with what we believe to be a prudent amount of leverage. We expect our leverage will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings currently consist of short-term borrowings under master repurchase agreements collateralized by our RMBS and cash. We do not have a targeted debt-to-equity ratio for our RMBS. As of September 30, 2014, our debt-to-equity ratio for our RMBS was approximately 6.3:1. Although we do not currently leverage our investments in Excess MSRs, we will evaluate the use of leverage to acquire Excess MSRs if and when it becomes available.

We formed CHMI Insurance Company, LLC with the intent to have it licensed as a captive insurance company so as to qualify for membership in a Federal Home Loan Bank. The regulator of the Federal Home Loan Banks has proposed a regulation that would preclude most captive insurance companies from becoming members. There can be no assurances that membership in a Federal Home Loan Bank will be available or that financing will be available on attractive terms.

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

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs will be reported in other income or loss in our consolidated statements of income (loss). For additional information on our fair value methodology, see “Item 1. Consolidated Financial Statements — Note 9. Fair Value.”

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

Prior to October 9, 2013, we were a development stage company and had not commenced operations other than the organization of the Company, nor had we acquired any Excess MSRs, RMBS or other assets. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from October 31, 2012 (date of inception) through October 9, 2013 and, as such, the results of operations for periods prior to October 9, 2013, including the nine month period ended September 30, 2013 are not comparable with the results of our operations for the nine month period ended September 30, 2014.

Presented below is a comparison of the three month period ended September 30, 2014 to the three month period ended September 30, 2013, the nine month period ended September 30, 2014 to the nine month period ended September 30, 2013, and the three month period ended June 30, 2014 (dollars in thousands):

	Three Months Ended		Nine Months Ended		Three Months Ended June 30, 2014
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Interest income	$6,244	$—	$18,392	$—	$6,137
Interest expense	1,164	—	3,117	—	1,006

Net Interest Income	5,080	—	15,275	—	5,131
Other Income (Loss)
Realize gain (loss) on RMBS, net	48	—	(226)	—	75
Realized gain (loss) on derivatives, net	(1,025)	—	(1,284)	—	(187)
Unrealized gain (loss) on derivatives, net	2,025	—	(4,123)	—	(2,705)
Unrealized gain (loss) on Excess MSRs	(2,050)	—	(3,028)	—	(1,648)

Total Income	4,078	—	6,614	—	666
Expenses
General and administrative expense	744	36	1,843	107	642
Management fee to affiliate	520	—	1,878	—	679

Total Expenses	1,264	36	3,721	107	1,321

Net Income (Loss)	2,814	(36)	2,893	(107)	(655)
Net income allocated to LTIP—OP Units	(26)	—	(27)	—	3

Net income Applicable to Common Stockholders	$2,788	$(36)	$2,866	$(107)	$(652)

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the three month and nine month periods ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30, 2014
	Excess MSRs	RMBS	All Other	Total
Interest income	$3,477	$2,767	$—	$6,244
Interest expense	—	1,164	—	1,164

Net interest income	3,477	1,603	—	5,080
Other income	(2,050)	1,048	—	(1,002)
Other operating expenses	—	—	1,264	1,264

Net income (loss)	$1,427	$2,651	$(1,264)	$2,814

	Nine Months Ended September 30, 2014
	Excess MSRs	RMBS	All Other	Total
Interest income	$10,791	$7,601	$—	$18,392
Interest expense	—	3,117	—	3,117

Net interest income	10,791	4,484	—	15,275
Other income	(3,028)	(5,633)	—	(8,661)
Other operating expenses	—	—	3,721	3,721

Net income (loss)	$7,763	$(1,149)	$(3,721)	$2,893

Interest Income

Interest income for the three month period ended September 30, 2014, as compared to the three month period ended June 30, 2014, increased by approximately $107,000. This increase was driven primarily by an increase of approximately $259,000 in interest income related to RMBS, offset by an approximate $152,000 decrease in interest income related to our Excess MSRs.

Interest Expense

Interest expense for the three month period ended September 30, 2014, as compared to the three month period ended June 30, 2014, increased by approximately $158,000 as a result of additional repurchase agreement borrowings. Our investment in Excess MSRs is unlevered and incurs no interest expense.

Change in Fair Value of Investments in Excess Mortgage Servicing Rights

The fair value of our investments in Excess MSRs for the three month period ended September 30, 2014 decreased by approximately $2.0 million primarily due to a decrease in the fair value of Pool 1 of approximately $2.6 million due to a higher actual prepay speed than modeled. The fair value of Pool 2 increased by approximately $600,000 for the quarter.

The fair value of our investments in Excess MSRs for the three month period ended June 30, 2014 decreased by approximately $1.6 million primarily due to a decrease in the fair value of Pool 1 of approximately $1.6 million due to a higher actual prepay speed than modeled.

Change in Fair Value of Derivatives

The change in fair value of derivatives for the three month period ended September 30, 2014, as compared to the three month period ended June 30, 2014 was a gain of $1.0 million due to a flattening of interest rates during the quarter.

General and Administrative Expense

General and administrative expense for the three month period ended September 30, 2014, as compared to the three month period ended June 30, 2014, increased by approximately $102,000 as our external manager incurred additional technology expenses that we were required to reimburse and we have incurred costs to obtain mortgage banking licenses for CHMI Solutions, Inc., our TRS and insurance licenses for CHMI Insurance Company, LLC, our captive insurance subsidiary.

Management Fees and Expense Reimbursement to Affiliate

Management fees were approximately $520,000 for the three month period ended September 30, 2014. This amount reflects a net reduction of $160,000 for the quarter which is made up of a one time adjustment of approximately $150,000 for the six months ended June 30, 2014, related to implementation of adjustments to GAAP stockholder’s equity for purposes of calculating the management fee, as specified in the management agreement. These adjustments eliminate increases or decreases in stockholder’s equity that are due to unrealized increases or decreases in the values of the Company’s investments. These adjustments more than offset an increase of approximately $55,000 due to an increase pass through for the addition of a general counsel. The normalized quarterly management fee for the three month periods ended September 30, 2014 and June 30, 2014 would have been approximately $670,000 and approximately $629,000, respectively.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP - OP Units for the three month period ended September 30, 2014 represents approximately 0.9% of net income.

Accumulated Other Comprehensive Income (Loss)

During the nine month period ended September 30, 2014, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Total Accumulated Other Comprehensive Income
Accumulated other comprehensive loss, December 31, 2013	$(5,033)
Net unrealized gain (loss) on securities	6,980

Accumulated other comprehensive loss, September 30, 2014	$1,947

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the nine months ended September 30, 2014, a 54 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain of approximately $7.0 million, recorded in accumulated other comprehensive income, on our RMBS. During the three months ended September 30, 2014, a four basis point decrease in the 10 Year US Treasury rate caused a net unrealized loss of approximately $2.0 million, recorded in accumulated other comprehensive income, on our RMBS.

Our Portfolio

Excess MSRs

As of September 30, 2014, we had approximately $96.0 million estimated carrying value of Excess MSRs. As of September 30, 2014, our completed investments represent (i) either an 85% or 50% interest in the Excess MSRs on Pool 1 and Pool 2 with an aggregate UPB at the time of our investment of approximately $20.7 billion, (ii) an 85% interest in the Excess MSRs on two pools of mortgage loans constituting flow production by Freedom Mortgage with an aggregate UPB of approximately $174.9 million at the time of investment and (iii) an approximate 71% interest in the Excess MSRs on a pool of mortgage loans with an aggregate UPB of approximately $159.8 million at the time of investment, the servicing rights to which were acquired in bulk by Freedom Mortgage. The investments in clauses (ii) and (iii) are collectively referred to as “Pool 2014”. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains an interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

The following table summarizes the collateral characteristics of the loans underlying our Excess MSR investments as of September 30, 2014 (dollars in thousands):

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$57,065	$10,026,722	$8,984,956	46,285	3.50%	326	21	1.0%
Recaptured Loans	351	—	48,822	219	4.07	350	2	—
Recapture Agreement	339	—	—		—

Pool 1 Total/WA	57,755	10,026,722	9,033,778	46,504	3.51%	326	21	1.0%
Pool 2
Original Pool	28,133	10,704,024	7,522,304	47,397	2.56%	332	26	100.0%
Recaptured Loans	6,826	—	1,242,027	7,413	4.13%	352	3	—
Recapture Agreement	1,417	—	—		—

Pool 2 Total/WA	36,376	10,704,024	8,764,331	54,810	2.79%	335	23	85.8%
Pool 2014
Original Pool	1,700	334,672	298,976	1,692	3.70%	343	14	—%
Recaptured Loans	191	—	19,393	87	3.96%	352	1	—
Recapture Agreement	—	—	—		—

Pool 2014 Total/WA	1,891	334,672	318,369	1,779	3.72%	344	13	—%

Total/Weighted Average	$96,022	$21,065,418	$18,116,478	103,093	3.16%	331	22	42.0%

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

RMBS

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of September 30, 2014 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS	$406,335	$373,676	$2,244	$(298)	$375,622	47	(B	)	3.84%	3.46%	23

Total/Weighted Average	$406,335	$373,676	$2,244	$(298)	$375,622	47			3.84%	3.46%	23

The following table summarizes the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of December 31, 2013 (dollars in thousands):

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years) (C)
RMBS	$282,446	$292,012	$—	$(5,033)	$286,979	29	(B	)	3.77%	3.46%	24
Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
(D)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities.

The following table summarizes the net interest spread of our RMBS portfolio as of September 30, 2014 and December 31, 2013:

	At September 31, 2014	At December 31, 2013
Weighted Average Asset Yield	3.03%	2.98%
Weighted Average Interest Expense	1.48%	1.55%

Net Interest Spread	1.55%	1.43%

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

We have funded the acquisition of our Excess MSRs on an unlevered basis, but we may invest in Excess MSRs on a levered basis in the future to the extent leverage is available for this asset class. As of September 30, 2014, we had repurchase agreements with 14 counterparties and approximately $329.2 million of outstanding repurchase agreement borrowings from 12 of those 14 counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at September 30, 2014, was approximately 5.4%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

The weighted average difference between the fair value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.4% as of September 30, 2014.

	Outstanding Balance at September 30, 2014	Three Months Ended September 30, 2014 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$329,239	0.36%

The weighted average haircut, was 5.5% as of December 31, 2013.

	Outstanding Balance at December 31, 2013	Three Months Ended December 31, 2013 Weighted Average Interest Rate
Repurchase agreements (dollars in thousands)	$261,302	0.39%

The amount of collateral at September 30, 2014 and December 31, 2013, including cash, was $348.0 million and $275.6 million, respectively.

The weighted average term to maturity at September 30, 2014 and December 31, 2013 was 61 days and 29 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $5.1 million and our investing activities used cash of approximately $36 million for the three month period ended September 30, 2014. Our operating activities provided cash of approximately $22 million and our investing activities used cash of approximately $72 million for the nine month period ended September 30, 2014. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

On December 17, 2013 we declared a partial dividend of $0.45 per share on the Company’s shares of common stock for the fourth quarter of 2013. The partial dividend reflected the 81 days during the quarter after completion of the Company’s IPO. The dividend was paid in cash on January 28, 2014 to stockholders of record on December 27, 2013. On March 18, 2014 we declared a dividend of $0.50 per share on the Company’s common stock for the first quarter of 2014. The dividend was paid in cash on April 29, 2014 to stockholders of record as of the close of business on April 2, 2014. On September 11, 2014 we declared a dividend of $0.51 per share on the Company’s common stock for the third quarter of 2014. The dividend was paid in cash on October 28, 2014 to stockholders of record as of the close of business on September 30, 2014.

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

Off-balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes, other than the joint venture entities. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2014 and December 31, 2013, included repurchase agreements on certain RMBS, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of September 30, 2014 (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$329,239	$—	$—	$—	$329,239
Interest on repurchase agreement borrowings (A)	$284	$—	$—	$—	$284

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2014 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

On June 30, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $661,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Fair value at September 30, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$105,902	$100,727	$96,022	$91,730	$87,798
Change in FV	$9,879	$4,705	$—	$(4,293)	$(8,225)
% Change in FV	10%	5%	—%	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$103,774	$99,522	$96,022	$92,750	$89,682
Change in FV	$7,752	$3,500	$—	$(3,272)	$(6,340)
% Change in FV	8%	4%	—%	(3)%	(7)%
Recapture Rate Shift in %
Estimated FV	$94,549	$95,847	$96,022	$96,199	$96,374
Change in FV	$(1,474)	$(175)	$—	$176	$352
% Change in FV	(2)%	(0)%	—%	0%	0%

Fair value at December 31, 2013

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$123,178	$116,396	$110,306	$104,812	$99,831
Change in FV	$12,872	$6,090	$—	$(5,495)	$(10,475)
% Change in FV	12%	6%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$117,814	$113,940	$110,306	$106,889	$103,668
Change in FV	$7,508	$3,634	$—	$(3,417)	$(6,639)
% Change in FV	7%	3%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$109,442	$109,874	$110,306	$110,739	$111,171
Change in FV	$(865)	$(432)	$—	$432	$865
% Change in FV	(1)%	—%	—%	—%	1%

The following tables summarize the estimated change in fair value of our RMBS given several parallel shifts in interest rates (dollars in thousands):

Fair value at September 30, 2014

		Fair value at September 30, 2014
	September 30, 2014	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$375,622
RMBS Total Return (%)		(1.17)%	(2.39)%	(3.63)%	(4.89)%	(7.42)%

RMBS Dollar Return		$(4,399)	$(8,959)	$(13,624)	$(18,353)	$(27,867)

Fair value at December 31, 2013

		Fair value at December 31, 2013
	December 31, 2013	+25bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$286,979
RMBS Total Return (%)		(1.53)%	(3.06)%	(4.58)%	(6.09)%	(9.20)%
RMBS Dollar Return		$(4,385)	$(8,776)	$(13,141)	$(17,477)	$(23,396)

Each sensitivity analysis is hypothetical and is presented solely to assist an analysis of the possible effects on the fair value under various scenarios. It is not a prediction of the amount or likelihood of a change in any particular scenario. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption. In practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. In addition, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2014, the Company was not involved in any legal proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 12, 2014	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

November 12, 2014	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2014

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