Form 10-K
period 2014-12-31
Cherry Hill Mortgage Investment Corp
filed 2015-03-16
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2014, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the New York Stock Exchange on June 30, 2014) was approximately $129.2 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2014 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 13, 2015, the registrant had a total of 7,509,543 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

“Agency RMBS” means RMBS issued by an Agency or for which an Agency guarantees payments of principal and interest on the securities.

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

i

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

“non-conforming loan” means a residential mortgage loan that does not conform to the Agency underwriting guidelines and does not meet the funding criteria of Fannie Mae and Freddie Mac.

“non-QM loan” means a mortgage loan that does not satisfy the requirements for a qualified mortgage.

“prime mortgage loan” means a mortgage loan that generally conforms to GSE underwriting guidelines or is non-QM loan with a FICO score generally above 700.

“REIT” means a real estate investment trust.

“qualified mortgage” means a mortgage that complies with the ability to repay rule and related requirements in Regulation Z.

“residential mortgage pass-through certificate” is a MBS that represents an interest in a “pool” of mortgage loans secured by residential real property where payments of both interest and principal (including principal prepayments) on the underlying residential mortgage loans are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the security, net of fees paid to the issuer/guarantor and servicer.

“RMBS” means a residential MBS.

“Servicing Related Assets” means Excess MSRs and MSRs.

“SIFMA” means the Securities Industry and Financial Markets Association.

“stripped security” is an RMBS structured with two or more classes that receives different distributions of principal or interest on a pool of RMBS. Stripped securities include IOs and inverse IOs, each of which we may invest in subject to qualifying as a REIT.

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

FORWARD-LOOKING INFORMATION

The Company makes forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,’’ “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to execute its prime mortgage loan strategy and its ability to finance this asset class;

•	the Company’s ability to acquire MSRs and create its own Excess MSRs from the MSRs it may eventually acquire;

•	the Company’s ability to complete acquisition of Aurora Financial Group Inc. (“Aurora”) and obtain the anticipated benefits of owning a licensed servicer;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under “Item 1. Business” and “Item 1A. Risk Factors”;

•	the Company’s ability to obtain required consents in connection with the Aurora acquisition;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s dependence on its external manager, CHMM, and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•	limitations on the Company’s business due to compliance with the REIT requirements; and

•	the degree and nature of the Company’s competition, including competition for its targeted assets.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. The Company is not obligated, and does not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Cherry Hill Mortgage Investment Corporation is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser and an affiliate of Freedom Mortgage Corporation, or Freedom Mortgage (“Freedom Mortgage”).

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

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a targeted portfolio of Excess MSRs, RMBS, prime mortgage loans and other cashflowing residential mortgage assets.

We operate our business through the following segments: (i) investments in Servicing Related Assets; and (ii) RMBS. For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data— Note 3—Segment Reporting.”

Our Targeted Asset Classes

Our targeted asset classes currently include:

•	Excess MSRs;

•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs (IOs and inverse IOs) and TBAs; and

•	prime mortgage loans.

Our Strategy

Our strategy, which we expect could change as market conditions warrant, involves:

•	allocating a majority of our equity capital to the acquisition of Excess MSRs through flow or bulk purchases:

•	upon receipt of necessary approvals, the creation of Excess MSRs from MSRs generated from prime mortgage loans we may acquire or acquired by our taxable REIT subsidiary, CHMI Solutions, Inc. (“Solutions”);

•	acquiring RMBS on a leveraged basis;

•	over time, as the market for prime mortgage loans grows, purchasing these assets from, or potentially in partnership with, Freedom Mortgage; and

•	opportunistically mitigating our prepayment, interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and where applicable and available, recapture agreements.

Excess MSR Strategy. We currently expect that the primary method by which we will invest in Excess MSRs will be through the creation of Excess MSRs from MSRs acquired by Solutions. If and when regulatory approvals are obtained, we plan to acquire MSRs from Freedom Mortgage and other servicers on a flow or bulk basis on terms to be negotiated in the future. We also may generate MSRs through the purchase of prime mortgage loans from Freedom Mortgage and independent third-party correspondents.

Our ability to acquire MSRs will be subject to the applicable REIT qualification tests. We likely will have to hold any MSRs through Solutions, which will be subject to corporate income tax. However, we plan to create Excess MSRs from those MSRs. The newly created Excess MSRs will be transferred to our subsidiary, Cherry Hill QRS II, LLC and will represent a portion of the interest payments collected from the related pool of mortgage loans, net of a basic servicing fee retained by Solutions. The portion of the interest payments represented by the Excess MSR will not be subject to an entity level tax as long as we comply with the REIT qualification tests. The tax liability of Solutions (if it holds MSRs) would negatively impact our returns from those assets. In addition, unlike our investments in Excess MSRs, any investments in MSRs will expose us to default risk and the potential for credit losses.

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, we may from time to time invest in CMOs, including IOs and inverse IOs. If we decide to invest in CMOs, we anticipate doing so primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “to-be-announced” (TBAs). Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs.

Our RMBS strategy includes selective investments in non-Agency RMBS, including GSE risk-sharing securities. GSE risk-sharing securities are general obligations of Fannie Mae and Freddie Mac that provide credit protection with respect to defaults on reference pools primarily consisting of non-agency RMBS. We currently expect to expand our participation in that market. However, the extent of our investments in GSE risk-sharing securities will be limited by the gross income and asset tests applicable to REITs. We also intend to invest opportunistically in legacy non-Agency RMBS issued during or after 2010. If and when market conditions permit us to execute our prime mortgage loan acquisition and financing strategy, we expect that we will retain certain bonds collateralized by the prime mortgage loans we securitize. We also may selectively invest across the entire capital structure of non-Agency RMBS that are newly issued by third parties. Non-Agency RMBS, if we decide to purchase them, are subject to risk of default, among other risks, and could result in greater losses.

Prime Mortgage Loan Strategy. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. As a result, we expect our portfolio to include this asset class over time. Based on current market conditions, we do not expect this asset class to be a part of our portfolio until the second half of 2015, if at all. The prime mortgage loans we intend to acquire may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

We currently do not intend to offer mortgage loans to consumers. We intend to acquire prime mortgage loans that are underwritten to our specifications. We may acquire prime mortgage loans underwritten to our specifications from Freedom Mortgage or other originators. To the extent Freedom Mortgage originates prime mortgage loans that satisfy our investment parameters and guidelines, we expect to negotiate an arrangement with Freedom Mortgage so we have the right to purchase such loans. Any such arrangement will be subject to the review and approval of our independent directors. We may acquire prime mortgage loans for our portfolio with the intention of either holding them in our residential mortgage loan portfolio or securitizing them.

Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that we must satisfy to qualify as a REIT and maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted asset classes and strategy may vary over time in response to market conditions.

Our Manager

We are externally managed by our Manager. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Mr. Middleman, our non-executive Chairman of the Board, is the sole member of our Manager. Freedom Mortgage and its employees support our Manager in providing services to us pursuant to the terms of a services agreement that has been entered into by our Manager and Freedom Mortgage. We rely on our Manager and Freedom Mortgage to provide or obtain on our behalf the personnel and services necessary for us to conduct our business. Our executive officers and the officers and employees of our Manager are also officers and employees of Freedom Mortgage, and we will compete with Freedom Mortgage for access to these individuals. The executive offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey 08054, and the telephone number of our Manager’s executive offices is (877) 870-7005.

Our Manager has established an Investment Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. The members of our Manager’s Investment Committee are Mr. Middleman, our Chairman; Mr. Lown, our President and Chief Investment Officer; Mr. Levine, our Chief Financial Officer, Treasurer and Secretary; and the Manager’s two portfolio managers and head of risk/operations.

Our Manager is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and is subject to the regulatory oversight of the Investment Management Division of the SEC.

Our Investment Guidelines; Transactions with Freedom Mortgage

The investment guidelines for our assets and borrowings are as follows:

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

Our Manager’s Investment Committee reviews our compliance with our guidelines periodically, and our board of directors receives a report each quarter in conjunction with its review of our quarterly results. The Nominating and Corporate Governance Committee, which is comprised of all of our independent directors, reviews the material terms of any transaction between us and Freedom Mortgage, including the pricing terms, to determine if the terms of those transactions are fair and reasonable. This committee will also be responsible for reviewing and approving any agreements pursuant to which we will acquire prime mortgage loans or MSRs from Freedom Mortgage. We also retain two independent valuation services to assist our management and our independent directors in making pricing determinations on Excess MSRs and other assets we purchase from Freedom Mortgage.

Our Financing Strategies and Use of Leverage

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings consist of repurchase transactions under master repurchase agreements. These agreements represent uncommitted financing provided by the counterparties. Our repurchase transactions are collateralized by our RMBS. In a repurchase transaction, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. During the term of a repurchase transaction, we generally receive the income and other payments distributed with respect to the underlying assets and pay interest to the counterparty. While the proceeds of our repurchase financings often will be used to purchase additional RMBS subject to the same master repurchase agreement, our financing arrangements are not expected to restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our master repurchase agreements are documented under the standard form master repurchase agreement published by SIFMA.

We have entered into repurchase agreements with 13 counterparties as of December 31, 2014. From time to time we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties.

We are actively pursuing limited financing for our Excess MSRs. We also intend to obtain financing for any MSRs that we may acquire. Execution of our prime mortgage loan strategy is dependent on obtaining financing on attractive terms. We may utilize other types of borrowings in the future, including term facilities or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt, preferred or common stock or trust preferred securities.

Interest Rate Hedging

We opportunistically manage our interest rate risk by using various hedging strategies. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk we expect to arise from our repurchase agreement financings associated with our RMBS. The interest rate hedging instruments that we currently use include: interest rate swaps, TBAs and swaptions. Our overall hedging strategy takes into account the natural hedging effect of our Excess MSRs, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

Policies with Respect to Certain Other Activities

If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities, the retention of cash flow and other funds from debt financing, or a combination of these methods. In the event that our board of directors determines to raise additional equity capital, it has the authority, without stockholder approval, to issue additional shares of common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time. We may, in the future, offer equity or debt securities in exchange for assets. We have not in the past and will not in the future underwrite the securities of other companies. Our board of directors may change any of these policies without prior notice to you or a vote of our stockholders.

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities for investment opportunities in general. See Item 1A, “Risk Factors—We operate in a highly competitive market.”

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

Employees

We do not have any employees other than one loan officer who is employed by Solutions. All of our executive officers are employees of Freedom Mortgage.

Our Tax Status

We have elected to be taxed as a REIT under the Code. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and non-U.S. taxes on our income. For example, the income generated by Solutions will be subject to U.S. federal, state and local income tax.

See “Item 1A. Risk Factors—U.S. Federal Income Tax Risks” for additional tax status information.

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

We rely upon certain exemptions from registration as an investment company under the Investment Company Act including, in the case of our subsidiary, Cherry Hill QRS I, LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. We treat the Agency whole-pool pass-through securities in which we have invested as qualifying real estate interests for purposes of the 55% requirement. The Excess MSRs we have acquired are, and the Agency CMOs we may acquire will, not be treated as qualifying real estate interests for purposes of the 55% requirement, but as real estate-related assets that qualify for the 80% test. In addition, Cherry Hill QRS I, LLC will treat its investment in Cherry Hill QRS II, LLC as a real estate-related asset because substantially all of the assets held by Cherry Hill QRS II, LLC will be real estate-related assets.

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

Website Access to Reports

We maintain a website at www.chmireit.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference, into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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

Risks Related To Our Business

We may not be able to continue to operate our business successfully or generate sufficient revenue to make or sustain distributions to our stockholders.

We commenced operations on October 9, 2013. We cannot assure you that we will be able to continue to operate our business successfully or implement our strategies. There can be no assurance that we will be able to continue to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions.

Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest, and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy in general. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Over the past several years, certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These factors have impacted investor perception of the risk associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values of our target assets have experienced volatility. Deterioration of the mortgage market and investor perception of the risks associated with RMBS and other residential mortgage assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We are dependent on mortgage servicers to service the mortgage loans relating to our Servicing Related Assets.

Our investments in Excess MSRs are dependent on the mortgage servicer to perform its servicing obligations. As a result, we could be materially and adversely affected if the servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined through contractual agreements, which generally provide for the possibility for termination of the servicer in the absolute discretion of the applicable Agency. In the event of such termination with respect to a particular servicer, the related Excess MSRs could potentially lose all value on a going forward basis. Moreover, the termination of a servicer could take effect across all mortgages being serviced by that servicer. Therefore, to the extent we make multiple investments relating to mortgages serviced by the same servicer, such as our initial portfolio of Excess MSRs which are entirely serviced by Freedom Mortgage, all such investments could lose all their value in the event of the termination of the servicer. In addition, many servicers also rely on subservicing arrangements with third parties, and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance of our Excess MSRs. We may not have recourse to the servicer if the subservicer fails to perform.

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

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the servicer’s business. If Freedom Mortgage or any servicer from whom we acquire Excess MSRs actually or allegedly failed to comply with applicable laws, rules or regulations, the servicer could be exposed to fines, penalties or other costs, or the servicer could be terminated as the servicer and the MSRs to which our Excess MSRs relate would be eliminated and lose all value, which could have a material adverse effect on the associated Excess MSR, our business, financial condition, results of operations or cash flows. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs.

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

We plan on using subservicers, which may include Freedom Mortgage, to accomplish the actual servicing of the mortgage loans underlying any MSRs we acquire and any Excess MSRs that we create. The considerations discussed in this risk factor are equally applicable to any MSRs we may acquire.

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

Freedom Mortgage has advised us that it does not believe that it is currently subject to any legal proceedings or government investigations that would reasonably be expected to have a material adverse effect on Freedom Mortgage or on us, but it is possible that one or more such legal proceedings or investigations could evolve into a material legal proceeding in the future. For example, Freedom Mortgage has informed us that, in February 2013, it received a subpoena from the Office of the Inspector General for the U.S. Department of Housing and Urban Development, or the HUD OIG, in which the HUD OIG requested that Freedom Mortgage provide the HUD OIG with documents and records concerning Freedom Mortgage’s quality control and training policies and procedures relating to its FHA mortgage loan origination activities. The HUD OIG acts under the oversight of the U.S. Department of Justice. It is our understanding that several other FHA approved mortgage originators have received similar requests. Freedom Mortgage has informed us that, in March 2013, it provided the requested information that was readily available and attempted to further clarify the scope of the remaining information that was initially requested. In September 2013, the HUD OIG requested documents not previously requested from Freedom Mortgage, and we have been advised by Freedom Mortgage that it provided those documents to the HUD OIG. Certain members of Freedom Mortgage’s staff have been deposed. Freedom Mortgage has informed us that it anticipates that a significant initial monetary demand is reasonably likely, and that the final demand, if any, will be the product of negotiations the results of which cannot be predicted. Freedom Mortgage has informed us that as of the date of filing of this annual report, the HUD OIG has not communicated to Freedom Mortgage any allegations of wrongdoing or any monetary demands. However, we cannot assure you that the HUD OIG will not do so in the future, and any such allegations or findings could result in Freedom Mortgage being required to pay settlement costs, legal fees, damages, penalties or other charges, which could adversely affect its financial results and its business operations, which in turn could impact its ability to perform under the strategic alliance agreements with us or may otherwise negatively impact us.

Our ability to invest in, and dispose of, our investments in Servicing Related Assets may be subject to the receipt of third-party consents.

The Agencies may require that we submit ourselves to costly or burdensome conditions as a prerequisite to their consent to our investments in Servicing Related Assets. These conditions may diminish or eliminate the investment potential of certain of those assets by making such investments too expensive for us or by severely limiting the potential returns available. The potential costs, issues or restrictions associated with receiving such Agency’s consent for any such dispositions by us cannot be determined with any certainty. To the extent we are unable to dispose of Servicing Related Assets in our portfolio when we determine it would be beneficial to do so, our results of operations may be adversely impacted.

Acknowledgement agreements with Ginnie Mae, Fannie Mae or Freddie Mac could expose us to potential liability in the event of a payment default.

In order to acquire Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, we must enter into an acknowledgment agreement with Ginnie Mae and the Ginnie Mae-approved issuer/servicer for the mortgage loans if we want to have Ginnie Mae acknowledge our interest in the relevant mortgage loans. Under that agreement, if the issuer/servicer fails to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, we would be obligated to make that payment even though the payment may relate to loans for which we do not own any Excess MSRs.

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

Given the size of Freedom Mortgage’s portfolio of FHA and VA loans that have been pooled into Ginnie Mae-guaranteed RMBS, it is unlikely that we would be able to satisfy that obligation under the acknowledgment agreement should Freedom Mortgage fail to make a required payment. In that case we would be subject to claims for losses by Ginnie Mae which would have a material and adverse effect on our financial condition and operations, and our ability to enter into acknowledgement agreements in the future and to acquire Excess MSRs related to FHA and VA mortgage loans would be adversely affected. The only remedy related to the servicing permitted under the acknowledgment agreement is to request Ginnie Mae to transfer the servicing to another Ginnie Mae-approved issuer/servicer which would terminate our interest in the related Excess MSRs. The termination of our Excess MSRs could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

We have entered into an acknowledgement agreement with Ginnie Mae and Freedom Mortgage in connection with the acquisition of our initial portfolio of Excess MSRs.

The value of our Servicing Related Assets may vary substantially with changes in interest rates.

The values of MSRs are sensitive, and values of Excess MSRs are highly sensitive, to changes in interest rates. The value of Servicing Related Assets typically increases when interest rates rise and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in the fair value of our Servicing Related Assets, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, those assets as interest rates change.

If delinquencies increase, the value of our Servicing Related Assets may decline significantly.

Delinquency rates have a significant impact on the value of our Servicing Related Assets. An increase in delinquencies will generally result in lower revenue because, typically, servicers will only collect servicing fees from GSEs or mortgage owners for performing loans. Our expectation of delinquencies is a significant assumption underlying the cash flow projections on the related pools of mortgage loans. If delinquencies are significantly greater than expected, the estimated fair value of the Servicing Related Assets could be diminished. As a result, we could suffer a loss.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. If borrowers prepay their mortgage loans at rates that are faster or slower than expected, it may adversely affect our profitability.

We will record our Servicing Related Assets on our balance sheet at fair value, and changes in their fair value will be reflected in our consolidated results of operations. The determination of the fair value of Servicing Related Assets requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, among other things, prepayment rates, as well as estimates of the future cash flows from the Servicing Related Assets, interest rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of the Servicing Related Assets, which are measured at fair value on a recurring basis, may be materially different than the fair values of such assets as may be reflected in our consolidated financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Our failure to make accurate assumptions regarding prepayment rates or the other factors examined in determining fair value could cause the fair value of our Servicing Related Assets to materially vary, which could have a material adverse effect on our financial position, results of operations and cash flows. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

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

With respect to our Excess MSRs, voluntary and involuntary prepayments eliminate the Excess MSR on the mortgage loans being prepaid. In recent years, Freedom Mortgage has experienced relatively high levels of recapture on voluntary prepayments. There can be no assurance that Freedom Mortgage will continue to successfully enjoy the levels of recapture it has historically had, particularly as interest rate environments change. In addition, although we expect Freedom Mortgage to replace the Excess MSRs on loans in the pools that are refinanced by Freedom Mortgage, there can be no assurance that Freedom Mortgage will enter into recapture agreements with us in the future or that it will be successful in replacing any Excess MSRs, which would negatively impact our cash flows. When we purchase Excess MSRs, we base the price we pay and the rate of amortization of those assets on, among other things, our projection of the cash flows from the pool of mortgage loans underlying the related MSRs. Our expectation of prepayment speeds and recapture rates is a significant assumption factored into our cash flow projections, and if prepayment speeds are significantly greater than expected or recapture rates significantly lower than expected, the carrying value of our Excess MSRs would change.

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

Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect that our investments in RMBS, on average, will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our assets. Additionally, to the extent cash flows from RMBS are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses. Any one of the foregoing risks could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. It is also possible that short-term interest rates may exceed long-term interest rates, in which event our borrowing costs may exceed our interest income and we could incur operating losses.

We cannot predict the impact future actions by regulators or U.S. government bodies, including the U.S. Federal Reserve, will have on our business, and any such actions may negatively impact us.

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates, prepayment speeds increased. Its purchases of Agency RMBS have resulted in a narrowing of the spread earned by Agency RMBS investors. While the U.S. Federal Reserve has discontinued quantitative easing, the effects on the Agency RMBS market have not completely dissipated as it continues to re-invest paydowns of their holdings in Agency RMBS. We cannot predict or control the impact future actions by regulators or U.S. government bodies such as the U.S. Federal Reserve will have on our business. Accordingly, future actions by regulators or U.S. government bodies, including the U.S. Federal Reserve, could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

All valuation models rely on correct market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics or whose values are particularly sensitive to various factors. If our market data inputs are incorrect or our model prices differ substantially from market prices, our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected.

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

An increase in interest rates may cause a decrease in the volume of certain of our target assets, which could adversely affect our ability to acquire target assets that satisfy our investment objectives and to make distributions to our stockholders.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of target assets available to us, which could adversely affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause our target assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of our target assets with a yield that is above our borrowing cost, our ability to satisfy our investment objectives and to make distributions to our stockholders could be materially adversely affected.

The lack of liquidity of our assets may adversely affect our business, including our ability to sell our assets.

Excess MSRs are highly illiquid and subject to numerous restrictions on transfers. The duties and obligations of mortgage servicers are defined through contractual agreements. These contracts generally require that holders of Excess MSRs obtain consent from the servicer, and may require third party consent, prior to any change of ownership of such Excess MSRs. Such approval may be withheld for any reason or no reason in the discretion of the third party. Additionally, investments in Excess MSRs are a relatively recent type of transaction, and there have been extremely few investment products that pursue a similar investment strategy. Accordingly, the risks associated with the transaction and structure are not fully known to buyers or sellers. As a result of the foregoing, there is a significant risk that we will be unable to locate a buyer if we wish to sell an Excess MSR. Therefore, we cannot provide any assurance that we will obtain any return or any benefit of any kind from any disposition of Excess MSRs.

In addition, mortgage-related assets generally experience periods of illiquidity, including the period of delinquencies and defaults with respect to residential and commercial mortgage loans during the financial crisis. In addition, validating third-party pricing for illiquid assets may be more subjective than with respect to more liquid assets. Any illiquidity of our assets makes it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we previously recorded our assets. We may also face other restrictions on our ability to liquidate any assets for which we or our Manager has or could be attributed with material non-public information. If we are unable to sell our assets at favorable prices or at all, it could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. Assets that are illiquid are more difficult to finance, and to the extent that we use leverage to finance assets that become illiquid we may lose that leverage or have it reduced. Assets tend to become less liquid during times of financial stress, which is often the time that liquidity is most needed. As a result, our ability to sell assets or vary our portfolio in response to changes in economic and other conditions may be limited by liquidity constraints, which could adversely affect our results of operations and financial condition.

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets. Other sources of leverage in the future may include credit facilities, including term loans and revolving credit facilities.

Through the use of leverage, we acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. Although we are not required to maintain any particular minimum or maximum target debt-to-equity leverage ratio with respect to our RMBS assets, the amount of leverage we may employ for this asset class will depend upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility, financing counterparty risk and other factors. Our Manager has discretion, without the need for further approval by our board of directors, to change the amount of leverage we utilize for our RMBS. We do not have a targeted debt-to-equity ratio for our RMBS. We use leverage for the primary purpose of financing our RMBS portfolio and not for the purpose of speculating on changes in interest rates. We may, however, be limited or restricted in the amount of leverage we may employ by the terms and provisions of any financing or other agreements that we may enter into in the future, and we are subject to margin calls as a result of our financing activity.

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to execute on our prime mortgage loan strategy and our ability to generate a servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. This could potentially increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

Our use of repurchase transactions gives our lenders greater rights in the event that we file for bankruptcy, which may make it difficult for us to recover our collateral in the event of a bankruptcy filing.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 180 days, but which may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities. This difference is referred to as the haircut. If these haircuts are increased we will be required to post additional cash collateral for our Agency RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).

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

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which has resulted in increased margin requirements and costs. On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration, or the MREIT No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief. We believe we meet the conditions set forth in the MREIT No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the MREIT No-Action Letter or the relief provided by the MREIT No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration or our Manager may be required to register as a “commodity pool operator” with the CFTC. If our Manager is required to register with the CFTC as a commodity pool operator, our Manager would become subject to additional disclosure, recordkeeping and reporting requirements, which may increase the expenses we reimburse to our Manager pursuant to the management agreement.

We may change our investment strategy, investment guidelines and asset allocation without notice or stockholder consent, which may result in riskier investments. In addition, our charter provides that our board of directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders.

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report and the other documents we file with the SEC from time to time. A change in our investment or leverage strategy may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Decisions to employ additional leverage in executing our investment strategies could increase the risk inherent in our asset acquisition strategy. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this Annual Report.

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

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as funding from the U.S. Government or a Federal Home Loan Bank. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our attempt to comply with certain exclusions from the definition of an “investment company” or other exemptions under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Our ability to make distributions to our stockholders depends on our operating results, our financial condition and other factors, and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.

We intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all of our REIT taxable income in each year (subject to certain adjustments). This distribution policy will enable us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions will depend on our earnings, applicable law, our financial condition and such other factors as our board of directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our board of directors.

Residential whole mortgage loans are subject to increased risks.

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans are subject to increased risks of loss. Unlike RMBS, whole mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

The completion of the acquisition of Aurora and its MSR portfolio is subject to third-party consents and approvals, which may not be obtained on the terms or timeline currently contemplated, or at all.

On February 10, 2015, we announced that Solutions entered into a securities purchase agreement to acquire Aurora and its MSR portfolio. This transaction is expected to close by the end of the second quarter of 2015. Although the Company and Aurora have started to seek approval for the change in control from the regulatory authorities and Agencies, no assurance can be given that the required regulatory and Agency approvals will be obtained or that the transaction will close within the anticipated timeframe, or at all. If the acquisition is not completed on the terms or timeline currently contemplated, it will significantly delay our ability to execute our strategy relating to MSRs and prime mortgage loans, which could negatively impact our business. Even if the acquisition of Aurora is completed, other factors such as the availability of attractive financing may make this acquisition less beneficial than anticipated.

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

Our Manager has limited experience operating a public company or complying with regulatory requirements, including the Sarbanes-Oxley Act, which may hinder its ability to achieve our objectives.

Prior to our commencement of operations in October 2013, our Manager had no experience operating a public company or complying with regulatory requirements, including the Sarbanes-Oxley Act. Our Manager’s inexperience may hinder our Manager’s ability to achieve our objectives and we cannot assure you that we will be able to successfully execute our business strategies as a public company, or comply with regulatory requirements applicable to public companies.

We are dependent on our Manager and certain key personnel of Freedom Mortgage that are or will be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own other than one loan officer employed by Solutions. Our officers are employees of Freedom Mortgage. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Freedom Mortgage as well as information and deal flow generated by Freedom Mortgage. The employees of Freedom Mortgage identify, evaluate, negotiate, structure, close and monitor our portfolio. The departure of Messrs. Middleman, Lown or Levine or other senior officers of our Manager, or of a significant number of investment professionals or principals of Freedom Mortgage, could have a material adverse effect on our ability to achieve our objectives.

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

If our management agreement is terminated and no suitable replacement is found to manage us or we are unable to find a suitable replacement on a timely basis, we may not be able to continue to execute our business plan. In addition, our Manager maintains a contractual as opposed to fiduciary relationship with us. No assurances can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. The failure of any of the key personnel of our Manager to service our business with the requisite time and dedication could materially and adversely affect our ability to execute our business plan.

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

Our Manager’s investment guidelines are very broad, and our board of directors will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.

Our Manager is authorized to follow very broad guidelines in pursuing our strategy. Our board of directors will periodically review our guidelines and our portfolio and asset-management decisions. However, it generally will not review all of our proposed acquisitions, dispositions and other management decisions. In addition, in conducting periodic reviews, our board of directors will rely primarily on information provided to it by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets subject to our maintaining our qualification as a REIT. Poor decisions could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our success heavily relies on our strategic alliance with Freedom Mortgage.

Our success is dependent on our relationship with Freedom Mortgage. We intend to capitalize on this relationship to source opportunities to acquire MSRs and, if applicable, prime mortgage loans. There is no guarantee that we will be successful in negotiating future purchase agreements with Freedom Mortgage for MSRs or prime mortgage loans that it originates on acceptable terms or at all

Freedom Mortgage is a separate and distinct investment vehicle with its own business interests and will be under no obligation to maintain its current business strategy. In addition, to the extent we seek to leverage Freedom Mortgage’s relationships with third parties to generate future investment opportunities in assets such as MSRs and prime mortgage loans, Freedom Mortgage will be under no obligation to co-invest with us or assist us in generating such opportunities.

There will be conflicts of interest in our relationships with our Manager and Freedom Mortgage, which could result in decisions that are not in the best interests of our stockholders.

Our Manager is an affiliate of Freedom Mortgage. Both our Manager and Freedom Mortgage are wholly owned and controlled by Mr. Middleman.

We are dependent on our Manager for our day-to-day management and operations. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates by virtue of the fact that our Manager is controlled by Freedom Mortgage. Our executive officers and the officers and employees of our Manager are also officers or employees of Freedom Mortgage and, with the exception of those officers that are dedicated to us, we compete with Freedom Mortgage for access to those individuals. The ability of our Manager’s officers and personnel, with the exception of those officers that are dedicated to us, to engage in other business activities, including the management of Freedom Mortgage, may reduce the time our Manager and certain of its officers and personnel spend managing us.

Our management agreement with our Manager, our strategic alliance agreements between us and Freedom Mortgage and the Excess MSR acquisition and recapture agreements, have been negotiated between related parties and their respective terms, may not be as favorable to us as if they were negotiated on an arm’s-length basis with unaffiliated third parties. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under such agreements because of our desire to maintain our ongoing relationships with Freedom Mortgage and our Manager. In the future, Freedom Mortgage may sponsor other vehicles that invest in Excess MSR or prime loans or other investments, and there may be situations where we compete with affiliates of Freedom Mortgage for opportunities to acquire Excess MSR or prime mortgage loans or other assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. To the extent we seek to leverage Freedom Mortgage’s relationships with third parties to generate future investment opportunities, Freedom Mortgage will be under no obligation to co-invest with us in the future or assist us in generating such opportunities. Freedom Mortgage will be under no obligation, under the terms of the strategic alliance agreement or otherwise, to offer prime loans or other assets other than Excess MSRs and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

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

The ability of our Manager and its officers and employees to engage in other business activities, including their employment at Freedom Mortgage, subject to the terms of our management agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with Freedom Mortgage or our Manager, including, but not limited to, certain financing arrangements, co-investments in Excess MSRs and purchases of prime mortgage loans and other assets, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

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

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow the Manager’s advice or recommendations. Our Manager will maintain a contractual as opposed to a fiduciary relationship with us. Under the terms of the management agreement, our Manager, Freedom Mortgage, and their affiliates and each of their officers, directors, trustees, members, stockholders, partners, managers, Investment Committee members, employees, agents, successors and assigns, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, fraud or reckless disregard of their duties under the management agreement. In addition, we will indemnify our Manager, Freedom Mortgage, and their affiliates and each of their officers, directors, trustees, members, stockholders, partners, managers, Investment Committee members, employees, agents, successors and assigns, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, fraud or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

If our Manager ceases to be our Manager pursuant to the management agreement, our lenders and our derivative counterparties may cease doing business with us.

If our Manager ceases to be our Manager, it would constitute an event of default or early termination event under many of our financing and hedging agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement, and we are unable to obtain financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Risks Related to Our Organizational Structure

Maintenance of our exclusion from regulation as an investment company under the Investment Company Act imposes significant limitations on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We conduct our business primarily through our operating partnership and its wholly-owned subsidiaries. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act. Section 3(c)(5)(C) of the Investment Company Act is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield or to seek alternative investments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions and the impact of these conditions on the global credit markets;

•	the operating performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or our industry.

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

Future offerings of debt securities, which would rank senior to our common stock upon our bankruptcy liquidation, and future offerings of equity securities, which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt securities or additional offerings of equity securities. Upon bankruptcy or liquidation, holders of our debt securities and shares of our preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of shares of our common stock. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to pay a dividend or other distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their shareholdings in our company.

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

Despite qualification as a REIT, we may face other tax liabilities that reduce our cash flows.

Despite qualification as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, Solutions and any other TRSs we form will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

Our ownership of and relationship with Solutions and any future TRSs that we form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Solutions and any future domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2014, the Company was not involved in any legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CHMI” since October 4, 2013. Prior to October 4, 2013, our common stock was not listed on any exchange or over-the-counter market. On March 9, 2015, the closing sale price for our common stock on the NYSE was $18.03 per share. The following table presents the quarterly high and low closing sale prices per share of our common stock on the NYSE from October 4, 2013 to December 31, 2014:

	Common Stock
	High	Low
2014
Fourth Quarter	$19.06	$17.58
Third Quarter	$20.28	$18.70
Second Quarter	$20.40	$18.51
First Quarter	$19.13	$17.90
2013
Fourth Quarter	$18.50	$17.40

Holders

As of March 9, 2015, we had five holders of record of our common stock. The five holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Dividends

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. From time to time, a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2014 and 2013, $2.03 and $0.45, respectively, of our common stock dividends were characterized as ordinary income to stockholders. (See “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors which may adversely affect our ability to pay dividends.)

We declared the following cash dividends on our common stock for the quarterly periods indicated below:

	Declaration Date	Record Date	Payment Date	Amount per Share
2014
Fourth Quarter	12/16/2014	12/30/2014	1/27/2015	$0.51
Third Quarter	9/11/2014	9/30/2014	10/28/2014	$0.51
Second Quarter	6/11/2014	6/30/2014	7/29/2014	$0.51
First Quarter	3/18/2014	4/2/2014	4/29/2014	$0.50
2013
Fourth Quarter	12/17/2013	12/27/2013	1/28/2014	$0.45

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from October 4, 2013 (commencement of trading on the New York Stock Exchange) to December 31, 2014. The graph assumes that $100 was invested on October 4, 2013 in our common stock, the S&P 500, Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

		Period Ended
	10/4/2013	12/31/2013	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Cherry Hill Mortgage Investment Corporation	$100.00	$91.22	$98.65	$108.19	$103.64	$105.32
Russel 2000	$100.00	$109.00	$110.22	$112.48	$104.20	$114.34
SNL Finance REIT (A)	$100.00	$100.47	$109.35	$116.23	$111.26	$115.06
S&P 500	$100.00	$110.67	$112.67	$118.57	$119.91	$125.82

Source: SNL Financial.

(A)	In addition to the Company, as of December 31, 2014, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Inv, American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate, Apollo Residential Mortgage, Arbor Realty Trust Inc., Ares Commercial Real Estate, ARMOUR Residential REIT Inc., Bimini Capital Mgmt Inc., Blackstone Mortgage Trust, Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CV Holdings Inc., CYS Investments, Dynex Capital Inc., Ellington Residential Mortgage, Five Oaks Investment Corp, Hannon Armstrong Sustainable, Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., JAVELIN Mortgage, JER Investors Trust Inc., Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Orchid Island Capital Inc., Origen Financial Inc., Owens Realty Mortgage Inc., PennyMac Mortgage Investment, RAIT Financial Trust, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust Inc., Two Harbors Investment Corp., United Development Funding IV, Western Asset Mrtg Cap Corp and ZAIS Financial Corp.

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

The following tables present information as of December 31, 2014 and 2013 with respect to the Company’s equity compensation plans:

Equity Incentive Plan Information

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Securityholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Securityholders

As of December 31, 2013

	Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Securityholders		1,462,500
LTIP-OP Units	37,500
Equity Compensation Plans Not Approved By Securityholders	—

Item 6.	Selected Financial Data

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

Operating Data:	Year Ended December 31, 2014	Year Ended December 31, 2013	Two Month Period October 31, 2012 (date of inception) to December 31, 2012
(dollars in thousands, except per share data)
Income
Interest income	$24,961	$5,475	$—
Interest expense	4,307	867	—

Net interest income	20,654	4,608	—
Other Income (Loss)
Realized gain (loss) on RMBS, net	(60)	(527)	—
Realized gain (loss) on derivatives, net	(2,643)	59	—
Unrealized gain (loss) on derivatives, net	(6,564)	2,747	—
Unrealized gain (loss) on investments in excess mortgage servicing rights	(3,564)	15,647	—

Total Income	7,823	22,534	—
Expenses
General and administrative expense	3,028	716	25
Management fee to affiliate	2,560	616	—

Total Expenses	5,588	1,332	25

Income (Loss) Before Income Taxes	2,235	21,202	(25)
(Benefit from) provision for corporate business taxes	(140)	—	—

Net Income (Loss)	2,375	21,202	(25)
Net income allocated to LTIP - OP Units	(22)	(107)	—

Net Income Applicable to Common Stockholders	$2,353	$21,095	$(25)
Net Income (Loss) Per Share of Common Stock
Basic	$0.31	$12.50	$(25.00)
Diluted	$0.31	$12.50	$(25.00)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,505,546	1,688,275	1,000
Diluted	7,508,827	1,688,275	1,000
Dividends per share of Common Stock	$2.03	$0.45	$0.00

Balance Sheet Data:	December 31, 2014	December 31, 2013	December 31, 2012
(dollars in thousands)
RMBS, available-for-sale	$416,003	$286,979	$—
Investments in excess mortgage servicing rights at fair value	91,322	110,306	—
Total Assets	531,926	427,398	1
Repurchase agreements	362,126	261,302	—
Derivative liabilities	4,088	592	—
Dividends payable	3,830	3,375	—
Total Liabilities	371,608	266,276	25
Total Stockholders’ Equity	160,318	161,122	(24)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited historical consolidated financial statements and the accompanying notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

General

Cherry Hill Mortgage Investment Corporation is a residential real estate finance company that acquires, invests in and manages residential mortgage assets in the United States. Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a portfolio of Excess MSRs and RMBS, and subject to market conditions, prime mortgage loans and other cashflowing residential mortgage assets such as MSRs.

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We are managed by Cherry Hill Mortgage Management, LLC, a Delaware limited liability company, which is wholly owned by Stanley Middleman.

We have elected to be treated as a REIT for U.S. federal income tax purposes.

Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since the completion of our, IPO and through March 9, 2015, we have allocated a majority of our equity capital, on an unleveraged basis, to Excess MSRs. In addition to our Excess MSRs, we also have invested in RMBS on a leveraged basis as part of our initial portfolio and our longer term strategy. We invested primarily in RMBS backed by whole pools of 30-year, 20-year and 15-year FRMs that offer, what we believe to be, favorable prepayment and duration characteristics. As the market for prime loans grows, we expect our portfolio to include this asset class as well. In addition, we may also invest opportunistically from time to time in other residential mortgage assets.

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings for RMBS currently consist of short-term borrowings under master repurchase agreements collateralized by our RMBS. We do not have a targeted debt-to-equity ratio for our RMBS. As of December 31, 2014 and 2013, our debt-to-equity ratio for our RMBS was approximately 6.2:1, and 6.3:1, respectively. We are actively pursuing limited financing for our Excess MSRs. We also intend to obtain financing for any MSRs that we may acquire. Execution of our prime mortgage loan strategy is dependent on obtaining financing on attractive terms.

Subject to maintaining our qualification as a REIT, we utilize derivative financial instruments (or hedging instruments) to hedge our exposure to potential interest rate mismatches between the interest we earn on our assets and our borrowing costs caused by fluctuations in short-term interest rates. In utilizing leverage and interest rate hedges, our objectives include, where desirable, locking in, on a long-term basis, a spread between the yield on our assets and the cost of our financing in an effort to improve returns to our stockholders.

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

Changes in the Market Value of Our Assets

We hold our Excess MSRs as long-term investments. Our Excess MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of operations.

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

Impact of Changes in Market Interest Rates on Servicing Related Assets

Our Excess MSRs are, and any MSRs that we acquire will be, subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds increase which in turn would cause the value of the Servicing Related Assets to decrease. Conversely, in an increasing interest rate environment, prepayment speeds decrease which in turn would cause the value of the Servicing Related Assets to increase. To the extent we do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets, our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Exposure of Servicing Related Assets to Prepayment Speed.”

Impact of Changes in Market Interest Rates on Assets Other than Servicing Related Assets

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

Exposure of Servicing Related Assets to Prepayment Speed

Prepayment speeds significantly affect the value of the Servicing Related Assets. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. The price we pay to acquire Servicing Related Assets will be based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of the Servicing Related Assets could exceed their estimated fair value. If the fair value of the Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets and we could ultimately receive substantially less than what we paid for such assets.

We seek to reduce our exposure to prepayments through the structuring of our investments in Excess MSRs. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our existing investments in Excess MSRs, see “—Portfolio—Excess MSRs.”

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

Exposure of Assets, Other than Servicing Related Assets, to Prepayment Speed

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR and Agency RMBS portfolio, we will be subject to varying degrees of credit risk in connection with our potential investment in other target assets, including MSRs, prime mortgage loans and non-Agency RMBS. Through our Manager, we seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses and employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we diversify our portfolio and invest in asset classes other than Excess MSRs and RMBS. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320-10, Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we elect to classify substantially all of our securities as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. See “—Valuation of Financial Instruments.”

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

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs will be reported in other income or loss in our consolidated statements of income. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value.”

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we operate in a manner that allows us to qualify for taxation as a REIT. As a result of our REIT qualification, we do not generally expect to pay federal corporate level taxes, although Solutions and any other domestic TRSs we form in the future will be required to pay federal corporate level taxes on their income. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to federal, state and local income taxes.

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

Prior to October 9, 2013, we were a development stage company and had not commenced operations other than the organization of the Company, nor had we acquired any Excess MSRs, RMBS or other assets. We were not fully invested in our target assets and were not levered in a manner consistent with our business plan during the period from October 31, 2012 (date of inception) through October 9, 2013 and, as such, the results of our operations for periods prior to October 9, 2013 are not comparable with the results of our operations for the year ended December 31, 2014.

The following tables summarize the changes in our results of operations for the periods indicated below (dollars in thousands):

			Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	Year Ended
	December 31, 2014	December 31, 2013
Income
Interest income	$24,961	$5,475	$—
Interest expense	4,307	867	—

Net Interest Income	20,654	4,608	—
Other Income (Loss)
Realize gain (loss) on RMBS, net	(60)	(527)	—
Realized gain (loss) on derivatives, net	(2,643)	59	—

Unrealized gain (loss) on derivatives, net	(6,564)	2,747	—

Unrealized gain (loss) on Excess MSRs	(3,564)	15,647	—

Total Income	7,823	22,534	—
Expenses
General and administrative expense	3,028	716	25
Management fee to affiliate	2,560	616	—

Total Expenses	5,588	1,332	25

Income (Loss) Before Income Taxes	2,235	21,202	(25)

(Benefit from) provision for corporate business taxes	(140)	—	—

Net Income (Loss)	2,375	21,202	(25)
Net income allocated to LTIP - OP Units	(22)	(107)	—

Net income (loss) Applicable to Common Stockholders	$2,353	$21,095	$(25)

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Year Ended December 31, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$14,318	$10,643	$—	$24,961
Interest expense	—	4,307	—	4,307

Net interest income	14,318	6,336	—	20,654
Other income	(3,564)	(9,267)	—	(12,831)
Other operating expenses	—	—	5,588	5,588
(Benefit from) provision for corporate business taxes	(140)	—	—	(140)

Net income (loss)	$10,894	$(2,931)	$(5,588)	$2,375

	Year Ended December 31, 2013
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,552	$1,923	$—	$5,475
Interest expense	—	867	—	867

Net interest income	3,552	1,056	—	4,608
Other income	15,647	2,279	—	17,926
Other operating expenses	—	—	1,332	1,332
(Benefit from) provision for corporate business taxes	—	—	—	—

Net income (loss)	$19,199	$3,335	$(1,332)	$21,202

Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—

Net interest income	—	—	—	—
Other income	—	—	—	—
Other operating expenses	—	—	25	25
(Benefit from) provision for corporate business taxes	—	—	—	—

Net income (loss)	$—	$—	$(25)	$(25)

Interest Income

Interest income for the year ended December 31, 2014 increased by approximately $19.5 million consisting of $10.8 million from Excess MSRs and $8.7 million from RMBS as a result of a full year’s operations in 2014 compared to 81 days of operations in 2013. Interest income for the year ended December 31, 2013 increased by approximately $5.5 million consisting of $3.6 million from Excess MSRs and $1.9 million from Agency RMBS as a result of the deployment of proceeds from the IPO and concurrent private placement into new investments in Excess MSRs and Agency RMBS.

Interest Expense

Interest expense for the year ended December 31, 2014 increased by $3.4 million as a result of a full year’s operations in 2014 compared to 81 days of operations in 2013. Interest expense for the year ended December 31, 2013 increased by $0.9 million due to repurchase agreement financings and swaps related thereto entered into upon deployment of the proceeds from the IPO and concurrent private placement to investments in Agency RMBS. As of December 31, 2014, our investment in Servicing Related Assets consisted entirely of our investment in Excess MSRs and was unlevered and incurred no interest expense.

Change in Fair Value of Investments in Excess MSRs

The fair value of investments in Excess MSRs for the year ended December 31, 2014 decreased $3.6 million due to a net decrease in the fair value of the Excess MSRs during the year.

Change in Fair Value of Derivatives

The fair value of derivatives for the year ended December 31, 2014 decreased by $6.6 million due to subsequent net decreases in value.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2014 increased by $2.3 million due to additional expenses for Solutions of approximately $400 thousand, the expenses associated with the appointment of a general counsel of approximately $100 thousand in June 2014 and administrative expense also increased as a result of a full year’s operations in 2014 compared to 81 days of operations in 2013.

Management Fees to Affiliate

Management fees for the year ended December 31, 2014 increased by $1.9 million due to a full year of operation as opposed to only 81 days in 2013.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP - OP Units for the year ended December 31, 2014, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents 0.9% of net income as opposed to 0.5% at December 31, 2013.

Accumulated Other Comprehensive Income (Loss)

For the periods indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Year Ended December 31, 2014
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Net unrealized gain (loss) on RMBS	11,674

Accumulated other comprehensive gain (loss), December 31, 2014	$6,641

Year Ended December 31, 2013
Accumulated other comprehensive gain (loss), December 31, 2012	$—
Net unrealized gain (loss) on RMBS	(5,033)

Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)

Two Month Period October 31, 2012 (date of inception) to December 31, 2012
Accumulated other comprehensive gain (loss), October 31, 2012	$—
Net unrealized gain (loss) on RMBS	—

Accumulated other comprehensive gain (loss), December 31, 2012	$—

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2014, an 86 basis point drop in interest rates caused a net unrealized gain of $11.7 million, recorded in accumulated other comprehensive income, on our RMBS.

Our Portfolio

Excess MSRs

As of December 31, 2014 and 2013, we had approximately $91.3 million, and $110.3 million, respectively estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on these pools of mortgage loans with an aggregate UPB at December 31, 2014 and 2013, of approximately $17.5 billion, and $20.0 billion, respectively. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains either a 15% or a 50% interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of December 31, 2014 and 2013 (dollars in thousands):

Collateral Characteristics

At December 31, 2014

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$53,586	$10,026,722	$8,605,932	44,787	3.50%	323	24	1.0%
Recaptured Loans	601		109,815	495	4.11%	340	5	—
Recapture Agreement	611	—	—		—			—

Pool 1 Total/WA	54,798	10,026,722	8,715,747	45,282	3.51%	324	24	1.0%
Pool 2					—			—
Original Pool	24,988	10,704,024	6,902,453	44,089	2.50%	331	28	100.0%
Recaptured Loans	8,688	—	1,573,522	9,500	3.99%	349	5	—
Recapture Agreement	1,262	—	—		—			—

Pool 2 Total/WA	34,938	10,704,024	8,475,975	53,589	2.77%	334	23	81.4%
Pool 2014					—			—
Original Pool	1,405	334,672	276,652	1,610	3.68%	340	17	—%
Recaptured Loans	181	—	31,910	149	3.93%	346	3	—
Recapture Agreement	—	—	—		—			—

Pool 2014 Total/WA	1,586	334,672	308,562	1,759	3.71%	341	16	—%

Total/Weighted Average	$91,322	$21,065,418	$17,500,284	100,630	3.16%	329	23	39.9%

At December 31, 2013

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
Pool 1
Original Pool	$65,128	$10,026,722	$9,823,250	49,340	3.51%	335	12	1.0%
Recaptured Loans	—	—	—	—	—	—	—	—
Recapture Agreement	982	—	—	—	—	—	—	—

Pool 1 Total/WA	66,110	10,026,722	9,823,250	49,340	3.51%	335	12	1.0%
Pool 2
Original Pool	40,599	10,704,024	10,149,440	61,751	2.63%	340	18	100.0%
Recaptured Loans	451	—	77,239	512	4.34%	358	—	—
Recapture Agreement	3,146	—	—	—	—	—	—	—

Pool 2 Total/WA	44,196	10,704,024	10,226,679	62,263	2.64%	341	18	99.2%

Total/Weighted Average	$110,306	$20,730,746	$20,049,929	111,603	3.07%	338	15	51.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of December 31, 2014 and 2013 (dollars in thousands):

RMBS Characteristics

At December 31, 2014

	Original		Gross Unrealized				Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54	—	3.85%	3.49%	23

At December 31, 2013

	Original		Gross Unrealized				Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value (A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years) (C)
RMBS
Fannie Mae	$173,015	$179,556	$—	$(2,800)	$176,756	18	(B)	3.86%	3.61%	25
Freddie Mac	109,431	112,456	—	(2,233)	110,223	11	(B)	3.62%	3.22%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29	—	3.77%	3.46%	24

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	CHMI used an implied AAA rating for the FNMA/FHLMC securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of December 31, 2014 and 2013:

	At December 31, 2014	At December 31, 2013
Weighted Average Asset Yield	3.05%	2.98%
Weighted Average Interest Expense	1.39%	1.55%

Net Interest Spread	1.67%	1.43%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In future years, a portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock.

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

We have funded the acquisition of our Excess MSRs on an unlevered basis, but we are actively pursuing a small facility for this asset class. As of December 31, 2014, we had repurchase agreements with 15 counterparties and approximately $362.1 million of outstanding repurchase agreement borrowings from 13 of those 15 counterparties, which were used to finance RMBS. As of December 31, 2013, we had approximately $261.3 million of outstanding repurchase agreement borrowings from seven of the 11 counterparties with which we had repurchase agreements. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at December 31, 2014, was approximately 5.4%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral (or

“margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

As of the date of this filing, we have sufficient liquid assets, which include unrestricted cash and RMBS, to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

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

Repurchase Agreements

The following tables provide additional information regarding our repurchase agreements. These short-term borrowings are used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by CHMI. The weighted average difference between the fair value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.4% and 5.5% as of December 31, 2014 and 2013, respectively.

Repurchase Agreement Characteristics

At December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

At December 31, 2013

	Repurchase Agreements	Weighted Average Rate
Less than one month	$134,001	0.39%
One to three months	127,301	0.40%
Greater than three months	—	—

Total/Weighted Average	$261,302	0.39%

The amount of collateral at December 31, 2014 and 2013, including cash, was $383.5 million and $275.6 million, respectively.

The weighted average term to maturities at December 31, 2014 and 2013 were 63 days and 29 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $25.0 million and our investing activities used cash of approximately $105.8 million for the year ended December 31, 2014. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

On January 27, 2014 we issued 9,543 shares of our common stock, to our independent directors. Of that amount, 1,590 unrestricted shares were part of the compensation for joining the board of directors in 2013. The remaining shares, which were subject to forfeiture prior to January 2015, were part of the independent directors’ compensation for 2014.

For information regarding our use of repurchase agreements to finance the acquisition of our RMBS, see “Liquidity and Capital Resources” above.

Dividends

We conduct our operations in a manner intended to satisfy the requirements to qualify as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to continue to make regular quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will make distributions only upon the authorization of our board of directors. The amount, timing and frequency of distributions will be authorized by our board of directors based upon a variety of factors, including:

•	actual results of operations;

•	our level of retained cash flows;

•	our ability to make additional investments in our target assets;

•	restrictions under Maryland law;

•	any debt service requirements;

•	our taxable income;

•	the annual distribution requirements under the REIT provisions of the Code; and

•	other factors that our board of directors may deem relevant

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager’s management of our business. Distributions will be made quarterly in cash to the extent that cash is available for distribution. We may not be able to generate sufficient cash available for distribution to pay distributions to our stockholders. In addition, our board of directors may change our distribution policy in the future. See “Risk Factors.”

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and non-deductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the year were $0.31.

Our long term view of the attractiveness of the investment opportunities in our target asset classes has not changed. However, the current levels of asset pricing has reduced the available returns. As a result, we currently believe it is unlikely that we will be able to maintain dividends in 2015 at the level in effect since inception. We intend to expand the scope of our investments in our target assets with the goal of creating a more diversified and stable revenue profile. While we believe a more stable source of income should provide value to our stockholders over time, the strategy will likely result in a decline in the level of dividends relative to those for 2014. Our diversification strategy involves execution risks and requires capital. There is no assurance as to when we will be able to raise that capital, if at all.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends” for more information.

Off-balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2014, included repurchase agreements on certain RMBS, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following tables summarize our contractual obligations as of December 31, 2014 and 2013 (dollars in thousands):

Contractual Obligations Characteristics

At December 31, 2014

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$362,126	$—	$—	$—	$362,126
Interest on repurchase agreement borrowings (A)	$332	$—	$—	$—	$332

At December 31, 2013

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$261,302	$—	$—	$—	$261,302
Interest on repurchase agreement borrowings (A)	$175	$—	$—	$—	$175

(A)	Interest expense is calculated based on the interest rate in effect at year end and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the management agreement with our Manager as such obligations, discussed below, do not have fixed and determinable payments.

Management Agreement

The management agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity as defined in the management agreement, calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the fiscal quarter preceding the date of termination. Such termination fee will be payable upon termination of the management agreement by us without cause or by our Manager if we materially breach the management agreement.

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, a controller and, beginning in June 2014, a general counsel. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits with respect these officers, based on the percentages of their working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to these officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Acquisitions of Excess MSRs in 2014

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

During 2014, we made three small investments in Excess MSRs with an aggregate notional UPB as of the respective times of investment of approximately $334.7 million. These Excess MSRs were purchased from Freedom Mortgage pursuant to a Flow and Bulk purchase agreement dated as of October 9, 2013, for a total purchase price of approximately $2.2 million. Our interests are either 85% or 71% and have the benefit of recapture provisions that are identical to those applicable to our initial purchases of Excess MSRs. These purchases are referred to collectively as “Pool 2014.”

Inflation

Virtually all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with U.S. GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we expect to finance the acquisition of certain of our assets through financings in the form of repurchase agreements, warehouse facilities, securitizations, re-securitizations, bank credit facilities (including term loans and revolving facilities) and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate changes on our borrowings.

Interest Rate Effect on Net Interest Income

Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The cost of our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase (1) while the yields earned on our leveraged fixed-rate mortgage assets will remain static and (2) at a faster pace than the yields earned on our leveraged adjustable-rate and hybrid adjustable-rate RMBS, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and duration of the interest rate increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our assets, other than our Servicing Related Assets. A decrease in interest rates could have a negative impact on the market value of our Servicing Related Assets. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which could adversely affect our liquidity and results of operations.

Hedging techniques are partly based on assumed levels of prepayments of our target assets, specifically our RMBS. If prepayments are slower or faster than assumed, the life of the investment will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Hedging strategies involving the use of derivatives are highly complex and may produce volatile returns.

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

Prepayment Risk; Extension Risk

The value of our assets may be affected by prepayment rates on mortgage loans. We anticipate that the mortgage loans, including the mortgages underlying our Excess MSRs and RMBS, will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated. A slower than anticipated rate of prepayment also will cause the life of the related RMBS to extend beyond that which was projected. As a result we would have a lower yielding asset for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge. With respect to our Servicing Related Assets, if prepayment speeds are significantly greater than expected, the carrying value of our Servicing Related Assets may change. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge. Significant increases in prepayment speeds could also materially reduce the ultimate cash flows we receive from Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs owned as of December 31, 2014 and 2013, given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Fair Value

At December 31, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$100,390	$95,645	$91,322	$87,366	$87,735
Change in FV	$9,068	$4,324	$—	$(3,956)	$(7,587)
% Change in FV	10%	5%	—%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$98,737	$94,898	$91,322	$87,981	$84,855
Change in FV	$7,416	$3,577	$—	$(3,340)	$(6,467)
% Change in FV	8%	4%	—%	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$90,947	$91,134	$91,322	$91,509	$91,696
Change in FV	$(375)	$(187)	$—	$187	$375
% Change in FV	(0)%	(0)%	—%	0%	0%

At December 31, 2013

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$123,178	$116,396	$110,306	$104,812	$99,831
Change in FV	$12,872	$6,090	$—	$(5,495)	$(10,475)
% Change in FV	12%	6%	—%	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$117,814	$113,940	$110,306	$106,889	$103,668
Change in FV	$7,508	$3,634	$—	$(3,417)	$(6,639)
% Change in FV	7%	3%	—%	(3)%	(6)%
Recapture Rate Shift in %
Estimated FV	$109,442	$109,874	$110,306	$110,739	$111,171
Change in FV	$(865)	$(432)	$—	$432	$865
% Change in FV	(1)%	—%	—%	—%	1%

The sensitivity analysis is hypothetical and is presented solely to assist an analysis of the possible effects on the fair value under various scenarios. It is not a prediction of the amount or likelihood of a change in any particular scenario. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption. In practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. In addition, changes in the fair value based on a 10% variation in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

The following tables summarize the estimated change in fair value of our RMBS owned as of December 31, 2014 and 2013, given several parallel increases in interest rates (dollars in thousands):

Fair Value Changes

At December 31, 2014

		Fair Value at December 31, 2014
	December 31, 2014	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$416,003
RMBS Total Return (%)		(0.98)%	(2.06)%	(3.20)%	(4.38)%	(6.79)%

RMBS Dollar Return		$(4,081)	$(8,588)	$(13,329)	$(18,203)	$(28,255)

At December 31, 2013

		Fair Value at December 31, 2013
	December 31, 2013	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$286,979
RMBS Total Return (%)		(1.53)%	(3.06)%	(4.58)%	(6.09)%	(9.20)%

RMBS Dollar Return		$(4,385)	$(8,776)	$(13,141)	$(17,477)	$(26,396)

The sensitivity analysis is hypothetical and is presented solely to assist an analysis of the possible effects on the fair value under various scenarios. It is not a prediction of the amount or likelihood of a change in any particular scenario. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption. In practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. In addition, changes in the fair value based on variations in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

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

Our interest rate swaps are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

Our investments in Excess MSRs are dependent on the mortgage servicer, Freedom Mortgage, to perform its servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value. In addition, many servicers also rely on subservicing arrangements with third parties, and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance an of our Excess MSRs. See “Item 1A. Risk Factors—Risks Related to Our Business—We will be dependent on mortgage servicers to service the mortgage loans underlying the Excess MSRs that we acquire.” In addition, should a servicer of the Excess MSRs that we acquire fail to make required payments, under our acknowledgment agreements with Ginnie Mae, Fannie Mae or Freddie Mac we could be exposed to potential liabilities. See “Risk Factors—Risks Related to Our Business—Acknowledgment agreements with Ginnie Mae, Fannie Mae or Freddie Mac could expose us to potential liability in the event of a payment default.” Moreover, our business model heavily relies upon our strategic alliance with Freedom Mortgage and our acquiring Excess MSRs through our relationship with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the GSEs, we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer.

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime mortgage loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our Excess MSR portfolio and our Agency RMBS portfolio, to the extent we invest in non-Agency RMBS, prime mortgage loans and MSRs, we do expect to encounter credit risk related to these asset classes.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	55
Consolidated Balance Sheets as of December 31, 2014 and 2013	56
Consolidated Statements of Income for the years ended December 31, 2014 and 2013 and for the two month period October 31, 2012 (date of inception) to December 31, 2012	57
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013 and for the two month period October 31, 2012 (date of inception) to December 31, 2012	58
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014 and 2013 and for the two month period October 31, 2012 (date of inception) to December 31, 2012	59
Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013 and for the two month period October 31, 2012 (date of inception) to December 31, 2012	60
Notes to Consolidated Financial Statements	61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cherry Hill Mortgage Investment Corporation

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2014, December 31, 2013 and for the two month period from October 31, 2012 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherry Hill Mortgage Investment Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014, December 31, 2013 and for the two month period from October 31, 2012 (date of inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP

New York, New York

March 13, 2015

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

(in thousands — except share data)

	December 31, 2014	December 31, 2013
Assets
RMBS, available-for-sale	$416,003	$286,979
Investments in Excess MSRs at fair value	91,322	110,306
Cash and cash equivalents	12,447	10,375
Restricted cash	6,947	3,744
Derivative assets	342	4,613
Receivables from unsettled trades	309	7,239
Receivables and other assets	4,556	4,142

Total Assets	$531,926	$427,398
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$362,126	$261,302
Derivative liabilities	4,088	592
Dividends payable	3,830	3,375
Due to affiliates	769	616
Accrued expenses and other liabilities	795	391

Total Liabilities	$371,608	$266,276
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2014 and December 31, 2013	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding at December 31, 2014 and 7,500,000 shares issued and outstanding at December 31, 2013	75	75
Additional paid-in capital	148,258	148,078
Retained earnings	4,799	17,695
Accumulated other comprehensive income (loss)	6,641	(5,033)

Total CHMI Stockholders’ Equity	$159,773	$160,815
Non-controlling interests in operating partnership	545	307

Total Stockholders’ Equity	$160,318	$161,122

Total Liabilities and Stockholders’ Equity	$531,926	$427,398

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands — except per share data)

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014	2013
Income
Interest income	$24,961	$5,475	$—
Interest expense	4,307	867	—

Net interest income	20,654	4,608	—
Other income (loss)			—
Realized gain (loss) on RMBS, net	(60)	(527)	—
Realized gain (loss) on derivatives, net	(2,643)	59	—
Unrealized gain (loss) on derivatives, net	(6,564)	2,747	—
Unrealized gain (loss) on investments in Excess MSRs	(3,564)	15,647	—

Total Income	7,823	22,534	—
Expenses			—
General and administrative expense	3,028	716	25
Management fee to affiliate	2,560	616	—

Total Expenses	5,588	1,332	25

Income (Loss) Before Income Taxes	2,235	21,202	(25)
(Benefit from) provision for corporate business taxes	(140)	—	—

Net Income (Loss)	2,375	21,202	(25)
Net (income) loss allocated to LTIP - OP Units	(22)	(107)	—

Net Income (Loss) Applicable to Common Stockholders	$2,353	$21,095	$(25)
Net income (Loss) Per Share of Common Stock			—
Basic	$0.31	$12.50	$(25.00)
Diluted	$0.31	$12.50	$(25.00)
Weighted Average Number of Shares of Common Stock Outstanding			—
Basic	7,505,546	1,688,275	1,000
Diluted	7,508,827	1,688,275	1,000

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014	2013
Net income (loss)	$2,375	$21,202	$(25)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	11,674	(5,033)	—

Other comprehensive income (loss)	11,674	(5,033)	—

Comprehensive income (loss)	$14,049	$16,169	$(25)

See notes to consolidated financial statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity (Deficit)
Beginning balance, October 31, 2012 (date of inception)	—	$—		$—	$—	$—	$—	$—
Common shares issued to founder on December 4, 2012	1,000	—	(A)	1	—	—	—	1
Net Loss for the two month period October 31, 2012 (date of inception) to December 31, 2012	—	—		—	—	(25)	—	(25)

Balance, December 31, 2012	1,000	$—	(A)	$1	$—	$(25)	$—	$(24)
Repurchase of common stock	(1,000)	—		(1)	—	—	—	(1)

Issuance of common stock, net of offering costs	7,500,000	75		148,078	—	—	—	148,153

Net Income	—	—		—	—	21,095	107	21,202

Other Comprehensive Loss	—	—		—	(5,033)	—	—	(5,033)

LTIP-OP Unit awards	—	—		—	—	—	200	200
Common dividends declared, $0.45 per share	—	—		—	—	(3,375)	—	(3,375)

Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122

Issuance of common stock	9,543	—	(B)	180	—	—	—	180

Net Income	—	—		—	—	2,353	22	2,375
Other Comprehensive Income	—	—		—	11,674	—	—	11,674
LTIP-OP Unit awards	—	—		—	—	—	320	320
Distribution paid on LTIP-OP Units	—	—		—	—	—	(104)	(104)
Common dividends declared, $2.03 per share	—	—		—	—	(15,249)	—	(15,249)

Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318

(A)	de minimis ($10 rounds to $0)
(B)	de minimis ($115 rounds to $0)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$2,375	$21,202	$(25)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of investments in Excess MSRs	3,564	(15,647)	—
Accretion of premium and other amortization	2,058	217	—
Realized (gain) loss on RMBS, net	60	527	—
Unrealized (gain) loss on derivatives, net	6,564	(2,747)	—
Realized (gain) loss on derivatives, net	2,643	(59)	—
LTIP-OP Unit awards	320	200	—
Changes in:			—
Receivables from unsettled trades	6,930	(7,239)	—
Other assets	(414)	(4,106)	—
Due to affiliate	153	616	—
Accrued expenses and other liabilities	718	956	25

Net cash provided by (used in) operating activities	$24,971	$(6,080)	$—
Cash Flows From Investing Activities
Purchase of RMBS	(202,679)	(416,695)	—
Acquisition of Excess MSRs	(2,181)	(98,968)	—
Proceeds from sale of RMBS	57,511	121,785	—
Purchase of derivatives	(1,585)	(1,842)	—
Sale of derivatives	157	—	—
Principal paydown of Excess MSRs	17,601	4,309	—
Principal paydown of RMBS	25,369	2,155	—

Net cash provided by (used in) investing activities	$(105,807)	$(389,256)	$—
Cash Flows From Financing Activities
Repayments of repurchase agreements	(1,410,035)	(379,838)	—
Margin deposits under repurchase agreements	(3,203)	(3,744)	—
Borrowings under repurchase agreements	1,510,859	641,140	—
Issuance of common stock, net of offering costs	180	148,152	1
LTIP-OP Units distributions paid	(104)	—	—
Dividends paid	(14,789)	—	—

Net cash provided by (used in) financing activities	$82,908	$405,710	$1

Net Increase (Decrease) in Cash and Cash Equivalents	$2,072	$10,374	$1
Cash and Cash Equivalents, Beginning of Period	10,375	1	—

Cash and Cash Equivalents, End of Period	$12,447	$10,375	$1
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,867	$178	$—
Dividends declared but not paid	$3,830	$3,375	$—

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, CHMI Insurance Company, LLC and CHMI Solutions, Inc. (“Solutions”), (formerly CHMI Solutions, LLC).

On October 9, 2013, the Company completed an initial public offering (the “IPO”) of 6,500,000 shares of common stock and a concurrent private placement of 1,000,000 shares of common stock. The IPO and concurrent private placement resulted in the sale of 7,500,000 shares of common stock, at a price per share of $20.00. The net proceeds to the Company from the IPO and the concurrent private placement were approximately $148.1 million, after deducting offering-related expenses payable by the Company. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and Agency residential mortgage-backed securities (“RMBS” or “securities”).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013 and has elected to be taxed as a real estate investment trust (“REIT”), as defined under the Internal Revenue Service Code of 1986, as amended, (the “Code”) for U.S. federal income tax purposes commencing with the year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Risks and Uncertainties

In the normal course of business, CHMI encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on CHMI’s investments in RMBS, Excess MSRs and derivatives that results from a borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in RMBS, Excess MSRs and derivatives due to changes in interest rates, spreads or other market factors.

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

Investments in RMBS

Classification – CHMI classifies its investments in RMBS as securities available for sale. Although CHMI generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income, to the extent impairment losses, if any, are considered temporary. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described below.

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of RMBS, management judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail at Note 9.

Investment securities transactions are recorded on the trade date. Purchases of newly-issued securities are recorded when all significant uncertainties regarding the characteristics of the securities are removed, generally shortly before settlement date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased or sold in the year ended December 31, 2014 were settled.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.3 million in interest income is receivable at December 31, 2014, and is classified as “Receivables and other assets” on the consolidated balance sheet.

Impairment – CHMI evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or credit component, and (ii) the amount relating to all other factors, or non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method.

Investments in Excess MSRs

Classification – Upon acquisition, CHMI elected the fair value option to record its investments in Excess MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, CHMI records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management used an internally developed models that are primarily based on observable market-based inputs but also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable; each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in excess mortgage servicing rights.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.7 million in Excess MSR cash flow is receivable at December 31, 2014, and is classified as “Receivables and other assets” on the consolidated balance sheet.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, treasury futures and TBAs. Swaps and swaptions are entered into by CHMI solely for interest rate risk management purposes. TBAs are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs among others. In determining whether to economically hedge a risk, CHMI may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by CHMI. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

CHMI’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. CHMI reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Finally, CHMI’s interest rate swaps are required to be cleared on an exchange, which further mitigates but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized and unrealized gains (losses) on derivatives, net” in the consolidated statements of income. These derivatives may, to some extent, be economically effective as hedges.

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

Income Taxes

As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and does not engage in prohibited transactions. The Company intends to comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. For the taxable years ended December 31, 2014 and 2013, the Company qualified to be taxed as a REIT for US federal income tax purposes.

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

Effective January 1, 2014, Solutions has elected to be taxed as a corporation for Federal income tax purposes; prior to this date, Solutions was a disregarded entity for Federal income tax purposes. Solutions has jointly elected with the Company, the ultimate beneficial owner of Solutions, to be treated as a taxable REIT subsidiary.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company records interest and penalties related to income taxes within the provision for income taxes in the statement of income.

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2013
	2014	2013
Realized gain (loss) on RMBS, net
Gain on RMBS	$303	$116	$—
Loss on RMBS	(363)	(643)	—

Net realized gain (loss) on RMBS	(60)	(527)	—
Realized gain (loss) on derivatives, net	(2,643)	59	—
Unrealized gain (loss) on derivatives, net	(6,564)	2,747	—

Total	$(9,267)	$2,279	$—

Repurchase Agreements and Interest Expense

CHMI finances its investments in RMBS with short-term borrowings under master repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR and are generally uncommitted. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

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

Offering costs of approximately $154,000 incurred in connection with the preparation and filing of the Company’s shelf registration statement on Form S-3 and the resale shelf registration statement on Form S-3 covering the shares of the Company’s common stock acquired on the concurrent private placement in 2013, each of which was declared effective on December 3, 2014 were expensed in December 2014. Offering costs included, among others, the fees and disbursements of the Company’s external counsel, and the costs of printing.

Recent Accounting Pronouncements

Offsetting Assets and Liabilities – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. The amendments in ASU 2011-11 enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with ASC 210, Balance Sheet or ASC 815, Other Presentation Matters or (2) subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for the first interim or annual period beginning on or after January 1, 2013. In January 2013, the FASB issued ASU 2013-01, Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which limits the scope of ASU 2011-11 to certain derivatives, repurchase agreements and securities lending arrangements. ASU 2013-01 is also effective for the first interim or annual period beginning on or after January 1, 2013. Adopting both ASU 2011-11 and ASU 2013-01 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share, but did impact financial statement disclosures – refer to Note 8.

Comprehensive Income – In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 320, Comprehensive Income. ASU 2013-02 provides disclosure guidance on amounts reclassified out of Accumulated Other Comprehensive Income by component. The new guidance does not change the requirement to present items of net income and OCI and totals for net income, OCI and comprehensive income in a single continuous statement or two consecutive statements. ASU 2013-02 is effective for the first interim or annual period beginning on or after December 15, 2012. Adopting ASU 2013-02 did not have any impact on the Company’s consolidated financial condition, results of operations or earnings per share.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; and (ii) investments in Servicing Related Assets. “All Other” consists primarily of general and administrative expenses including fees to the directors, and management fees pursuant to the Management Agreement (see Note 7). For segment reporting purposes, CHMI does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on CHMI’s segments is given below, together with a reconciliation to the same data for CHMI as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other		Total
Income Statement
Year Ended December 31, 2014
Interest income	$14,318	$10,643	$—		$24,961
Interest expense	—	4,307	—		4,307

Net interest income	14,318	6,336	—		20,654
Other income	(3,564)	(9,267)	—		(12,831)
Other operating expenses	—	—	5,588		5,588
(Benefit from) provision for corporate business taxes	(140)	—	—		(140)

Net income (loss)	$10,894	$(2,931)	$(5,588)		$2,375
Year Ended December 31, 2013
Interest income	$3,552	$1,923	$—	(A)	$5,475
Interest expense	—	867	—		867

Net interest income	3,552	1,056	—		4,608
Other income	15,647	2,279	—		17,926
Other operating expenses	—	—	1,332		1,332
Corporate business taxes	—	—	—		—

Net income (loss)	$19,199	$3,335	$(1,332)		$21,202
Two Month Period October 31, 2012 (date of inception) to December 31, 2012
Other operating expenses	$—	$—	$25		$25
Corporate business taxes	—	—	—		—

Net income (loss)	$—	$—	$(25)		$(25)
Balance Sheet
December 31, 2014
Investments	$91,322	$416,003	$—		$507,325
Other assets	2,713	8,920	12,968		24,601

Total assets	94,035	424,923	12,968		531,926
Debt	—	362,126	—		362,126
Other liabilities	—	4,319	5,163		9,482

Total liabilities	—	366,445	5,163		371,608
GAAP book value	$94,035	$58,478	$7,805		$160,318
December 31, 2013
Investments	$110,306	$286,979	$—		$397,285
Other assets	2,828	16,494	10,791		30,113

Total assets	113,134	303,473	10,791		427,398
Debt	—	261,302	—		261,302
Other liabilities	—	690	4,284		4,974

Total liabilities	—	261,992	4,284		266,276
GAAP book value	$113,134	$41,481	$6,507		$161,122

(A)	de minimis ($192 rounds to $0)

Note 4 — Investments in RMBS

The following is a summary of CHMI’s RMBS at December 31, 2014 and 2013, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income, except for securities that are other-than-temporarily impaired, for which there was none for the current year-ended (dollars in thousands):

Available for Sale Securities

At December 31, 2014

Asset Type	Original		Gross Unrealized			Number	Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating		Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33		(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17		(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated		4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54			3.85%	3.49%	23

At December 31, 2013

Asset Type	Original		Gross Unrealized			Number	Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating		Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$173,015	$179,556	$—	$(2,800)	$176,756	18		(B)	3.86%	3.61%	25
Freddie Mac	109,431	112,456	—	(2,233)	110,223	11		(B)	3.62%	3.22%	24

Total/Weighted Average	$282,446	$292,012	$—	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	CHMI used an implied AAA rating for the FNMA/FHLMC securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets. No individual security matures within 10 years.

At December 31, 2014 and 2013, the Company pledged investments with a carrying value of approximately $380.7 million and $261.3 million, respectively as collateral for repurchase agreements. At December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the year ended December 31, 2014 and 2013, CHMI recorded no other-than-temporary impairment charges (“OTTI”). Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on CHMI’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. CHMI performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of CHMI’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security, the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in RMBS are guaranteed by government agencies.

These factors include underlying loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following tables summarize CHMI’s securities in an unrealized loss position as of December 31, 2014 (dollars in thousands):

Securities in an Unrealized Loss Position

At December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating		Coupon	Yield	Maturity (Years)(C) *
Less than Twelve Months	$35,404	$16,946	$(176)	$16,770	5		(B)	3.78%	7.21%	23
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$35,404	$16,946	$(176)	$16,770	5			3.78%	7.21%	23

At December 31, 2013

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating		Coupon	Yield	Maturity (Years)(C)*
Less than Twelve Months	$282,446	$292,012	$(5,033)	$286,979	29		(B)	3.77%	3.46%	24
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$282,446	$292,012	$(5,033)	$286,979	29			3.77%	3.46%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	CHMI used an implied AAA rating for the FNMA/FHLMC securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.
*	The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

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

CHMI acquired the right to receive 85% of the excess mortgage servicing amount on MSR Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool l (which loans then become part of MSR Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with CHMI, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, CHMI’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, CHMI is entitled to a pro rata share, or 85%, of such termination payment.

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

CHMI acquired the right to receive 50% of the excess mortgage servicing amount on MSR Pool 2 and, subject to certain limitations and pursuant to a loan replacement agreement (the “MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on certain future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool 2 (which loans then become part of MSR Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with CHMI, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, CHMI’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, CHMI is entitled to a pro rata share, or 50%, of such termination payment.

Upon completion of our initial public offering and the concurrent private placement, we also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

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

The following is a summary of the Company’s Excess MSRs (dollars in thousands):

	December 31, 2014
	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,715,747	$47,741	$54,187	3.51%	27.0	$(2,889)
Pool 1 - Recapture Agreement	—	2,900	611			(371)
Pool 2	8,475,975	24,025	33,676	2.77%	27.8	2,011
Pool 2 - Recapture Agreement	—	2,554	1,262			(1,882)
Pool 2014	308,562	2,019	1,586	3.71%	28.4	(433)
Pool 2014 - Recapture Agreement	—	—	—			—

Total	$17,500,284	$79,239	$91,322	3.16%	27.4	$(3,564)

	December 31, 2013
	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$9,823,250	$55,793	$65,128	3.51%	27.9	$9,335
Pool 1 - Recapture Agreement		2,900	982			(1,918)
Pool 2	10,226,679	33,410	41,050	2.64%	28.3	7,640
Pool 2 - Recapture Agreement		2,554	3,146			590

Total	$20,049,929	$94,657	$110,306	3.07%	28.1	$15,647

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of December 31, 2013 is reflected in the respective pool.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Excess MSRs:

State	Percentage of Total Outstanding Unpaid Principal Balance December 31, 2014
California	13.3%
Texas	10.1%
Florida	6.9%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.3%
Washington	5.1%
All other	47.1%

Total	100.0%

State	Percentage of Total Outstanding Unpaid Principal Balance December 31, 2013
California	14.4%
Texas	10.0%
Florida	6.9%
Virginia	6.6%
North Carolina	5.6%
Georgia	5.3%
Washington	5.2%
Colorado	5.0%
All other	41.0%

Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of December 31, 2014 and 2013:

Equity Incentive Plan Information

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Securityholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Securityholders

As of December 31, 2013

	Number of Securities Issued or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Securityholders		1,462,500
LTIP-OP Units	37,500
Equity Compensation Plans Not Approved By Securityholders	—

LTIP-OP Units (sometimes referred to as profits interest units) are a special class of partnership interest in the Operating Partnership. LTIP-OP Units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Initially, LTIP-OP Units do not have full parity with the Operating Partnership’s common units of limited partnership interest (“OP Units”) with respect to liquidating distributions; however, LTIP-OP Units receive, whether vested or not, the same per-unit distributions as OP Units and are allocated their pro-rata share of the Company’s net income or loss. Under the terms of the LTIP-OP Units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the Operating Partnership’s valuation from the time of grant of the LTIP-OP

Units until such event will be allocated first to the holders of LTIP-OP Units to equalize the capital accounts of such holders with the capital accounts of the holders of OP Units. Upon equalization of the capital accounts of the holders of LTIP-OP Units with the other holders of OP Units, the LTIP-OP Units will achieve full parity with OP Units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP-OP Units may be converted into an equal number of OP Units at any time and, thereafter, enjoy all the rights of OP Units, including redemption/exchange rights. Each LTIP-OP Unit awarded is deemed equivalent to an award of one share under the 2013 Plan and reduces the 2013 Plan’s share authorization for other awards on a one-for-one basis. As of December 31, 2014, 1,421,607 shares remain for future issuance under the 2013 Plan.

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

As of December 31, 2014, 17,500 LTIP-OP Units have vested. The Company recognized approximately $320,000 and $200,000 in share-based compensation expense in the years ended December 31, 2014 and 2013, respectively. There was approximately $838,000 of total unrecognized share-based compensation expense as of December 31, 2014, related to the 51,350 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Equity Incentive Plan 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. They are no longer subject to forfeiture and are vested.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

Certain individuals own LTIP-OP Units in the Operating Partnership. An LTIP-OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of LTIP Units that have reached parity with OP Units have the right to redeem their LTIP-OP Units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock, cash, or a combination thereof, at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each LTIP-OP Unit. When an LTIP-OP Units holder redeems an OP Unit (as described above), non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased.

As of December 31, 2014, the non-controlling interest holders in the Operating Partnership owned 68,850 LTIP-OP Units, or 0.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Earnings per Share

The Company is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. In accordance with ASC 260, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares. During 2014, the Company had no dilutive common stock equivalents.

The following table presents basic net earnings per share of common stock for the years ended December 31, 2014 and 2013, and for the two month period from October 31, 2012 (date of inception) to December 31, 2012 (dollars in thousands, except per share data):

	Year Ended December 31,		Two Month Period Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$2,375	$21,202	$(25)
Net income allocable to common stockholders	$2,353	$21,095	$(25)
Denominator:
Weighted average common shares outstanding	7,505,546	1,688,275	1,000
Weighted average diluted shares outstanding	7,508,827	1,688,275	1,000
Basic and Dilutive:

Basic earnings per share	$0.31	$12.50	$(25.00)
Diluted earnings per share	$0.31	$12.50	$(25.00)

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

Offering costs of approximately $154,000 incurred in connection with the preparation and filing of the Company’s shelf registration statement on Form S-3 and the resale shelf registration statement on Form S-3 covering the shares of the Company’s common stock acquired on the concurrent private placement in 2013, each of which was declared effective on December 3, 2014 were expensed in December 2014. Offering costs included, among others, the fees and disbursements of the Company’s external counsel, and the costs of printing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

For the years ended December 31, 2014 and 2013, we repurchased shares of our common stock as follows:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicity Announced Plans of Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
2013	1,000	(A)	$1.00	—	—
2014	—		—	—	—

Total	1,000		$1.00	—	—

(A)	In connection with our initial capitalization, our non-executive Chairman of the Board, Stanley Middleman, purchased 1,000 shares of our common stock for total cash consideration of $1,000. On October 9, 2013, we repurchased these shares from Mr. Middleman for $1,000.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

CHMI has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage CHMI’s business affairs in conformity with the policies and the investment guidelines that are approved and monitored by the Company’s board of directors. The Management Agreement will remain in full force until October 9, 2016 and provides for automatically renewing one-year terms thereafter subject to certain termination rights. The Manager’s performance is reviewed annually and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of CHMI’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of CHMI’s assets and provides certain advisory, administrative and managerial services in connection with the operations of CHMI. For performing these services, CHMI pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement, calculated and payable quarterly in arrears.

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. CHMI is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. All of CHMI’s executive officers and the officers of the Manager are also officers or employees of Freedom Mortgage. As a result, the Management Agreement between CHMI and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to CHMI as if it had been negotiated with an unaffiliated third party. Both the Manager and Freedom Mortgage are controlled by Mr. Stanley Middleman.

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

The Management Agreement provides that CHMI will reimburse the Manager for various expenses incurred by the Manager or its officers, and agents on CHMI’s behalf, including costs of legal, accounting, tax, administrative and other similar services rendered for CHMI by providers retained by the Manager “Due to affiliates” consisted of the following for the periods indicated (dollars in thousands):

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014	2013
Management fees	$2,150	$549	$—
Expense reimbursement	410	67	—

Total	$2,560	$616	$—

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

In order to help mitigate duration risk and basis risk management, the Company utilizes forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are “to-be-announced” (TBAs). Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular RMBS to be delivered is not identified until shortly before the TBA settlement date.

The following table summarizes the outstanding notional amounts of derivative instruments as of December 31, 2014 and 2013 (dollars in thousands):

Non-hedge derivatives	December 31, 2014	December 31, 2013
Notional amount of interest rate swaps	$224,100	$171,700
Notional amount of swaptions	105,000	125,000
Notional amount of TBAs, net	—	4,800
Notional amount of Treasury Futures	8,000	—

Total notional amount	$337,100	$301,500

The following table presents information about the Company’s interest rate swap agreements as of December 31, 2014 and 2013 (dollars in thousands):

	Weighted Average Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2014	2020	$224,100	1.84%	0.23%	5.4
December 31, 2013	2020	$171,700	1.95%	0.24%	6.7

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and treasury futures assets and liabilities on a gross basis in its consolidated balance sheets. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements subject to master netting arrangements on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of December 31, 2014 and 2013 (dollars in thousands):

December 31, 2014
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$46	$—	$46	$(46)	$—	$—
Swaptions	291	—	291	(291)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	5	—	5	(5)	(89)

Total Assets	$342	$—	$342	$(342)	$(89)	$—

Liabilities
Repurchase agreements	$362,126	$—	$362,126	$(359,270)	$(2,856)	$—
Interest rate swaps	4,045	—	4,045	(43)	(4,002)	—
Swaptions	—	—	—	—	—	—
TBAs	43	—	43	(43)	—	—
Treasury futures	—

Total Liabilities	$366,214	$—	$366,214	$(359,356)	$(6,858)	$—

December 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$2,531	$—	$2,531	$(2,531)	$—	$—
Swaptions	2,082	—	2,082	(2,082)	—	—
TBAs	—	—	—	—	—	—

Total Assets	$4,613	$—	$4,613	$(4,613)	$—	$—

Liabilities
Repurchase agreements	$261,302	$—	$261,302	$(257,558)	$(3,744)	$—
Interest rate swaps	592	—	592	(592)	—	—
Swaptions	—	—	—	—	—	—
TBAs	—	—	—	—	—	—

Total Liabilities	$261,894	$—	$261,894	$(258,150)	$(3,744)	$—

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income as of December 31, 2014 and 2013 (dollars in thousands):

		Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
Non-Hedge Derivatives	Income Statement Location	2014	2013
Interest rate swaps	Realized gain/(loss) on derivative assets	$(686)	$53	$—
Swaptions	Realized gain/(loss) on derivative assets	(1,910)	—	—
TBAs	Realized gain/(loss) on derivative assets	60	17	—
Treasury futures	Realized gain/(loss) on derivative assets	(107)	(11)	—

Total		$(2,643)	$59	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheet. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2014.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value on the consolidated balance sheet. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2014.

Derivative Instruments

The Company may enter into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at December 31, 2014.

The Company also enters into certain other derivative financial instruments, such as interest rate futures and TBAs. These instruments are similar in form to the Company’s RMBS available for sale securities and the Company utilizes a pricing service to value TBAs.

The Company has netting arrangements in place with certain derivative counterparties pursuant to standard documentation developed by the ISDA. Additionally, both the Company and the counterparties are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparties. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or counterparties is considered materially mitigated. The Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates but does not eliminate, credit risk. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

Recurring Fair Value Measurements

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis (dollars in thousands).

Recurring Fair Value Measurements

At December 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$268,588	$—	$268,588
Freddie Mac	—	140,476	—	140,476
CMOs	—	6,939	—	6,939

RMBS total	—	416,003	—	416,003
Derivative assets
Interest rate swaps	—	46	—	46
Interest rate swaptions	—	291	—	291
TBAs	—	—	—	—
Treasury Futures	—	5	—	5

Derivative assets total	—	342	—	342
Excess MSRs	—	—	91,322	91,322

Total Assets	$—	$416,345	$91,322	$507,667
Liabilities
Derivative liabilities
Interest rate swaps	—	4,045	—	4,045
TBAs	—	43	—	43
Treasury Futures	—	—	—	—

Derivative liabilities total	—	4,088	—	4,088

Total Liabilities	$—	$4,088	$—	$4,088

At December 31, 2013

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$176,756	$—	$176,756
Freddie Mac	—	110,223	—	110,223
CMOs	—	—	—	—

RMBS total	—	286,979	—	286,979
Derivative assets
Interest rate swaps	—	2,531	—	2,531
Interest rate swaptions	—	2,082	—	2,082
TBAs	—	—	—	—

Derivative assets total	—	4,613	—	4,613
Excess MSRs	—	—	110,306	110,306

Total Assets	$—	$291,592	$110,306	$401,898
Liabilities
Derivative liabilities
Interest rate swaps	—	592	—	592
TBAs	—	—	—	—

Derivative liabilities total	—	592	—	592

Total Liabilities	$—	$592	$—	$592

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

In connection with the above, CHMI estimates the fair value of its Excess MSRs based on internal pricing models rather than quotations, and compares these internal models against models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2014 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Excess MSRs) measured at fair value on a recurring basis (dollars in thousands).

Recurring Fair Value Measurements

At December 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$110,306
Unrealized gain included in Net Income	(3,260)	129	(433)	(3,564)
Purchases and principal paydowns
Purchases	—	—	2,181	2,181
Proceeds from principal paydowns	(8,052)	(9,387)	(162)	(17,601)

Balance at December 31, 2014	$54,798	$34,938	$1,586	$91,322

At December 31, 2013

	Level 3 (A)
	Pool 1	Pool 2	Total
Balance at December 31, 2012	$—	$—	$—
Gain Included in Net Income	7,417	8,230	15,647
Purchases and principal paydowns
Purchases	60,561	38,407	98,968
Proceeds from principal paydowns	(1,868)	(2,441)	(4,309)

Balance at December 31, 2013	$66,110	$44,196	$110,306

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Excess MSRs classified as Level 3 fair value assets at December 31, 2014 (dollars in thousands):

Excess MSR Information

At December 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$54,798	Discounted cash flow	Constant prepayment speed	6.2% - 12.8%	10.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	12.2%
Pool 2	$34,938	Discounted cash flow	Constant prepayment speed	11.9% - 21.9%	16.7%
			Uncollected Payments	9.6% - 15.2%	13.7%
			Discount rate	—	17.3%
Pool 2014	$1,586	Discounted cash flow	Constant prepayment speed	8.7% - 15.4%	12.3%
			Uncollected Payments	2.7% - 6.0%	5.4%
			Discount rate	—	11.8%

TOTAL	$91,322	Discounted cash flow

At December 31, 2013

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$66,110	Discounted cash flow	Constant prepayment speed	4.8% - 9.6%	7.4%
			Uncollected Payments	2.0% - 7.0%	6.2%
			Discount rate	—	14.3%
Pool 2	$44,196	Discounted cash flow	Constant prepayment speed	9.7% - 23.6%	18.0%
			Uncollected Payments	2.0% - 12.0%	9.2%
			Discount rate	—	18.4%

TOTAL	$110,306	Discounted cash flow

(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of delinquency and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of December 31, 2014:

Management Agreement

CHMI pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Company relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct Company operations. For further discussion regarding the Management Fee, refer to Note 7.

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimable. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2014.

Commitments to Purchase RMBS

In 2014, the Company entered into forward TBA purchase commitments with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the underlying mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At December 31, 2014, the Company is not obligated to purchase any securities and is obligated to sell approximately $43,000 of Fannie Mae securities.

Acknowledgement Agreement

In order to acquire Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, we must enter into an acknowledgment agreement with Ginnie Mae and the Ginnie Mae-approved issuer/servicer for the mortgage loans if we want to have Ginnie Mae acknowledge our interest in the relevant mortgage loans. Under that agreement, if the issuer/servicer fails to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, we would be obligated to make that payment even though the payment may relate to loans for which we do not own any Excess MSRs.

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

Management has determined, as of December 31, 2014, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

At December 31, 2014, the Company had outstanding approximately $362.1 million of repurchase agreements with a weighted average borrowing rate of 0.38%, after giving effect to the Company’s interest rate swaps, and weight average remaining maturities of 63 days. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The amount of collateral at December 31, 2014 and 2013, including cash, was $383.5 million and $275.6 million, respectively.

At December 31, 2014 and 2013, the repurchase agreements had the following remaining maturities and weighted average rates (dollars in thousands):

Repurchase Agreements

At December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

At December 31, 2013

	Repurchase Agreements	Weighted Average Rate
Less than one month	$134,001	0.39%
One to three months	127,301	0.40%
Greater than three months	—	—

Total/Weighted Average	$261,302	0.39%

Note 12 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results (dollars in thousands):

	2014
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$6,569	$6,244	$6,137	$6,011
Interest expense	1,190	1,164	1,006	947

Net interest income	5,379	5,080	5,131	5,064
Other income (loss)
Realized gain (loss) on RMBS, net	166	48	75	(349)
Realized gain (loss) on derivatives, net	(1,359)	(1,025)	(187)	(72)
Unrealized gain (loss) on derivatives, net	(2,441)	2,025	(2,705)	(3,443)
Change in fair value of investments in excess mortgage servicing rights	(536)	(2,050)	(1,648)	670

Total Income	1,209	4,078	666	1,870
Expenses
General and administrative expense	1,191	743	641	453
Management fee to affiliate	682	520	679	679

Total Expenses	1,873	1,263	1,320	1,132

Income (Loss) Before Income Taxes	(664)	2,815	(654)	738

(Benefit from) provision for corporate business taxes	(146)	1	2	3

Net Income (Loss)	(518)	2,814	(656)	735
Net income allocated to LTIP-OP Units	5	(26)	3	(4)

Income Applicable to Common Stockholders	$(513)	$2,788	$(653)	$731
Income (Loss) Per Share of Common Stock
Basic	$(0.07)	$0.37	$(0.09)	$0.10
Diluted	$(0.07)	$0.37	$(0.09)	$0.10
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,508,549	7,506,560	7,504,572	7,502,505
Diluted	7,509,543	7,509,543	7,509,543	7,506,680

	2013
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$5,475	$—	$—	$—
Interest expense	867	—	—	—

Net interest income	4,608	—	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	(527)	—	—	—
Realized gain on derivatives, net	59	—	—	—
Unrealized gain (loss) on derivatives, net	2,747	—	—	—
Change in fair value of investments in excess mortgage servicing rights	15,647	—	—	—

Total Income	22,534	—	—	—
Expenses
General and administrative expense	609	36	36	35
Management fee to affiliate	616	—	—	—

Total Expenses	1,225	36	36	35

Income (Loss) Before Income Taxes	21,309	(36)	(36)	(35)

(Benefit from) provision for corporate business taxes	—	—	—	—

Net Income (Loss)	21,309	(36)	(36)	(35)
Net income allocated to LTIP-OP Units	(107)	—	—	—

Income Applicable to Common Stockholders	$21,202	$(36)	$(36)	$(35)
Income (Loss) Per Share of Common Stock
Basic	$3.14	$(36.00)	$(36.00)	$(35.00)
Diluted	$3.14	$(36.00)	$(36.00)	$(35.00)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	6,750,100	1,000	1,000	1,000
Diluted	6,750,100	1,000	1,000	1,000

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

On January 1, 2013, the Company elected to be taxed as a Subchapter S corporation and, as such, all federal tax liabilities are the responsibility of the Company’s sole stockholder, Mr. Stanley Middleman. The Company had no state and local income tax liability for the period that it was taxed as a Subchapter S corporation. On October 2, 2013, the Company elected to revoke its Subchapter S election and elected to be taxed as a REIT under the Code for US federal income tax purposes for its year ended December 31, 2013.

As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its net taxable income to stockholders and does not engage in prohibited transactions. The Company intends to comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. For the taxable years ended December 31, 2014 and 2013, the Company qualified to be taxed as a REIT for US federal income tax purposes.

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

Effective January 1, 2014, Solutions has elected to be taxed as a corporation for Federal income tax purposes; prior to this date, Solutions was a disregarded entity for Federal income tax purposes. Solutions has jointly elected with the Company, the ultimate beneficial owner of Solutions, to be treated as a taxable REIT subsidiary. Solutions files a separate tax return and is fully taxed as a standalone U.S. C-Corporation.

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company records interest and penalties related to income taxes within the provision for income taxes in the statement of income.

The components of the Company’s income tax expense are as follows for the periods indicated below:

	Year Ended December 31,		Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014	2013
Current federal income tax expense (benefit)	$—	$—	$—
Current state income tax expense (benefit)	6	—	—
Deferred federal income tax expense (benefit)	(124)	—	—
Deferred state income tax expense (benefit)	(22)	—	—

Total Income Tax Expense (Benefit)	$(140)	$—	$—

The following is a reconciliation of the statutory federal rate to the effective rate, for the years ended December 31, 2014 and 2013 and the two month period October 31, 2012 (date of inception) to December 31, 2012:

	Year Ended December 31,				Two Month Period October 31, 2012 (date of inception) to December 31, 2012
	2014		2013
	$	%	$	%	$	%
Computed income tax expense at federal rate	$824	35.0%	$7,383	35.0%	$—	—%
State taxes, net of federal benefit, if applicable	92	3.9%	—	—%	—	—%
Permanent differences in taxable income from GAAP net income	4,874	207.2%	(6,071)	(28.8%)	—	—%
REIT income not subject to tax	(5,930)	(252.0%)	(1,312)	(6.2%)	—	—%

(Benefit from) provision for income taxes/Effective Tax Rate(A)	$(140)	(5.9%)	$—	—%	$—	—%

(A)	The (benefit from) provision for income taxes is recorded at the taxable subsidiary level.

The Company’s consolidated balance sheets, at December 31, 2014 and 2013, contain the following current and deferred tax liabilities and assets, which are recorded at the taxable REIT subsidiary level:

	Year Ended December 31,
	2014	2013
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$—	$—
State and local income taxes (payable) receivable	—	—

Income taxes (payable) receivable, net	—	—
Deferred tax assets (liabilities)
Deferred tax asset	146	—
Deferred tax liability	—	—

Total net deferred tax assets (liabilities)	146	—

Total tax assets and liabilities, net	$146	$—

The deferred tax asset described above primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. Solutions’ federal and state net operating loss carryforwards are approximately $154,000 and are available to offset future taxable income and expire in 2034. Management has determined that it is more likely than not that all of Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at December 31, 2014. The deferred tax asset is included in Receivables and other assets in the consolidated balance sheets.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

Note 14 – Subsequent Events

On February 10, 2015, Solutions signed a definitive agreement to purchase the stock of Aurora Financial Group, Inc. (Aurora), a licensed mortgage origination and servicing company. Aurora is an approved issuer of Government National Mortgage Association (Ginnie Mae) and an approved seller/servicer for Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Aurora, at December 31, 2014 owns servicing rights on approximately $700 million of Fannie Mae and Freddie Mac RMBS.

The closing is contingent on several conditions, including obtaining regulatory and agency approvals. If the acquisition of Aurora does not close for any reason by June 30, 2015, Aurora is obligated to sell its servicing portfolio to Freedom Mortgage Corporation at the price set forth in Solutions’ agreement with Aurora. In turn, Freedom Mortgage Corporation is obligated to repay Solutions for the $360,121 down payment it made to Seller.

The Company has evaluated subsequent events for recognition and disclosure through March 13, 2015 the date the financial statements were available to be issued. Based on this evaluation, the Company has determined that no additional events are required to be recognized or disclosed in the financial statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2014.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

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

(3)	Exhibits Files.

Exhibit Number	Description

3.1	Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) on June 10, 2013).

3.2	Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

4.1	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

4.2	Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 99.2 to the Schedule 13D filed by Stanley Middleman on October 11, 2013 (incorporated by reference to actual agreement).

10.1	Strategic Alliance Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.2	Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3	Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4	Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.5	Amended and Restated Management Agreement, dated September 24, 2013, among Cherry Hill Mortgage Investment Corporation, Cherry Hill Operating Partnership, LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill Solutions, Inc. (former Cherry Hill TRS, LLC) and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on September 26, 2013).

Exhibit Number	Description

10.6	Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.11	Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 99.1 to the Schedule 13D filed by Stanley Middleman on October 11, 2013.

10.12	Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.13	Form of Unrestricted Non-Employee Director Stock Award Agreement (Without Forfeiture Restrictions) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.14	Form of Unrestricted Non-Employee Director Stock Award Agreement (With Forfeiture Restrictions) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014).

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1 *	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 13, 2015	By:	/s/ Jeffrey Lown II
		Name:	Jeffrey Lown II
		Title:	President, Chief Investment Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2015	By:	/s/ Jeffrey Lown II
		Name:	Jeffrey Lown II
		Title:	President, Chief Investment Officer and Director (Principal Executive Officer)

Date: March 13, 2015	By:	/s/ Martin Levine
Martin Levine
Chief Financial Officer, Secretary and Treasurer Officer
(Principal Financial Officer)

Date: March 13, 2015	By:	/s/ Stanley Middleman
Stanley Middleman
Chairman

Date: March 13, 2015	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 13, 2015	By:	/s/ Jonathan Kislak
Jonathan Kislak
Director

Date: March 13, 2015	By:	/s/ Robert Salcetti
Robert Salcetti
Director