Form 10-Q
period 2015-03-31
Cherry Hill Mortgage Investment Corp
filed 2015-05-11
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were 7,509,543 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,’’ “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to execute its prime mortgage loan strategy and its ability to finance this asset class;

•	the Company’s ability to acquire MSRs and create its own Excess MSRs from the MSRs it may eventually acquire;

•	the Company’s ability to complete the acquisition of Aurora Financial Group Inc. (“Aurora”) and obtain the anticipated benefits of owning a licensed servicer;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014;

•	the Company’s ability to obtain required consents in connection with the Aurora acquisition;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC (“the Manager”), and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•	limitations on the Company’s business due to compliance with the REIT requirements; and

•	the degree and nature of the Company’s competition, including competition for its targeted assets.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

March 31, 2015 (Unaudited) and December 31, 2014

(in thousands — except share data)

	March 31, 2015	December 31, 2014
Assets
RMBS, available-for-sale	$429,615	$416,003
Investments in Excess MSRs at fair value	84,561	91,322
Cash and cash equivalents	13,672	12,447
Restricted cash	10,273	6,947
Derivative assets	81	342
Receivables from unsettled trades	—	309
Receivables and other assets	4,535	4,556

Total Assets	$542,737	$531,926
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$373,868	$362,126
Derivative liabilities	7,085	4,088
Dividends payable	3,830	3,830
Due to affiliates	749	769
Accrued expenses and other liabilities	600	795

Total Liabilities	$386,132	$371,608
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding as of March 31, 2015 and December 31, 2014	75	75
Additional paid-in capital	148,258	148,258
Retained earnings (deficit)	(1,443)	4,799
Accumulated other comprehensive income	9,125	6,641

Total CHMI Stockholders’ Equity	$156,015	$159,773
Non-controlling interests in operating partnership	590	545

Total Stockholders’ Equity	$156,605	$160,318

Total Liabilities and Stockholders’ Equity	$542,737	$531,926

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(in thousands — except per share data)

	Three Months Ended March 31,
	2015	2014
Income
Interest income	$6,472	$6,011
Interest expense	1,235	947

Net interest income	5,237	5,064
Other income (loss)
Realized gain (loss) on RMBS, net	307	(349)
Realized gain (loss) on derivatives, net	(1,242)	(72)
Unrealized gain (loss) on derivatives, net	(2,542)	(3,443)
Unrealized gain (loss) on investments in Excess MSRs	(2,762)	670

Total Income	(1,002)	1,870
Expenses
General and administrative expense	721	453
Management fee to affiliate	690	679

Total Expenses	1,411	1,132

Income (Loss) Before Income Taxes	(2,413)	738
Provision for corporate business taxes	21	4

Net Income (Loss)	(2,434)	734
Net (income) loss allocated to noncontrolling interests	22	(4)

Net Income (Loss) Applicable to Common Stockholders	$(2,412)	$730
Net income (Loss) Per Share of Common Stock
Basic	$(0.32)	$0.10
Diluted	$(0.32)	$0.10
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,502,505
Diluted	7,509,543	7,506,680

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015		2014
Net income (loss)	$(2,434)		$734
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	2,791		3,006
Reclassification of net realized (gain) loss on RMBS in earnings	(307)		349

Other comprehensive income (loss)	2,484		3,355

Comprehensive income (loss)	$50		$4,089
Comprehensive income (loss) attributable to noncontrolling interests	0	(A)	20

Comprehensive income (loss) attributable to common stockholders	$50		$4,069

(A)	de minimis ($458.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the three month periods ended March 31, 2015 and 2014

(Unaudited)

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—	(A)	67	—	—	—	67
Net Income	—	—		—	—	730	4	734
Other Comprehensive Income	—	—		—	3,355	—	—	3,355
LTIP-OP Unit awards	—	—		—	—	—	50	50
Distribution paid on LTIP-OP Units	—	—		—	—	—	(16)	(16)
Common dividends declared	—	—		—	—	(3,755)	—	(3,755)

Balance, March 31, 2014	7,509,543	$75		$148,145	$(1,678)	$14,670	$345	$161,557

Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	—	—		—	—	—	—	—
Net Loss	—	—		—	—	(2,412)	(22)	(2,434)
Other Comprehensive Income	—	—		—	2,484	—	—	2,484
LTIP-OP Unit awards	—	—		—	—	—	102	102
Distribution paid on LTIP-OP Units	—	—		—	—	—	(35)	(35)
Common dividends declared	—	—		—	—	(3,830)	—	(3,830)

Balance, March 31, 2015	7,509,543	$75		$148,258	$9,125	$(1,443)	$590	$156,605

(A)	de minimis ($95.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$(2,434)	$734
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of investments in Excess MSRs	2,762	(670)
Accretion of premium and other amortization	677	355
Realized (gain) loss on RMBS, net	(307)	349
Unrealized (gain) loss on derivatives, net	2,542	3,443
Realized (gain) loss on derivatives, net	1,242	72
LTIP-OP Unit awards	102	50
Changes in:
Receivables from unsettled trades	309	7,239
Other assets	21	168
Due to affiliate	(20)	69
Accrued expenses and other liabilities	(195)	1,249

Net cash provided by (used in) operating activities	$4,699	$13,058
Cash Flows From Investing Activities
Purchase of RMBS	(72,544)	(34,927)
Acquisition of Excess MSRs	—	(1,513)
Proceeds from sale of RMBS	52,142	11,594
Purchase of derivatives	(528)	(478)
Sale of derivatives	—	(72)
Principal paydown of Excess MSRs	3,999	4,602
Principal paydown of RMBS	8,906	4,108

Net cash provided by (used in) investing activities	$(8,025)	$(16,686)
Cash Flows From Financing Activities
Repayments of repurchase agreements	(344,575)	(468,508)
Margin deposits under repurchase agreements	(3,326)	605
Borrowings under repurchase agreements	356,317	477,187
Issuance of common stock, net of offering costs	—	67
LTIP-OP Units distributions paid	(35)	(16)
Dividends paid	(3,830)	(3,375)

Net cash provided by (used in) financing activities	$4,551	$5,960

Net Increase (Decrease) in Cash and Cash Equivalents	$1,225	$2,332
Cash and Cash Equivalents, Beginning of Period	12,447	10,375

Cash and Cash Equivalents, End of Period	$13,672	$12,707
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$517	$242
Dividends declared but not paid	$3,830	$3,755

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at March 31, 2015 and December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share. The Company commenced operations on or about October 9, 2013.

The accompanying unaudited consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, CHMI Insurance Company, LLC and CHMI Solutions, Inc. (“CHMI Solutions”) (formerly, CHMI Solutions, LLC).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, commencing with the year ended December 31, 2014. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

The Company also is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the three month period ended March 31, 2015, and in the year ended December 31, 2014, were settled.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.3 million and $1.3 million in interest income was receivable at March 31, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Investments in Excess MSRs

Classification – Upon acquisition, the Company elected the fair value option to record its investments in Excess MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.4 million and $2.7 million in Excess MSR cashflow was receivable at March 31, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and treasury futures are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs . In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Finally, the Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties.

Classification – All derivatives are recognized as either assets or liabilities on the consolidated balance sheet and measured at fair value. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements, and fair value may be reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company assesses its tax positions for all open tax years and determines if it has any material unrecognized liabilities in accordance with ASC 740. The Company records these liabilities to the extent it deems them more-likely-than-not to be incurred. The Company records interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). The Company has not incurred any interest or penalties.

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Realized gain (loss) on RMBS, net
Gain on RMBS	$307	$—
Loss on RMBS	—	(349)

Net realized gain (loss) on RMBS	307	(349)
Realized gain (loss) on derivatives, net	(1,242)	(72)
Unrealized gain (loss) on derivatives, net	(2,542)	(3,443)

Total	$(3,477)	$(3,864)

The gain and loss on RMBS presented above represent the amounts reclassified from other comprehensive income (loss) in earnings.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income, adjusted for unrealized and realized gains or losses on RMBS, which are designated as available for sale.

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017 and early adoption is permitted as of one year prior. Management is evaluating the impact of ASU 2014-09; however, it is not expected to have a significant impact on the Company’s financial condition, results of operations or earnings per share.

Transfers and Servicing – In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends ASC 860, Transfers and Servicing. ASU 2014-11, which affects all entities that enter into repurchase-to-maturity transactions or repurchase financings, requires two accounting changes. First, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, ASU 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose additional information by type of transaction. ASU 2014-11 also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015, with early adoption prohibited. Adoption of ASU 2014-11 did not have a material impact on the consolidated financial condition, results of operations or earnings per share.

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

Changes in Presentation

Certain prior period amounts have been reclassified to conform to current period presentation.

The consolidated statement of comprehensive income (loss), for the three month period ended March 31, 2014, has been revised to present the reclassification of approximately $349,000 of net realized loss on RMBS in earnings in accordance with the authoritative guidance.

The consolidated statement of comprehensive income (loss), for the three month period ended March 31, 2014, has been revised to present the comprehensive income (loss) attributable to noncontrolling interests and the comprehensive income (loss) attributable to common stockholders in accordance with the authoritative guidance.

The summary financial data by segment table, as presented in Note 3, for the three month period ended March 31, 2014, has been revised to present the reclassification of approximately $4,000 from other operating expenses to provision for corporate business taxes, within “All Other”, in accordance with the authoritative guidance.

These changes in presentation have no impact on the other consolidated financial statements or related footnote disclosures.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2015
Interest income	$3,220	$3,252	$—	$6,472
Interest expense	—	1,235	—	1,235

Net interest income	3,220	2,017	—	5,237
Other income	(2,762)	(3,477)	—	(6,239)
Other operating expenses	—	—	1,411	1,411
Provision for corporate business taxes	—	—	21	21

Net income (loss)	$458	$(1,460)	$(1,432)	$(2,434)
Three Months Ended March 31, 2014
Interest income	$3,685	$2,326	$—	$6,011
Interest expense	—	947	—	947

Net interest income	3,685	1,379	—	5,064
Other income	670	(3,864)	—	(3,194)
Other operating expenses	—	—	1,132	1,132
Provision for corporate business taxes	—	—	4	4

Net income (loss)	$4,355	$(2,485)	$(1,136)	$734
Balance Sheet
March 31, 2015
Investments	$84,561	$429,615	$—	$514,176
Other assets	2,446	11,662	14,453	28,561

Total assets	87,007	441,277	14,453	542,737
Debt	—	373,868	—	373,868
Other liabilities	—	7,316	4,948	12,264

Total liabilities	—	381,184	4,948	386,132
GAAP book value	$87,007	$60,093	$9,505	$156,605
December 31, 2014
Investments	$91,322	$416,003	$—	$507,325
Other assets	2,713	8,920	12,968	24,601

Total assets	94,035	424,923	12,968	531,926
Debt	—	362,126	—	362,126
Other liabilities	—	4,319	5,163	9,482

Total liabilities	—	366,445	5,163	371,608
GAAP book value	$94,035	$58,478	$7,805	$160,318

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments as of the periods indicated, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of March 31, 2015 and December 31, 2014 (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$286,894	$281,174	$6,327	$(54)	$287,447	36	(B)	3.84%	3.44%	23
Freddie Mac	139,500	132,245	2,995	(11)	135,229	16	(B)	3.66%	3.46%	23
CMOs	25,964	7,071	71	(203)	6,939	4	Unrated	4.22%	11.78%	14

Total/Weighted Average	$452,358	$420,490	$9,393	$(268)	$429,615	56		3.79%	3.58%	23

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets. No individual security matures within 10 years.

At March 31, 2015 and December 31, 2014, the Company pledged Agency RMBS investments with a carrying value of approximately $394.0 million and $380.7 million, respectively, as collateral for repurchase agreements. At March 31, 2015, and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three month periods ended March 31, 2015 and 2014, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

These factors include underlying loan default expectations and loss severities, which are analyzed in connection with a particular security’s credit support, as well as prepayment rates. The result of this evaluation is considered when determining management’s estimate of cash flows and in relation to the amount of the unrealized loss and the period elapsed since it was incurred. Significant judgment is required in this analysis. The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2015

Asset Type	Original		Gross			Weighted Average
	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years)(C)
Less than Twelve Months	$39,258	$21,064	$(268)	$20,796	5	(B	)	3.24%	5.81%	19
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$39,258	$21,064	$(268)	$20,796	5			3.24%	5.81%	19

As of December 31, 2014

Asset Type	Original		Gross			Weighted Average
	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating		Coupon	Yield	Maturity (Years)(C)
Less than Twelve Months	$35,404	$16,946	$(176)	$16,770	5	(B	)	3.78%	7.21%	23
Twelve or More Months	—	—	—	—	—			—%	—%	—

Total/Weighted Average	$35,404	$16,946	$(176)	$16,770	5			3.78%	7.21%	23

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Excess MSRs

In October 2013, the Company entered into an agreement (“MSR Agreement 1”) with Freedom Mortgage Corporation (“Freedom Mortgage”) to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on the related pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $10.0 billion (“MSR Pool 1”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing UPB, as well as any ancillary income from MSR Pool 1. Pursuant to MSR Agreement 1, Freedom Mortgage performs all servicing functions and advancing functions related to MSR Pool 1 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 8 bps. The remainder, or “excess mortgage servicing amount,” is initially equal to a weighted average of 20 bps.

The Company acquired the right to receive 85% of the excess mortgage servicing amount on MSR Pool 1 and, subject to certain limitations and pursuant to a loan replacement agreement (the “MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool l (which loans then become part of MSR Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 85%, of such termination payment.

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity.

In October 2013, the Company entered into an agreement (“MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding principal balance of approximately $10.7 billion (“MSR Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from MSR Pool 2. Pursuant to MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to MSR Pool 2 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

The Company acquired the right to receive 50% of the excess mortgage servicing amount on MSR Pool 2 and, subject to certain limitations and pursuant to a loan replacement agreement (the “MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool 2 (which loans then become part of MSR Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 50%, of such termination payment.

Upon completion of the IPO and the concurrent private placement, the Company also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

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

The following is a summary of the Company’s Excess MSRs (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,383,623	$45,811	$49,267	3.51%	26.7	$(2,990)
Pool 1 - Recapture Agreement	—	2,900	671			60
Pool 2	8,217,552	22,013	32,174	2.77%	27.7	510
Pool 2 - Recapture Agreement	—	2,554	849			(413)
Pool 2014	299,463	1,962	1,600	3.68%	28.1	71
Pool 2014 - Recapture Agreement	—	—	—			—

Total	$16,900,639	$75,240	$84,561	3.15%	27.2	$(2,762)

As of December 31, 2014

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,715,747	$47,741	$54,187	3.51%	27.0	$(2,889)
Pool 1 - Recapture Agreement	—	2,900	611			(371)
Pool 2	8,475,975	24,025	33,676	2.77%	27.8	2,011
Pool 2 - Recapture Agreement	—	2,554	1,262			(1,882)
Pool 2014	308,562	2,019	1,586	3.71%	28.4	(433)
Pool 2014 - Recapture Agreement	—	—	—			—

Total	$17,500,284	$79,239	$91,322	3.16%	27.4	$(3,564)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of March 31, 2015 and December 31, 2014 is reflected in the respective pool.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Excess MSRs:

Geographic Concentration of Servicing Related Assets

As of March 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.9%
Texas	10.1%
Florida	7.0%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.4%
Washington	5.2%
All other	47.2%

Total	100.0%

As of December 31, 2014

Percentage of Total Outstanding Unpaid Principal Balance
California	13.3%
Texas	10.1%
Florida	6.9%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.3%
Washington	5.1%
All other	47.1%

Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of March 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543

LTIP-OP Units are a special class of partnership interest in the Operating Partnership. LTIP-OP Units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Initially, LTIP-OP Units do not have full parity with the Operating Partnership’s common units of limited partnership interest (“OP Units”) with respect to liquidating distributions; however, LTIP-OP Units receive, whether vested or not, the same per-unit distributions as OP Units and are allocated their pro-rata share of the Company’s net income or loss. Under the terms of the LTIP-OP Units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the Operating Partnership’s valuation from the time of grant of the LTIP-OP Units until such event will be allocated first to the holders of LTIP-OP Units to equalize the capital accounts of such holders with the capital accounts of the holders of OP Units. Upon equalization of the capital accounts of the holders of LTIP-OP Units with the other holders of OP Units, the LTIP-OP Units will achieve full parity with OP Units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP-OP Units may be converted into an equal number of OP Units at any time and, thereafter, enjoy all the rights of OP Units, including redemption/exchange rights. Each LTIP-OP Unit awarded is deemed equivalent to an award of one share under the 2013 Plan and reduces the 2013 Plan’s share authorization for other awards on a one-for-one basis.

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

As of March 31, 2015, 17,500 LTIP-OP Units have vested. The Company recognized approximately $101,000 and $50,000 in share-based compensation expense in the three month periods ended March 31, 2015 and 2014. There was approximately $737,000 of total unrecognized share-based compensation expense as of March 31, 2015, related to the 51,350 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Plan 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. They are no longer subject to forfeiture and are vested.

As of March 31, 2015, 1,421,607 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

Certain individuals own LTIP-OP Units in the Operating Partnership. An LTIP-OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of LTIP-OP Units that have reached parity with OP Units have the right to redeem their LTIP-OP Units, subject to certain restrictions. The redemption is required to be satisfied in shares of common stock, cash, or a combination thereof, at the Company’s option, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each LTIP-OP Unit. When an LTIP-OP Units holder redeems an OP Unit (as described above), non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased.

As of March 31, 2015, the non-controlling interest holders in the Operating Partnership owned 68,850 LTIP-OP Units, or approximately 0.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$(2,434)	$734
Net income allocable to common stockholders	$(2,412)	$730
Denominator:
Weighted average common shares outstanding	7,509,543	7,502,505
Weighted average diluted shares outstanding	7,509,543	7,506,680
Basic and Dilutive:

Basic earnings per share	$(0.32)	$0.10
Diluted earnings per share	$(0.32)	$0.10

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

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. All of the Company’s executive officers and the officers of the Manager are also officers or employees of Freedom Mortgage. As a result, the Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. Both the Manager and Freedom Mortgage are controlled by Mr. Stanley Middleman, who is also a shareholder of the Company.

The Management Agreement provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager. “Due to affiliates” consisted of the following for the periods indicated (dollars in thousands):

Management Fee to Affiliate

	Three Months Ended March 31,
	2015	2014
Management fees	$560	$604
Expense reimbursement	130	75

Total	$690	$679

Other Affiliated Entities

See Note 5 for a discussion of the co-investments in Excess MSRs with Freedom Mortgage.

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and Treasury Futures

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

In order to help mitigate duration risk and basis risk management, the Company utilizes treasury futures and forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular RMBS to be delivered is not identified until shortly before the TBA settlement date.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	March 31, 2015	December 31, 2014
Notional amount of interest rate swaps	$237,300	$224,100
Notional amount of swaptions	105,000	105,000
Notional amount of TBAs, net	—	—
Notional amount of Treasury Futures	—	8,000

Total notional amount	$342,300	$337,100

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Weighted Average Maturity	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2015	2020	$237,300	1.79%	0.26%	5.0
December 31, 2014	2020	$224,100	1.84%	0.23%	5.4

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended March 31,
Non-Hedge Derivatives	Income Statement Location	2015	2014
Interest rate swaps	Realized gain/(loss) on derivative assets	$(788)	$(65)
Swaptions	Realized gain/(loss) on derivative assets	—	—
TBAs	Realized gain/(loss) on derivative assets	(109)	(9)
Treasury futures	Realized gain/(loss) on derivative assets	(345)	2

Total		$(1,242)	$(72)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and treasury futures assets and liabilities on a gross basis in its consolidated balance sheets. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements subject to master netting arrangements on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$—	$—	$—	$—	$—	$—
Swaptions	80	—	80	(80)	—	—
TBAs	12	(11)	1	(1)	—	—
Treasury futures	—	—	—	—	(82)

Total Assets	$92	$(11)	$81	$(81)	$(82)	$—
Liabilities
Repurchase agreements	$373,868	$—	$373,868	$(370,762)	$(3,106)	$—
Interest rate swaps	7,085	—	7,085	—	(7,085)	—
Swaptions	—	—	—	—	—	—
TBAs	11	(11)	—	—	—	—
Treasury futures	—	—	—	—	—	—

Total Liabilities	$380,964	$(11)	$380,953	$(370,762)	$(10,191)	$—

As of December 31, 2014

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$46	$—	$46	$(46)	$—	$—
Swaptions	291	—	291	(291)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	5	—	5	(5)	(89)

Total Assets	$342	$—	$342	$(342)	$(89)	$—
Liabilities
Repurchase agreements	$362,126	$—	$362,126	$(359,270)	$(2,856)	$—
Interest rate swaps	4,045	—	4,045	(43)	(4,002)	—
Swaptions	—	—	—	—	—	—
TBAs	43	—	43	(43)	—	—
Treasury futures	—	—	—	—	—	—

Total Liabilities	$366,214	$—	$366,214	$(359,356)	$(6,858)	$—

Note 9 – Fair Value

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2015 and December 31, 2014.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at March 31, 2015 and December 31, 2014.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at March 31, 2015 and December 31, 2014.

Both the Company and the derivative counterparties under their netting arrangements are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparties. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or counterparties is considered materially mitigated. The Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates but does not eliminate, credit risk. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

Recurring Fair Value Measurements

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands).

Recurring Fair Value Measurements

As of March 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$287,447	$—	$287,447
Freddie Mac	—	135,229	—	135,229
CMOs	—	6,939	—	6,939

RMBS total	—	429,615	—	429,615
Derivative assets
Interest rate swaps	—	—	—	—
Interest rate swaptions	—	80	—	80
TBAs	—	12	—	12
Treasury Futures	—	—	—	—

Derivative assets total	—	92	—	92
Excess MSRs	—	—	84,561	84,561

Total Assets	$—	$429,707	$84,561	$514,268
Liabilities
Derivative liabilities
Interest rate swaps	—	7,085	—	7,085
TBAs	—	11	—	11
Treasury Futures	—	—	—	—

Derivative liabilities total	—	7,096	—	7,096

Total Liabilities	$—	$7,096	$—	$7,096

As of December 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$268,588	$—	$268,588
Freddie Mac	—	140,476	—	140,476
CMOs	—	6,939	—	6,939

RMBS total	—	416,003	—	416,003
Derivative assets
Interest rate swaps	—	46	—	46
Interest rate swaptions	—	291	—	291
TBAs	—	—	—	—
Treasury Futures	—	5	—	5

Derivative assets total	—	342	—	342
Excess MSRs	—	—	91,322	91,322

Total Assets	$—	$416,345	$91,322	$507,667
Liabilities
Derivative liabilities
Interest rate swaps	—	4,045	—	4,045
TBAs	—	43	—	43
Treasury Futures	—	—	—	—

Derivative liabilities total	—	4,088	—	4,088

Total Liabilities	$—	$4,088	$—	$4,088

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2015 and December 31, 2014 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Excess MSRs) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$91,322
Unrealized gain included in Net Income	(2,930)	97	71	(2,762)
Purchases and principal paydowns
Purchases	—	—	—	—
Proceeds from principal paydowns	(1,930)	(2,012)	(57)	(3,999)

Balance at March 31, 2015	$49,938	$33,023	$1,600	$84,561

As of December 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$110,306
Unrealized gain included in Net Income	(3,260)	129	(433)	(3,564)
Purchases and principal paydowns
Purchases	—	—	2,181	2,181
Proceeds from principal paydowns	(8,052)	(9,387)	(162)	(17,601)

Balance at December 31, 2014	$54,798	$34,938	$1,586	$91,322

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Excess MSRs classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$49,938	Discounted cash flow	Constant prepayment speed	9.5% - 18.5%	11.1%
			Uncollected Payments	2.6% - 7.0%	6.2%
			Discount rate	—	12.3%
Pool 2	$33,023	Discounted cash flow	Constant prepayment speed	11.5% - 21.1%	16.1%
			Uncollected Payments	9.0% - 14.6%	13.1%
			Discount rate	—	17.0%
Pool 2014	$1,600	Discounted cash flow	Constant prepayment speed	9.1% - 16.6%	11.9%
			Uncollected Payments	3.3% - 6.2%	5.7%
			Discount rate	—	11.8%

TOTAL	$84,561

As of December 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$54,798	Discounted cash flow	Constant prepayment speed	6.2% - 12.8%	10.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	12.2%
Pool 2	$34,938	Discounted cash flow	Constant prepayment speed	11.9% - 21.9%	16.7%
			Uncollected Payments	9.6% - 15.2%	13.7%
			Discount rate	—	17.3%
Pool 2014	$1,586	Discounted cash flow	Constant prepayment speed	8.7% - 15.4%	12.3%
			Uncollected Payments	2.7% - 6.0%	5.4%
			Discount rate	—	11.8%

TOTAL	$91,322

(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of March 31, 2015 and December 31, 2014:

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Company relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct Company operations. For further discussion regarding the Management Fee, refer to Note 7.

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2015 and December 31, 2014.

Commitments to Purchase/Sell RMBS

As of March 31, 2015 and December 31, 2014, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At March 31, 2015, the Company is obligated to purchase approximately $12,000 of Fannie Mae securities and was obligated to sell approximately $11,000 of Fannie Mae securities. At December 31, 2014, the Company was not obligated to purchase any securities and was obligated to sell approximately $43,000 of Fannie Mae securities.

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

Management has determined, as of March 31, 2015, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $373.9 million and $362.1 million of repurchase agreements, with weighted average borrowing rates of 0.39% and 0.38%, as of March 31, 2015 and December 31, 2014, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 55 days and 63 days as of March 31, 2015 and December 31, 2014, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Notes 4 and 8, respectively).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,566	0.38%
One to three months	214,236	0.39%
Greater than three months	66,066	0.42%

Total/Weighted Average	$373,868	0.39%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

Note 12 – Income Taxes

For the three month period ended March 31, 2015 and the year ended December 31, 2014 the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company can elect to distribute such shortfall within the next year as permitted by the Code.

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for Federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for Federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a taxable REIT subsidiary (“TRS”). CHMI Solutions files a separate tax return and is fully taxed as a standalone U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company’s TRS is subject to federal, state and local income taxes.

The components of the Company’s income tax expense are as follows for the periods indicated below:

	Three Months Ended March 31,
	2015	2014

Current federal income tax expense	$—	$—
Current state income tax expense	21	4
Deferred federal income tax expense	—	—
Deferred state income tax expense	—	—
Total Income Tax Expense	$21	$4

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below:

	Three Months Ended March 31,
	2015	2014
Computed income tax (benefit) expense at federal rate	(35.0%)	35.0%
State taxes, net of federal benefit, if applicable	0.9%	0%
Permanent differences in taxable income from GAAP pre-tax income	0%	0%
REIT income not subject to tax	34.1%	(35.0%)

Benefit from Provision for Income Taxes/Effective Tax Rate(A)	0%	0%

(A)	The provision for income taxes is recorded at the taxable subsidiary level.

The Company’s consolidated balance sheets, at March 31, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are recorded at the taxable REIT subsidiary level:

	Three Months Ended March 31,
	2015	2014
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$—	$—
State and local income taxes (payable) receivable	—	—

Income taxes (payable) receivable, net	—	—

	March 31, 2015	December 31, 2014
Deferred tax assets (liabilities)
Deferred tax asset	146	146
Deferred tax liability	—	—

Total net deferred tax assets (liabilities)	146	146

Total tax assets and liabilities, net	$146	$146

The deferred tax asset as of March 31, 2015 and December 31, 2014 primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. CHMI Solutions’ federal and state net operating loss carryforwards at March 31, 2015 and December 31, 2014 were approximately $70,000 and $154,000, respectively, and are available to offset future taxable income and expire in 2035 and 2034, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at March 31, 2015 and December 31, 2014. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 13 – Business Combinations

On February 10, 2015, CHMI Solutions signed a definitive agreement to purchase the stock of Aurora Financial Group, Inc., (“Aurora”) a licensed mortgage origination and servicing company. Aurora is an approved issuer of Government National Mortgage Association (Ginnie Mae) and an approved seller/servicer for Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac). Aurora, at December 31, 2014 owns servicing rights on approximately $700 million of Fannie Mae and Freddie Mac RMBS. The acquisition is subject to the receipt of agency and regulatory approvals of change in control and is expected to close by the end of the second quarter 2015.

Note 14 – Subsequent Events

On April 20, 2015, the Company announced that it and its subsidiary, Cherry Hill QRS II, LLC, entered into a loan agreement with NexBank SSB, a state chartered bank pursuant to which the Company may borrow up to $25 million on or prior to July 14, 2015, for general corporate purposes. Each advance will bear interest at a fixed rate equal to 90-day LIBOR on the date of the advance plus 5.25%. The loan is secured by the pledge of the Company’s existing portfolio of Excess MSRs. The five year term loan is repayable monthly based on a 10-year amortization schedule with the remainder of principal due in April 2020. There have been no borrowings or accrued interest to date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), an SEC-registered investment adviser and an affiliate of Freedom Mortgage Corporation, or Freedom Mortgage (“Freedom Mortgage”).

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a portfolio of excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities (“RMBS” or “securities”), and subject to market conditions, prime mortgage loans and other cashflowing residential mortgage assets such as mortgage servicing rights (“MSRs” and together with Excess MSRs, “Servicing Related Assets”).

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We operate so as to qualify to be taxed as a REIT.

Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since the completion of our IPO and through March 31, 2015, we have allocated a majority of our equity capital, on an unleveraged basis, to Excess MSRs. In addition to our Excess MSRs, we also have invested in RMBS on a leveraged basis as part of our initial portfolio and our longer term strategy. We invested primarily in RMBS backed by whole pools of 30-year, 20-year and 15-year Fixed Rate Mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. As the market for prime mortgage loans grows, we expect our portfolio to include this asset class as well. In addition, we may also invest opportunistically from time to time in other residential mortgage assets.

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings for RMBS currently consist of short-term borrowings under master repurchase agreements collateralized by our RMBS. We do not have a targeted debt-to-equity ratio for our RMBS. As of March 31, 2015, our debt-to-equity ratio for our RMBS was approximately 6.2:1. We are actively pursuing financing for any MSRs that we may acquire. Execution of our prime mortgage loan strategy is dependent on obtaining financing on attractive terms.

On April 20, 2015, we announced that we and our subsidiary, Cherry Hill QRS II, LLC, entered into a loan agreement with NexBank SSB, a state chartered bank pursuant to which we may borrow up to $25 million on or prior to July 14, 2015, for general corporate purposes. Each advance will bear interest at a fixed rate equal to 90-day LIBOR on the date of the advance plus 5.25%. The loan is secured by the pledge of our existing portfolio of Excess MSRs. The five year term loan is repayable monthly based on a 10-year amortization schedule with the remainder of principal due in April 2020

Our subsidiary, CHMI Insurance Company, LLC, is a licensed captive insurance company. It commenced operations on February 17, 2015. It subsequently has applied for membership in a Federal Home Loan Bank. The regulator of the Federal Home Loan Banks has proposed a regulation that would preclude most captive insurance companies from becoming members. There can be no assurances that membership in a Federal Home Loan Bank will be available or that financing will be available on attractive terms.

On February 10, 2015, CHMI Solutions, Inc. (“CHMI Solutions”) entered into a securities purchase agreement to acquire all of the outstanding voting stock of Aurora Financial Group Inc. (“Aurora”). Upon completion of the transaction, we will acquire Aurora’s MSR portfolio, which had an aggregate unpaid principal balance of approximately $721 million as of March 31, 2015.

Aurora is licensed to originate and service mortgage loans in Delaware, Florida, Georgia, Maryland, New Jersey and Pennsylvania and is an approved Fannie Mae and Freddie Mac /servicer and an approved Ginnie Mae issuer. The transaction is subject to customary closing conditions, including the receipt of agency and regulatory approvals of the change in control, and is expected to close by the end of the second quarter of 2015. No assurance can be given that the required approvals will be obtained or that the transaction will close on the anticipated timeframe, or at all.

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

Impact of Changes in Market Interest Rates on Servicing Related Assets

Our Excess MSRs are, and any MSRs that we acquire will be, subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds tend to increase which in turn would cause the value of the Servicing Related Assets to decrease. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease which in turn would cause the value of the Servicing Related Assets to increase. To the extent we do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets, our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Exposure of Servicing Related Assets to Prepayment Speed.”

Impact of Changes in Market Interest Rates on Assets Other than Servicing Related Assets

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our assets to fluctuate;

•	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;

•	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our assets to fluctuate;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and

•	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

Exposure of Servicing Related Assets to Prepayment Speed

Prepayment speeds significantly affect the value of the Servicing Related Assets. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance (“UPB”) of their loans or how quickly loans are otherwise liquidated or charged off. The price we pay to acquire Servicing Related Assets will be based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of the Servicing Related Assets could exceed their estimated fair value. If the fair value of the Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets and we could ultimately receive substantially less than what we paid for such assets.

We seek to reduce our exposure to prepayments through the structuring of our investments in Excess MSRs. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our existing investments in Excess MSRs, see “—Our Portfolio—Excess MSRs.”

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

Credit Risk

We may become subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolio of Excess MSR and Agency RMBS portfolio, we will be subject to varying degrees of credit risk in connection with our potential investment in other target assets, including MSRs, prime mortgage loans and non-Agency RMBS. Through our Manager, we seek to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses and employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment, or OTTI, in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income. Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults, prepayments and loss severities for similar securities.

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

Investments in Excess MSRs

Upon acquisition, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we will record a valuation adjustment on our Excess MSR investments on a quarterly basis to recognize the changes in fair value in net income as described in “—Revenue Recognition on Investments in Excess MSRs” below.

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

Income Taxes

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we operate in a manner that allows us to qualify for taxation as a REIT. As a result of our REIT qualification, we do not generally expect to pay federal corporate level taxes, although CHMI Solutions and any other domestic taxable REIT subsidiaries we form in the future will be required to pay federal corporate level taxes on their income. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to federal, state and local income taxes.

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

Results of Operations

We completed our IPO and a concurrent private placement on October 9, 2013, at which time we commenced operations. We completed our first full quarter of operations on March 31, 2014.

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2015	2014
Income
Interest income	$6,472	$6,011
Interest expense	1,235	947

Net Interest Income	5,237	5,064
Other Income (Loss)
Realize gain (loss) on RMBS, net	307	(349)
Realized gain (loss) on derivatives, net	(1,242)	(72)
Unrealized gain (loss) on derivatives, net	(2,542)	(3,443)
Unrealized gain (loss) on Excess MSRs	(2,762)	670

Total Income	(1,002)	1,870
Expenses
General and administrative expense	721	453
Management fee to affiliate	690	679

Total Expenses	1,411	1,132

Income (Loss) Before Income Taxes	(2,413)	738

(Benefit from) provision for corporate business taxes	21	4

Net Income (Loss)	(2,434)	734
Net income allocated to LTIP—OP Units	22	(4)

Net income (loss) Applicable to Common Stockholders	$(2,412)	$730

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended March 31, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,220	$3,252	$—	$6,472
Interest expense	—	1,235	—	1,235

Net interest income	3,220	2,017	—	5,237
Other income	(2,762)	(3,477)	—	(6,239)
Other operating expenses	—	—	1,411	1,411
Corporate business taxes	—	—	21	21

Net income (loss)	$458	$(1,460)	$(1,432)	$(2,434)

	Three Months Ended March 31, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,685	$2,326	$—	$6,011
Interest expense	—	947	—	947

Net interest income	3,685	1,379	—	5,064
Other income	670	(3,864)	—	(3,194)
Other operating expenses	—	—	1,132	1,132
Corporate business taxes	—	—	4	4

Net income (loss)	$4,355	$(2,485)	$(1,136)	$734

Interest Income

Interest income for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014, increased by approximately $461,000. This increase was driven primarily by an increase of approximately $926,000 in interest income related to RMBS, offset by an approximate $465,000 decrease in interest income related to our Excess MSRs.

Interest Expense

Interest expense for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014, increased by approximately $288,000 as a result of additional repurchase agreement borrowings. Our investment in Excess MSRs is unlevered and incurs no interest expense.

Change in Fair Value of Investments in Excess MSRs

The fair value of our investments in Excess MSRs for the three month period ended March 31, 2015 decreased by approximately $2.8 million primarily due to a decrease in the fair value of MSR Pool 1 of approximately $2.9 million due to an increase in modeled prepay speed. The fair value of MSR Pool 2 increased by approximately $97,000 for the quarter.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended March 31, 2015 decreased by $3.3 million due to a decrease and subsequent increase in interest rates during the quarter.

General and Administrative Expense

General and administrative expense for the three month period ended March 31, 2015 increased by approximately $268,000 due to costs associated with CHMI Solutions and CHMI Insurance Company, LLC.

Management Fees to Affiliate

Management fees for the three month period ended March 31, 2015 increased by approximately $11,000 due to an increase pass through for a general counsel.

Net Income Allocated to LTIP—OP Units

Net income allocated to LTIP—OP Units for the three month period ended March 31, 2015, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 0.9% of net income.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2015
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Net unrealized gain (loss) on RMBS	2,484

Accumulated other comprehensive gain (loss), March 31, 2015	$9,125

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2015, a 25 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $2.5 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings

•	core earnings per average common share;

Core earnings is a non-GAAP financial measure and is defined as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized gain (loss) on derivatives, unrealized gain (loss) on derivatives and unrealized gain (loss) on investments in Excess MSRs and adjusted to exclude outstanding LTIP-OP units in our operating partnership. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

The Company believes that core earnings and core earnings per average common share provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help the Company to evaluate its financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of the Company’s current investment portfolio and operations.

Although the Company believes that the calculation of non-GAAP financial measures described above helps evaluate and measure the Company’s financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool. Other market participants may calculate core earnings and core earnings per average common share differently than the Company calculates them, making comparative analysis difficult. Therefore, the non-GAAP financial measures should not be viewed in isolation and are not a substitute for net income (loss), net income (loss) per share available (related) to common stockholders, interest expense and net interest income computed in accordance with GAAP.

Core Earnings Summary

Core earnings for the three month period ended March 31, 2015, as compared to the three month period ended March 31, 2014, decreased by approximately $123,000, or $0.02 per average common share. This decrease was driven primarily by additional costs related to CHMI Solutions and CHMI Insurance Company, LLC, offset by an increase in net interest income of approximately $173,000.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(2,434)	$734
Realized gain (loss) on RMBS, net	(307)	349
Realized gain (loss) on derivatives, net	1,242	72
Unrealized gain (loss) on derivatives, net	2,542	3,443
Unrealized gain (loss) on investments in Excess MSRs	2,762	(670)

Total core earnings:	$3,805	$3,928
Core earnings attributable to noncontrolling interests	(35)	(20)

Core Earnings Attributable to Common Stockholders	$3,770	$3,908
Core Earnings Attributable to Common Stockholders, per Share	$0.50	$0.52

Our Portfolio

Excess MSRs

As of March 31, 2015 and December 31, 2014, we had approximately $84.6 million and $91.3 million, respectively estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at March 31, 2015 and December 31, 2014, of approximately $16.9 billion and $17.5 billion, respectively. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

Upon completion of our IPO and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into a flow and bulk purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. On February 28, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. We acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

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

On June 30, 2014, pursuant to the flow and bulk Excess MSR purchase agreement, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. We acquired an approximate 85% interest in the Excess MSRs for approximately $661,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Pool 2014—Recapture Agreement.”

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Servicing Related Assets Collateral Characteristics

As of March 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$47,690	$10,026,722	$8,119,712	42,626	3.50%	320	27	1.0%
Recaptured Loans	1,576	—	263,911	1,299	3.88%	333	5	—
Recapture Agreement	671	—	—	—	—			—

Pool 1 Total/WA	49,937	10,026,722	8,383,623	43,925	3.51%	321	26	1.0%
Pool 2
Original Pool	23,358	10,704,024	6,282,941	40,659	2.44%	328	31	100.0%
Recaptured Loans	8,817	—	1,934,611	11,815	3.84%	346	5	—
Recapture Agreement	849	—	—	—	—			—

Pool 2 Total/WA	33,024	10,704,024	8,217,552	52,474	2.77%	332	25	76.5%
Pool 2014
Original Pool	1,281	334,672	250,073	1,486	3.67%	337	21	—%
Recaptured Loans	319	—	49,390	233	3.76%	342	4	—
Recapture Agreement	—	—	—	—	—			—

Pool 2014 Total/WA	1,600	334,672	299,463	1,719	3.68%	338	18	—%

Total/Weighted Average	$84,561	$21,065,418	$16,900,639	98,118	3.15%	327	25	37.6%

As of December 31, 2014

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$53,586	$10,026,722	$8,605,932	44,787	3.50%	323	24	1.0%
Recaptured Loans	601		109,815	495	4.11%	340	5	—
Recapture Agreement	611	—	—		—			—

Pool 1 Total/WA	54,798	10,026,722	8,715,747	45,282	3.51%	324	24	1.0%
Pool 2
Original Pool	24,988	10,704,024	6,902,453	44,089	2.50%	331	28	100.0%
Recaptured Loans	8,688	—	1,573,522	9,500	3.99%	349	5	—
Recapture Agreement	1,262	—	—		—			—

Pool 2 Total/WA	34,938	10,704,024	8,475,975	53,589	2.77%	334	23	81.4%
Pool 2014
Original Pool	1,405	334,672	276,652	1,610	3.68%	340	17	—%
Recaptured Loans	181	—	31,910	149	3.93%	346	3	—
Recapture Agreement	—	—	—		—			—

Pool 2014 Total/WA	1,586	334,672	308,562	1,759	3.71%	341	16	—%

Total/Weighted Average	$91,322	$21,065,418	$17,500,284	100,630	3.16%	329	23	39.9%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2015

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$286,894	$281,174	$6,327	$(54)	$287,447	36	(B)	3.84%	3.44%	23
Freddie Mac	139,500	132,245	2,995	(11)	135,229	16	(B)	3.66%	3.46%	23
CMOs	25,964	7,071	71	(203)	6,939	4	Unrated	4.22%	11.78%	14

Total/Weighted Average	$452,358	$420,490	$9,393	$(268)	$429,615	56		3.79%	3.58%	23

As of December 31, 2014

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2015	December 31, 2014
Weighted Average Asset Yield	3.04%	3.05%
Weighted Average Interest Expense	1.34%	1.39%

Net Interest Spread	1.70%	1.67%

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

We have funded the acquisition of our Excess MSRs on an unlevered basis. As of March 31, 2015, we had repurchase agreements with 15 counterparties and approximately $373.9 million of outstanding repurchase agreement borrowings from 12 of those 15 counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at March 31, 2015, was approximately 5.3%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Excess MSRs, and (iii) other-than-temporary impairment on our securities, if any.

In addition to the information referenced above, the following factors could affect our liquidity, access to capital resources and our capital obligations. As such, if their outcomes do not fall within our expectations, changes in these factors could negatively affect our liquidity.

•	Access to Financing from Counterparties — Decisions by investors, counterparties and lenders to enter into transactions with us will depend upon a number of factors, such as our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’, counterparties’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities. Our business strategy is dependent upon our ability to finance our RMBS at rates that provide a positive net spread.

•	Impact of Expected Repayment or Forecasted Sale on Cash Flows — The timing of and proceeds from the repayment or sale of certain investments may be different than expected or may not occur as expected. Proceeds from sales of illiquid assets such as Excess MSRs are unpredictable and may vary materially from their estimated fair value and their carrying value. Further, the availability of investments that provide similar returns to those repaid or sold investments, is unpredictable, and returns on new investments may vary materially from those on existing investments.

Repurchase Agreements

The following tables provide additional information regarding our repurchase agreements. These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the fair value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.3% and 5.4% as of March 31, 2015 and December 31, 2014, respectively.

Repurchase Agreement Characteristics

As of March 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,566	0.38%
One to three months	214,236	0.39%
Greater than three months	66,066	0.42%

Total/Weighted Average	$373,868	0.39%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

The amount of collateral as of March 31, 2015 and December 31, 2014, including cash, was $397.0 million and $383.5 million, respectively.

The weighted average term to maturity as of March 31, 2015 and December 31, 2014 was 55 days and 63 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $4.7 million and our investing activities used cash of approximately $8.0 million for the three month period ended March 31, 2015. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

Dividends

We conduct our operations in a manner intended to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will make distributions only upon the authorization of our board of directors. The amount, timing and frequency of distributions will be authorized by our board of directors based upon a variety of factors, including:

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three month period ended March 31, 2015 were $(0.32).

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

Off-balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2015 and December 31, 2014, included repurchase agreements on certain RMBS, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of March 31, 2015 (dollars in thousands):

Contractual Obligations Characteristics

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$373,868	$—	$—	$—	$373,868
Interest on repurchase agreement borrowings(A)	$359	$—	$—	$—	$359

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the management agreement with our Manager. Those payments are discussed below.

Management Agreement

The management agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity, adjusted as set forth in the management agreement, and calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the fiscal quarter preceding the date of termination. Such termination fee will be payable upon termination of the management agreement by us without cause or by our Manager if we materially breach the management agreement.

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers who, notwithstanding that certain of them also are our officers, will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, a controller and a general counsel. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits with respect to these officers, based on the percentages of their working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to these officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Servicing Related Assets Fair Value Changes

As of March 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$93,098	$88,628	$84,561	$80,849	$77,447
Change in FV	$8,537	$4,066	$—	$(3,713)	$(7,115)
% Change in FV	10%	5%	—%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$92,233	$88,267	$84,561	$81,092	$77,838
Change in FV	$7,672	$3,706	$—	$(3,469)	$(6,723)
% Change in FV	9%	4%	—%	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$84,257	$84,409	$84,561	$84,713	$84,865
Change in FV	$(304)	$(152)	$—	$152	$304
% Change in FV	(0)%	(0)%	—%	0%	0%

As of December 31, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$100,390	$95,645	$91,322	$87,366	$87,735
Change in FV	$9,068	$4,324	$—	$(3,956)	$(7,587)
% Change in FV	10%	5%	—%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$98,737	$94,898	$91,322	$87,981	$84,855
Change in FV	$7,416	$3,577	$—	$(3,340)	$(6,467)
% Change in FV	8%	4%	—%	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$90,947	$91,134	$91,322	$91,509	$91,696
Change in FV	$(375)	$(187)	$—	$187	$375
% Change in FV	(0)%	(0)%	—%	0%	0%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2015

		Fair Value Change
	March 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$429,615
RMBS Total Return (%)		(0.90)%	(1.89)%	(2.98)%	(4.12)%	(6.50)%

RMBS Dollar Return		$(3,877)	$(8,127)	$(12,798)	$(17,717)	$(27,932)

As of December 31, 2014

		Fair Value Change
	December 31, 2014	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$416,003
RMBS Total Return (%)		(0.98)%	(2.06)%	(3.20)%	(4.38)%	(6.79)%

RMBS Dollar Return		$(4,081)	$(8,588)	$(13,329)	$(18,203)	$(28,255)

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

Our investments in Excess MSRs are dependent on the mortgage servicer, Freedom Mortgage, to perform its servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value. In addition, many servicers also rely on subservicing arrangements with third parties, and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance an of our Excess MSRs. In addition, should a servicer of the Excess MSRs that we acquire fail to make required payments, under our acknowledgment agreements with Ginnie Mae, Fannie Mae or Freddie Mac we could be exposed to potential liabilities. Moreover, our business model relies upon our strategic alliance with Freedom Mortgage and our acquiring from time to time certain of our target assets through our relationship with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the GSEs, we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer. In addition, to the extent we invest in mortgage servicing rights, we will be exposed to the credit and performance risk of the subservicer we engage. See our 2014 Annual Report on Form 10-K for a complete list of risk factors related to our business.

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

Disclosure Controls and Procedures. The Company’s President and its Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable the assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2015, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our form 10-K filed on March 16, 2015 with the SEC.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 11, 2015	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

May 11, 2015	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

March 31, 2015

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