Form 10-Q
period 2015-06-30
Cherry Hill Mortgage Investment Corp
filed 2015-08-10
CIK 1571776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10, 2015, there were 7,509,543 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to obtain future financing arrangements;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to execute its prime mortgage loan strategy and its ability to finance this asset class;

•	the Company’s ability to acquire MSRs and create its own Excess MSRs from the MSRs it may eventually acquire;

•	the Company’s ability to obtain the anticipated benefits from its recently completed acquisition of Aurora Financial Group Inc. (“Aurora”), including the anticipated benefits of owning a licensed servicer;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	the Company’s ability to maintain its exemption from qualification under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of investment opportunities in mortgage-related, real estate-related and other securities;

•	availability of qualified personnel;

•	prepayment rates; and

•	projected default rates.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets

June 30, 2015 (Unaudited) and December 31, 2014

(in thousands — except share data)

	June 30, 2015	December 31, 2014
Assets
RMBS, available-for-sale	$433,042	$416,003
Investments in Servicing Related Assets at fair value	92,566	91,322
Cash and cash equivalents	15,105	12,447
Restricted cash	11,084	6,947
Derivative assets	325	342
Receivables from unsettled trades	4,977	309
Receivables and other assets	6,897	4,556

Total Assets	$563,996	$531,926
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$384,386	$362,126
Derivative liabilities	3,831	4,088
Notes payable	10,700	—
Dividends payable	3,680	3,830
Due to affiliates	867	769
Accrued expenses and other liabilities	2,398	795

Total Liabilities	$405,862	$371,608
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,509,543 shares issued and outstanding as of June 30, 2015 and December 31, 2014	75	75
Additional paid-in capital	148,258	148,258
Retained earnings (deficit)	6,081	4,799
Accumulated other comprehensive income	2,960	6,641

Total CHMI Stockholders’ Equity	$157,374	$159,773
Non-controlling interests in operating partnership	760	545

Total Stockholders’ Equity	$158,134	$160,318

Total Liabilities and Stockholders’ Equity	$563,996	$531,926

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(Unaudited)

(in thousands — except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest income	$6,199	$6,137	$12,671	$12,148
Interest expense	1,346	1,006	2,581	1,953

Net interest income	4,853	5,131	10,090	10,195
Servicing fee income	156	—	156	—
Servicing costs	94	—	94	—
Amortization of MSRs	60	—	60	—

Net servicing income	2	—	2	—
Other income (loss)
Realized gain (loss) on RMBS, net	(115)	75	192	(274)
Realized gain (loss) on derivatives, net	(52)	(187)	(1,294)	(259)
Realized gain (loss) on acquired assets, net	174	—	174	—
Unrealized gain (loss) on derivatives, net	2,835	(2,705)	293	(6,148)
Unrealized gain (loss) on investments in Excess MSRs	4,827	(1,648)	2,065	(978)
Unrealized gain (loss) on investments in MSRs	38	—	38	—

Total Income	12,562	666	11,560	2,536
Expenses
General and administrative expense	634	641	1,355	1,094
Management fee to affiliate	690	679	1,380	1,358

Total Expenses	1,324	1,320	2,735	2,452

Income (Loss) Before Income Taxes	11,238	(654)	8,825	84
Provision for corporate business taxes	(70)	1	(49)	5

Net Income (Loss)	11,308	(655)	8,874	79
Net (income) loss allocated to noncontrolling interests	(103)	3	(81)	(1)

Net Income (Loss) Applicable to Common Stockholders	$11,205	$(652)	$8,793	$78
Net income (Loss) Per Share of Common Stock
Basic	$1.49	$(0.09)	$1.17	$0.01
Diluted	$1.49	$(0.09)	$1.17	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,504,572	7,509,543	7,503,538
Diluted	7,509,543	7,509,543	7,509,543	7,508,112

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$11,308	$(655)	$8,874	$79
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(6,280)	5,670	(3,489)	8,676
Reclassification of net realized (gain) loss on RMBS in earnings	115	(75)	(192)	274

Other comprehensive income (loss)	(6,165)	5,595	(3,681)	8,950

Comprehensive income (loss)	$5,143	$4,940	$5,193	$9,029
Comprehensive income (loss) attributable to noncontrolling interests	47	62	48	83

Comprehensive income (loss) attributable to common stockholders	$5,096	$4,878	$5,145	$8,946

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the six month periods ended June 30, 2015 and 2014

(Unaudited)

(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—	(A)	105	—	—	—	105
Net income	—	—		—	—	78	1	79
Other comprehensive income	—	—		—	8,950	—	—	8,950
LTIP-OP Unit awards	—	—		—	—	—	117	117
Distribution paid on LTIP-OP Units	—	—		—	—	—	(34)	(34)
Common dividends declared, $1.01 per share	—	—		—	—	(7,585)	—	(7,585)

Balance, June 30, 2014	7,509,543	$75		$148,183	$3,917	$10,188	$391	$162,754
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	—	—		—	—	—	—	—
Net income	—	—		—	—	8,793	81	8,874
Other comprehensive income	—	—		—	(3,681)	—	—	(3,681)
LTIP-OP Unit awards	—	—		—	—	—	204	204
Distribution paid on LTIP-OP Units	—	—		—	—	—	(70)	(70)
Common dividends declared, $1.01 per share	—	—		—	—	(7,511)	—	(7,511)

Balance, June 30, 2015	7,509,543	$75		$148,258	$2,960	$6,081	$760	$158,134

(A)	de minimis ($95.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$8,874	$79
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in fair value of investments in Servicing Related Assets	(2,103)	978
Accretion of premium and other amortization	1,518	817
Amortization of MSRs	60	—
Realized gain on bargain purchase	(174)	—
Realized (gain) loss on RMBS, net	(192)	274
Unrealized (gain) loss on derivatives, net	(293)	6,148
Realized (gain) loss on derivatives, net	1,294	259
LTIP-OP Unit awards	204	117
Changes in:
Receivables from unsettled trades	(4,668)	7,239
Receivables and other assets	915	338
Due to affiliate	98	193
Accrued expenses and other liabilities	(740)	29

Net cash provided by (used in) operating activities	$4,793	$16,471
Cash Flows From Investing Activities
Purchase of RMBS	(100,752)	(65,055)
Acquisition of Excess MSRs	—	(2,181)
Aurora acquisition, net of cash received	(3,839)	—
Proceeds from sale of RMBS	59,127	12,645
Purchase of derivatives	(1,449)	(361)
Sale of derivatives	206	16
Principal paydown of Excess MSRs	7,867	9,087
Principal paydown of RMBS	19,575	9,456

Net cash provided by (used in) investing activities	$(19,265)	$(36,393)
Cash Flows From Financing Activities
Repayments of repurchase agreements	(739,365)	(875,465)
Changes in restricted cash	(4,137)	(1,387)
Borrowings under repurchase agreements	761,630	907,910
Proceeds from bank loans	6,732	—
Issuance of common stock, net of offering costs	—	105
LTIP-OP Units distributions paid	(70)	(35)
Dividends paid	(7,660)	(7,129)

Net cash provided by (used in) financing activities	$17,130	$23,999

Net Increase (Decrease) in Cash and Cash Equivalents	$2,658	$4,077
Cash and Cash Equivalents, Beginning of Period	12,447	10,375
Cash and Cash Equivalents, End of Period	$15,105	$14,452
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$2,325	$1,782
Dividends declared but not paid	$3,680	$3,830

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at June 30, 2015 and December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share. The Company commenced operations on or about October 9, 2013.

The accompanying unaudited consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, CHMI Insurance Company, LLC and CHMI Solutions, Inc. (“CHMI Solutions”) (formerly, CHMI Solutions, LLC) and Aurora Financial Group, Inc., (“Aurora”).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, commencing with the short tax year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of fair value of Excess MSRs and MSRs (collectively, “Servicing Related Assets”), RMBS, derivatives and credit losses including the period of time during which the Company anticipates an increase in the fair values of securities sufficient to recover unrealized losses on those securities, and other estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities as of the date of the interim consolidated financial statements and the reported amounts of certain revenues and expenses during the reporting period. It is likely that changes in these estimates (e.g., valuation changes due to supply and demand, credit performance, prepayments, interest rates, or other reasons) will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates and differences may be material.

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company’s investments in RMBS, Servicing Related Assets and derivatives that results from a borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in RMBS, Servicing Related Assets and derivatives due to changes in interest rates, spreads or other market factors. The Company is subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. Approximately $5.0 million of RMBS was sold but not yet settled in the three and six month periods ended June 30, 2015. All RMBS sold in the year ended December 31, 2014, were settled.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.4 million and $1.3 million in interest income was receivable at June 30, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.4 million and $2.7 million in Excess MSR cashflow was receivable at June 30, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Investments in MSRs

Classification – Upon acquisition, the Company elected the fair value option to record its investments in MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the Receivables and other assets line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – MSRs are aggregated into pools as applicable. Each pool of MSRs is accounted for in the aggregate. Interest income for MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. Approximately $494,000 in reimbursable servicing advances was receivable at June 30, 2015, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and treasury futures are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the

Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $3.7 million), borrowings under its repurchase agreements (approximately $7.0 million) as well as cash held that relates to the $7.5 million of borrowings on a term loan (“Term Loan”) (approximately $300,000). For further information on the restricted cash as it relates to the Term Loan, see Note 14.

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions.

The Company intends to comply with all requirements to continue to qualify as a REIT. The majority of states also recognize the Company’s REIT status. For the taxable years ended December 31, 2014 and 2013, and for the six-months ended June 30, 2015, the Company qualified to be taxed as a REIT for U.S. federal income tax purposes.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized gain (loss) on RMBS, net
Gain on RMBS	$16	$75	$323	$75
Loss on RMBS	(131)	—	(131)	(349)

Net realized gain (loss) on RMBS	(115)	75	192	(274)
Realized gain (loss) on derivatives, net	(52)	(187)	(1,294)	(259)
Unrealized gain (loss) on derivatives, net	2,835	(2,705)	293	(6,148)

Total	$2,668	$(2,817)	$(809)	$(6,681)

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statement of income (loss) from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We applied this guidance to the Aurora acquisition.

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years and interim periods beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. Management is currently evaluating the impact ASU 2014-09 may have on its consolidated financial statements.

Transfers and Servicing – In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which amends ASC 860, Transfers and Servicing. ASU 2014-11, which affects all entities that enter into repurchase-to-maturity transactions or repurchase financings, requires two accounting changes. First, ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, ASU 2014-11 requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. ASU 2014-11 also requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. For those transactions outstanding at the reporting date, the transferor is required to disclose additional information by type of transaction. ASU 2014-11 also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015, with early adoption prohibited. Adoption of ASU 2014-11 did not have a material impact on the consolidated balance sheet, statement of income (loss), or earnings per share.

Stock Compensation – In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Currently, management does not anticipate that the adoption of ASU 2014-12 will have a material impact on the consolidated balance sheet, statement of income (loss), or earnings per share.

Going Concern – In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern. ASU 2014-15 provides guidance in GAAP about management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures of the relevant facts and circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial statements.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2015
Interest income	$3,046	$3,153	$—	$6,199
Interest expense	19	1,327	—	1,346

Net interest income	3,027	1,826	—	4,853
Servicing fee income	156	—	—	156
Servicing costs	94	—	—	94
Amortization of MSRs	60	—	—	60

Net servicing income	2	—	—	2
Other income	5,039	2,668	—	7,707
Other operating expenses	—	—	1,324	1,324
(Benefit from) provision for corporate business taxes	(49)	—	(21)	(70)

Net income (loss)	$8,117	$4,494	$(1,303)	$11,308
Three Months Ended June 30, 2014
Interest income	$3,629	$2,508	$—	$6,137
Interest expense	—	1,006	—	1,006

Net interest income	3,629	1,502	—	5,131
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Amortization of MSRs	—	—	—	—

Net servicing income	—	—	—	—
Other income	(1,648)	(2,817)	—	(4,465)
Other operating expenses	—	—	1,320	1,320
(Benefit from) provision for corporate business taxes	5	—	(4)	1

Net income (loss)	$1,976	$(1,315)	$(1,316)	$(655)
Six Months Ended June 30, 2015
Interest income	$6,266	$6,405	$—	$12,671
Interest expense	19	2,562	—	2,581

Net interest income	6,247	3,843	—	10,090
Servicing fee income	156	—	—	156
Servicing costs	94	—	—	94
Amortization of MSRs	60	—	—	60

Net servicing income	2	—	—	2
Other income	2,277	(809)	—	1,468
Other operating expenses	—	—	2,735	2,735
(Benefit from) provision for corporate business taxes	(49)	—	—	(49)

Net income (loss)	$8,575	$3,034	$(2,735)	$8,874
Six Months Ended June 30, 2014
Interest income	$7,314	$4,834	$—	$12,148
Interest expense	—	1,953	—	1,953

Net interest income	7,314	2,881	—	10,195
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Amortization of MSRs	—	—	—	—

Net servicing income	—	—	—	—
Other income	(978)	(6,681)	—	(7,659)
Other operating expenses	—	—	2,452	2,452
(Benefit from) provision for corporate business taxes	5	—	—	5

Net income (loss)	$6,331	$(3,800)	$(2,452)	$79

Balance Sheet
June 30, 2015
Investments	$92,566	$433,042	$—	$525,608
Other assets	2,566	17,737	18,085	38,388

Total assets	95,132	450,779	18,085	563,996
Debt	7,873	385,386	1,827	395,086
Other liabilities		4,073	6,703	10,776

Total liabilities	7,873	389,459	8,530	405,862
GAAP book value	$87,259	$61,320	$9,555	$158,134
December 31, 2014
Investments	$91,322	$416,003	$—	$507,325
Other assets	2,713	8,920	12,968	24,601

Total assets	94,035	424,923	12,968	531,926
Debt	—	362,126	—	362,126
Other liabilities	—	4,319	5,163	9,482

Total liabilities	—	366,445	5,163	371,608
GAAP book value	$94,035	$58,478	$7,805	$160,318

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments as of the periods indicated, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$302,909	$289,674	$3,254	$(829)	$292,099	39	(B)	3.82%	3.19%	23
Freddie Mac	141,488	131,373	1,300	(362)	132,311	16	(B)	3.66%	3.18%	22
CMOs	27,964	9,035	19	(422)	8,632	5	Unrated	4.23%	9.89%	13

Total/Weighted Average	$472,361	$430,082	$4,573	$(1,613)	$433,042	60		3.78%	3.32%	23

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average stated maturity. No individual security matures within 10 years as of December 31, 2014.

Summary of RMBS Assets by Maturity

As of June 30, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield	Maturity (Years)(C)
Within 1 year	$—	$—	$—	$—	$—	—		—%	—%	—
After 1 year through 5 years	—	—	—	—	—	—		—%	—%	—
After 5 years through 10 years	12,488	12,643	19	(168)	12,493	4	(B)	3.95%	3.76%	9
After 10 years	459,873	417,439	4,554	(1,445)	420,549	56	(B)	3.78%	3.31%	23

Total/Weighted Average	$472,361	$430,082	$4,573	$(1,613)	$433,042	60		3.78%	3.32%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average stated maturity.

At June 30, 2015 and December 31, 2014, the Company pledged Agency RMBS investments with a carrying value of approximately $399.2 million and $380.7 million, respectively, as collateral for repurchase agreements. At June 30, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three and six month periods ended June 30, 2015 and 2014, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

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

RMBS Unrealized Loss Positions

As of June 30, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield	Maturity (Years)(C)*
Less than Twelve Months	$117,175	$111,068	$(1,476)	$109,592	17	(B)	3.58%	3.17%	23
Twelve or More Months	13,146	3,069	(137)	2,932	2		4%	11%	11

Total/Weighted Average	$130,321	$114,137	$(1,613)	$112,524	19		3.60%	3.38%	22

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield	Maturity (Years)(C)
Less than Twelve Months	$35,404	$16,946	$(176)	$16,770	5	(B)	3.78%	7.21%	23
Twelve or More Months	—	—	—	—	—		—%	—%	—

Total/Weighted Average	$35,404	$16,946	$(176)	$16,770	5		3.78%	7.21%	23

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average stated maturity. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

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

On May 29, 2015, in conjunction with the acquisition of Aurora, we acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $712.3 million as of June 30, 2015. We have not entered into a recapture agreement covering the MSRs as of June 30, 2015.

On June 10, 2015, the Company agreed to transfer the direct servicing of the MSR portfolio to Freedom Mortgage pursuant to a subservicing agreement between CHMI Solutions and Freedom Mortgage. Due to the requirements of the agencies and the Consumer Financial Protection Bureau, the transfer is scheduled to occur in September 2015. Pending the transfer, the former servicing employees of Aurora, now employees of Freedom Mortgage, will directly service the portfolio for Aurora. The servicing will be provided at cost pursuant to the Management Agreement with the Manager and the Services Agreement between the Manager and Freedom Mortgage. The cost for such services for June 2015 was $45,000 and is included in servicing costs on the consolidated statements of income (loss).

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,033,836	$43,914	$48,421	3.51%	26.5	$(1,939)
Pool 1 - Recapture Agreement	—	2,900	634			23
Pool 2	7,860,186	20,098	33,969	2.75%	27.5	4,220
Pool 2 - Recapture Agreement	—	2,554	785			(477)
Pool 2014	284,958	1,906	1,711	3.65%	27.9	238
Pool 2014 - Recapture Agreement	—	—	—			—
MSRs	712,296	7,008	7,046	4.06%	23.3	38.0

Total	$16,891,276	$78,380	$92,566	3.18%	26.9	$2,103

As of December 31, 2014

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,715,747	$47,741	$54,187	3.51%	27.0	$(2,889)
Pool 1 - Recapture Agreement	—	2,900	611			(371)
Pool 2	8,475,975	24,025	33,676	2.77%	27.8	2,011
Pool 2 - Recapture Agreement	—	2,554	1,262			(1,882)
Pool 2014	308,562	2,019	1,586	3.71%	28.4	(433)
Pool 2014 - Recapture Agreement	—	—	—			—

Total	$17,500,284	$79,239	$91,322	3.16%	27.4	$(3,564)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of June 30, 2015 and December 31, 2014 is reflected in the respective pool.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of June 30, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	11.9%
Texas	9.7%
Florida	6.7%
Virginia	6.3%
North Carolina	5.5%
Georgia	5.2%
All other	54.7%

Total	100.0%

As of December 31, 2014

Percentage of Total Outstanding Unpaid Principal Balance
California	13.3%
Texas	10.1%
Florida	6.9%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.3%
Washington	5.1%
All other	47.1%

Total	100.0%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant states. Any such downturn in a state where the Company holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and, therefore, could have a meaningful, negative impact on the Company’s Servicing Related Assets.

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of June 30, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Shareholders		—

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Shareholders		—

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

As of June 30, 2015, 27,950 LTIP-OP Units have vested. The Company recognized approximately $100,500 and $66,800 in share-based compensation expense in the three month periods ended June 30, 2015 and 2014, respectively. The Company recognized approximately $200,100 and $117,000 in share-based compensation expense in the six month periods ended June 30, 2015 and 2014, respectively. There was approximately $637,164 of total unrecognized share-based compensation expense as of June 30, 2015, related to the 40,900 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

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

As of June 30, 2015, 1,421,607 shares of common stock remain available for future issuance under the 2013 Plan.

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

As of June 30, 2015, the non-controlling interest holders in the Operating Partnership owned 68,850 LTIP-OP Units, or approximately 0.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders and participating securities for basic earnings per share	$11,308	$(655)	$8,874	$79
Net income allocable to common stockholders	$11,205	$(652)	$8,793	$78
Denominator:
Weighted average common shares outstanding	7,509,543	7,504,572	7,509,543	7,503,538
Weighted average diluted shares outstanding	7,509,543	7,509,543	7,509,543	7,508,112
Basic and Dilutive:

Basic earnings per share	$1.49	$(0.09)	$1.17	$0.01
Diluted earnings per share	$1.49	$(0.09)	$1.17	$0.01

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

Management Fee to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Management fees	$560	$604	$1,120	$1,208
Expense reimbursement	130	75	260	150

Total	$690	$679	$1,380	$1,358

Other Affiliated Entities

See Note 5 for a discussion of the co-investments in Excess MSRs with Freedom Mortgage and the services provided by Freedom Mortgage during the period prior to transfer to Freedom Mortgage of the direct servicing obligations for the MSRs.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	June 30, 2015	December 31, 2014
Notional amount of interest rate swaps	$261,800	$224,100
Notional amount of swaptions	115,000	105,000
Notional amount of TBAs, net	(10,000)	—
Notional amount of Treasury Futures	—	8,000

Total notional amount	$366,800	$337,100

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2015	$261,800	1.81%	0.28%	5.1
December 31, 2014	$224,100	1.84%	0.23%	5.4

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Non-Hedge Derivatives	Income Statement Location	2015	2014	2015	2014
Interest rate swaps	Realized gain/(loss) on derivative assets	$(149)	$228	$(937)	$163
Swaptions	Realized gain/(loss) on derivative assets	64	(290)	64	(290)
TBAs	Realized gain/(loss) on derivative assets	33	(66)	(76)	(75)
Treasury futures	Realized gain/(loss) on derivative assets	—	(59)	(345)	(57)

Total		$(52)	$(187)	$(1,294)	$(259)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$94	$—	$94	$(94)	$—	$—
Swaptions	231	—	231	(231)	—	—
TBAs	12	(12)	—	—	—	—
Treasury futures	—	—	—	—	(82)

Total Assets	$337	$(12)	$325	$(325)	$(82)	$—

Liabilities
Repurchase agreements	$384,386	$—	$384,386	$(377,505)	$(6,881)	$—
Interest rate swaps	3,812	—	3,812	(94)	(3,718)	—
Swaptions	—	—	—	—	—	—
TBAs	31	(12)	19	(19)	—	—
Treasury futures	—	—	—	—	—	—

Total Liabilities	$388,229	$(12)	$388,217	$(377,618)	$(10,599)	$—

As of December 31, 2014

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$46	$—	$46	$(46)	$—	$—
Swaptions	291	—	291	(291)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	5	—	5	(5)	(89)

Total Assets	$342	$—	$342	$(342)	$(89)	$—

Liabilities
Repurchase agreements	$362,126	$—	$362,126	$(359,270)	$(2,856)	$—
Interest rate swaps	4,045	—	4,045	(43)	(4,002)	—
Swaptions	—	—	—	—	—	—
TBAs	43	—	43	(43)	—	—
Treasury futures	—	—	—	—	—	—

Total Liabilities	$366,214	$—	$366,214	$(359,356)	$(6,858)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2015 and December 31, 2014.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at June 30, 2015 and December 31, 2014.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at June 30, 2015 and December 31, 2014.

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

Recurring Fair Value Measurements

As of June 30, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$292,099	$—	$292,099
Freddie Mac	—	132,311	—	132,311
CMOs	—	8,632	—	8,632

RMBS total	—	433,042	—	433,042
Derivative assets
Interest rate swaps	—	94	—	94
Interest rate swaptions	—	231	—	231
TBAs	—	12	—	12
Treasury Futures	—	—	—	—

Derivative assets total	—	337	—	337
Servicing Related Assets	—	—	92,566	92,566

Total Assets	$—	$433,379	$92,566	$525,945
Liabilities
Derivative liabilities
Interest rate swaps	—	3,812	—	3,812
TBAs	—	31	—	31
Treasury Futures	—	—	—	—

Derivative liabilities total	—	3,843	—	3,843

Total Liabilities	$—	$3,843	$—	$3,843

As of December 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$268,588	$—	$268,588
Freddie Mac	—	140,476	—	140,476
CMOs	—	6,939	—	6,939

RMBS total	—	416,003	—	416,003
Derivative assets
Interest rate swaps	—	46	—	46
Interest rate swaptions	—	291	—	291
TBAs	—	—	—	—
Treasury Futures	—	5	—	5

Derivative assets total	—	342	—	342
Servicing Related Assets	—	—	91,322	91,322

Total Assets	$—	$416,345	$91,322	$507,667
Liabilities
Derivative liabilities
Interest rate swaps	—	4,045	—	4,045
TBAs	—	43	—	43
Treasury Futures	—	—	—	—

Derivative liabilities total	—	4,088	—	4,088

Total Liabilities	$—	$4,088	$—	$4,088

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

In connection with the above, the Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2015 and December 31, 2014 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$—	$91,322
Unrealized gain included in Net Income	(1,916)	3,743	238	38	2,103
Purchases and principal paydowns
Purchases	—	—	—	7,068	7,068
Proceeds from principal paydowns	(3,827)	(3,927)	(113)		(7,867)
Amortization of purchased MSRs				(60)	(60)

Balance at June 30, 2015	$49,055	$34,754	$1,711	$7,046	$92,566

As of December 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$—	$110,306
Unrealized gain included in Net Income	(3,260)	129	(433)	—	(3,564)
Purchases and principal paydowns
Purchases	—	—	2,181	—	2,181
Proceeds from principal paydowns	(8,052)	(9,387)	(162)	—	(17,601)

Balance at December 31, 2014	$54,798	$34,938	$1,586	$—	$91,322

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of June 30, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$49,055	Discounted cash flow	Constant prepayment speed	4.3% - 14.7%	10.4%
			Uncollected payments	2.6% - 7.0%	6.1%
			Discount rate		12.3%
Pool 2	$34,754	Discounted cash flow	Constant prepayment speed	10.3% - 35.1%	15.2%
			Uncollected payments	8.3% - 14.4%	12.9%
			Discount rate		16.9%
Pool 2014	$1,711	Discounted cash flow	Constant prepayment speed	5.6% - 16.4%	10.1%
			Uncollected payments	4.2% - 6.5%	6.1%
			Discount rate		11.8%
MSRs	$7,046	Discounted cash flow	Constant prepayment speed	5.7% - 24.9%	9.5%
			Uncollected payments	1.3% - 3.8%	2.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73

TOTAL	$92,566	Discounted cash flow

As of December 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$54,798	Discounted cash flow	Constant prepayment speed	6.2% - 12.8%	10.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	12.2%
Pool 2	$34,938	Discounted cash flow	Constant prepayment speed	11.9% - 21.9%	16.7%
			Uncollected Payments	9.6% - 15.2%	13.7%
			Discount rate	—	17.3%
Pool 2014	$1,586	Discounted cash flow	Constant prepayment speed	8.7% - 15.4%	12.3%
			Uncollected Payments	2.7% - 6.0%	5.4%
			Discount rate	—	11.8%

TOTAL	$91,322	Discounted cash flow

(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

Fair Value of Financial Instruments

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheet, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments.

•	RMBS available for sale securities, Servicing Related Assets, derivative assets and derivative liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the “Fair Value Measurements” section of this footnote.

•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments.

•	The carrying value of repurchase agreements that mature in less than one year generally approximates fair value due to the short maturities. The Company does not hold any repurchase agreements that are considered long-term.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of June 30, 2015 and December 31, 2014:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of June 30, 2015 and December 31, 2014.

Commitments to Purchase/Sell RMBS

As of June 30, 2015 and December 31, 2014, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade is not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At June 30, 2015, the Company is obligated to purchase approximately $12,000 of Fannie Mae securities and was obligated to sell approximately $31,000 of Fannie Mae securities. At December 31, 2014, the Company was not obligated to purchase any securities and was obligated to sell approximately $43,000 of Fannie Mae securities.

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

Management has determined, as of June 30, 2015, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $384.4 million and $362.1 million of repurchase agreements, with weighted average borrowing rates of 0.43% and 0.38%, as of June 30, 2015 and December 31, 2014, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 55 days and 63 days as of June 30, 2015 and December 31, 2014, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Notes 4 and 8, respectively).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$117,486	0.47%
One to three months	223,886	0.41%
Greater than three months	43,014	0.45%

Total/Weighted Average	$384,386	0.43%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

Note 12 – Notes Payable

At June 30, 2015 the Company had outstanding borrowings of $7.5 million on a $25.0 million Term Loan. The current outstanding borrowings bear interest at 5.5335% and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest is payable monthly.

At June 30, 2015 the Company had outstanding borrowings of approximately $1.8 million on a warehouse facility (“Warehouse Facility”). The Warehouse Facility bears interest at 3.75% and is secured by closed residential mortgage loans. The Warehouse Facility expires on August 31, 2015. For a further discussion of the Warehouse Facility, see Note 14.

At June 30, 2015 the Company had outstanding borrowings of approximately $1.4 million on a MSR finance facility (“MSR Facility”). The MSR Facility bears interest at 4.25% and is due September 30, 2015. The MSR portfolio is pledged to secure this loan. For a further discussion of the MSR Facility, see Note 14.

Note 13 – Income Taxes

The Company has elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short-taxable year ended December 31, 2013. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company can elect to distribute such shortfall within the next year as permitted by the Code.

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for U.S. Federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. Federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a taxable REIT subsidiary (“TRS”) of the Company”, and substantially all activities conducted through CHMI Solutions are subject to federal and state income taxes. CHMI Solutions files a separate tax return and is fully taxed as a standalone U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions is subject to federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Current federal income tax expense	$—	$—
Current state income tax expense	21	5
Deferred federal income tax expense (benefit)	(59)	—
Deferred state income tax expense (benefit)	(11)	—

Total Income Tax Expense (benefit)	$(49)	$5

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below:

	Six Months Ended June 30,
	2015	2014
Computed income tax (benefit) expense at federal rate	(35.0)%	35.0%
State taxes, net of federal benefit, if applicable	0.1%	—%
Permanent differences in taxable income from GAAP pre-tax income	—%	—%
REIT income not subject to tax	34.8%	(35.0)%

Benefit from Provision for Income Taxes/Effective Tax Rate(A)	(0.1)%	—%

(A)	The provision for income taxes is recorded at the taxable subsidiary level.

The Company’s consolidated balance sheets, at June 30, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are recorded at the taxable REIT subsidiary level (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$—	$—
State and local income taxes (payable) receivable	—	—

Income taxes (payable) receivable, net	—	—

	June 30, 2015	December 31, 2014
Deferred tax assets (liabilities)
Deferred tax asset	216	146
Deferred tax liability	—	—

Total net deferred tax assets (liabilities)	216	146

Total tax assets and liabilities, net	$216	$146

The deferred tax asset as of June 30, 2015 and December 31, 2014 primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. CHMI Solutions’ federal and state net operating loss carryforwards at June 30, 2015 and December 31, 2014 were approximately $334,000 and $154,000, respectively, and are available to offset future taxable income and expire in 2035 and 2034, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at June 30, 2015 and December 31, 2014. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 14 – Business Combinations

On May 29, 2015 (the acquisition date), CHMI Solutions acquired 100% of the outstanding voting stock of Aurora. The results of Aurora’s operations have been included in the consolidated financial statements since that date. Aurora is a licensed mortgage origination and servicing company. Aurora is a seller/servicer for Fannie Mae and Freddie Mac. At June 30, 2015, Aurora owned approximately $712.3 million of Fannie Mae and Freddie Mac MSRs.

Aurora’s pipeline of mortgage loans was not closed out as of the acquisition date. As a result, CHMI Solutions agreed to maintain Aurora’s existing Warehouse Facility pending funding and disposition of the mortgage loans in the pipeline. All proceeds of the disposition of the mortgage loans, net of all costs and expenses related hereto, including the costs of the Warehouse Facility, are for the benefit of Aurora’s former owners. At June 30, 2015, approximately $2.1 million of pipeline loans remained and approximately $1.8 million in related warehouse debt was outstanding, which is included in “Notes payable” in the consolidated balance sheets. The net amount due to the previous owners is approximately $539,000 which is included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

The acquisition-date fair value of the consideration transferred totaled approximately $3.9 million, which consisted of cash. Twenty percent (20%) of the consideration was deposited in an escrow account to provide a source of funds for the seller’s indemnification obligations. Transaction-related costs of approximately $95,400 were expensed as incurred, and are included in “General and administrative expenses” on the consolidated income statement. The Company is in the process of obtaining third party valuations of intangible assets, capital leases, and settlement liabilities. Thus, the provisional measurements of those assets and liabilities, and any related deferred income tax assets or liabilities, are subject to change. The Company currently recognizes a bargain purchase gain of approximately $174,000, which is included in “Realized gain (loss) on acquired assets, net” on the consolidated income statement, pending receipt of final valuations for those assets and liabilities described above.

In the Aurora acquisition agreement, the parties agreed to fix the valuation of the MSR portfolio, as a percentage of par, based on third party appraisals obtained at the end of January 2015. The agreement also provided that the UPB of the portfolio would be fixed 90 days after the agreement was signed. Due to the increase in interest rates between January and the closing date at the end of May 2015, the value of the MSR portfolio increased. In addition, the UPB of the portfolio declined between the end of April and the closing date in May. The combination of these factors resulted in a bargain purchase in the amount of approximately $174,000.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Preliminary Fair value of consideration transferred
Cash	$80.0
Mortgage receivables	2,772.1
Servicing escrow advances	409.8
Capital leases	45.9
Deposits held and prepaid items	27.8
MSRs	7,068.5

Total identifiable assets acquired	10,404.1

Current liabilities	1,642.7
Settlement liability	700.0
Assumed debt	3,968.8

Total liabilities assumed	6,311.5

Net identifiable assets acquired	4,092.6
Cash consideration transferred	3,919.0

Gain on bargain purchase	$(173.6)

The amounts of revenue and earnings of Aurora included in the Company’s consolidated income statement from the acquisition date to the period ending June 30, 2015 are as follows (dollars in thousands):

Revenue and earnings included in the consolidated income statement from May 30, 2015 to June 30, 2015
Revenue	$156.0
Earnings	213.0

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for the three and six month periods ended June 30, 2015 and 2014. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$12,554	$661	$11,548	$2,527
Earnings (loss)	$11,345	$(658)	$8,963	$73

Earnings (Loss) Per Share of Common Stock
Basic	$1.51	$(0.09)	$1.19	$0.01
Diluted	$1.51	$(0.09)	$1.19	$0.01
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,504,572	7,509,543	7,503,538
Diluted	7,509,543	7,509,543	7,509,543	7,508,112

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 15 – CHMI Insurance Company

The Company’s indirectly owned subsidiary, CHMI Insurance Company LLC, or CHMI Insurance, became a member of the Federal Home Loan Bank of Indianapolis (the “FHLBI”) on June 26, 2015. As a member of the FHLBI, CHMI Insurance has access to a variety of products and services offered by the FHLBI, including secured advances. As of June 30, 2015 and December 31, 2014, CHMI Insurance had no outstanding advances. To the extent CHMI Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLBI.

The ability to borrow from the FHLBI is subject to continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI by CHMI Insurance. Each advance requires approval by the FHLBI and is secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include conventional 1-4 family residential mortgage loans, commercial real estate loans, Agency RMBS and certain non-Agency RMBS with a rating of A and above.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require CHMI Insurance to provide additional collateral. In addition, as a condition to membership in the FHLBI, CHMI Insurance is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At June 30, 2015, CHMI Insurance had stock in the FHLBI totaling $29,000, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2015, the Company had not recognized an impairment charge related to its FHLBI stock.

Note 16 – Subsequent Events

Events subsequent to June 30, 2015, were evaluated and no additional events were identified requiring further disclosure in these interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), an SEC-registered investment adviser and an affiliate of Freedom Mortgage Corporation, or Freedom Mortgage (“Freedom Mortgage”).

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

We elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with the majority of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $712.3 million as of June 30, 2015. The MSR portfolio is pledged to secure a loan (“MSR Financing”) with an outstanding balance of approximately $1.4 million as of June 30, 2015.

Aurora is licensed to originate and service mortgage loans in Delaware, Florida, Georgia, Maryland, New Jersey and Pennsylvania and is an approved Fannie Mae and Freddie Mac servicer. We continue to discuss the conditions under which Ginnie Mae will approve the change in control, and we are in the process of acquiring seven additional licenses in six states that will permit us to acquire and hold MSRs nationwide.

In April 2015, we and our subsidiary, Cherry Hill QRS II, LLC, entered into a term loan (“Term Loan”) agreement pursuant to which we may borrow up to $25 million prior to August 29, 2015. We borrowed approximately $7.5 million of the available amount to finance the acquisition of Aurora and its servicing portfolio and to fund various liabilities assumed as a result of the transaction. The loan is secured by the pledge of our existing portfolio of Excess MSRs.

We also invest in whole pool RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. From inception through the end of the second quarter, our borrowings for RMBS have consisted of short-term borrowings under master repurchase agreements. However, as discussed below, we expect to use advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) to finance a portion of our RMBS investments.

Our strategy also includes investments in prime mortgage loans. To that end, we formed CHMI Insurance, a captive insurance company licensed by the State of Michigan Department of Insurance and Financial Services, which became a member of the FHLBI prior to the end of the second quarter of 2015. We expect to use advances from the FHLBI initially to finance a portion of our RMBS portfolio and ultimately to finance the acquisition of prime mortgage loans as the market develops.

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our Excess MSRs and RMBS and, the net servicing fee we receive on our MSRs and the accretion/amorization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are underlying the MSRs held by the Company.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs and MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of operations.

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Accounting for Certain Investments in Debt or Equity Securities, with changes in fair value recorded through accumulated other comprehensive income or loss, a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

Impact of Changes in Market Interest Rates on Servicing Related Assets

Our Servicing Related Assets are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance (“UPB”) of their loans or how quickly loans are otherwise liquidated or charged off. Prepayment speeds significantly affect the value of the Servicing Related Assets. The price we pay to acquire Servicing Related Assets is based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of the Servicing Related Assets could exceed their estimated fair value. If the fair value of the Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets and we could ultimately receive substantially less than what we paid for such assets. To the extent we do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets, our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

Voluntary and involuntary prepayment rates may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors, none of which can be predicted with any certainty.

We have attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of our investments. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by the servicer and used to repay a loan underlying an Excess MSR that we previously acquired from that same servicer. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, the servicer may supply a similar Excess MSR. We will seek to enter into such recapture agreements in order to protect our returns in the event of elevated voluntary prepayment rates. To the extent our counterparties, including Freedom Mortgage, are unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our existing investments in Excess MSRs, see “—Our Portfolio—Excess MSRs.” If we were to enter into a recapture agreement with respect to MSRs that we acquire we would expect similar benefits on our investment in those MSRs.

Impact of Interest Rates on Recapture Activity

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity. Since we expect interest rates to rise, which is likely to reduce the level of voluntary prepayments, we expect recapture rates to be significantly lower than what they had been in the past. However, since voluntary prepayment rates are likely to decline at the same time, we expect overall prepayment rates to remain roughly constant.

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

Prepayment speed also affects the value of our RMBS and any prime mortgage loans we may acquire. When we acquire RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our RMBS may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments on our RMBS may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Based on our experience, we expect that over time any adjustable-rate and hybrid RMBS and mortgage loans that we own will experience higher prepayment rates than do fixed-rate RMBS and mortgage loans, as we believe that homeowners with adjustable-rate and hybrid mortgage loans exhibit more rapid housing turnover levels or refinancing activity compared to fixed-rate borrowers. In addition, we anticipate that prepayments on adjustable-rate mortgage loans accelerate significantly as the coupon reset date approaches.

Effects of Spreads on our Assets

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Excess MSRs and Agency RMBS, we are subject to the credit risk of the borrowers under the loans for which we hold MSRs. Through loan level due diligence we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

See “Notes to Consolidated Financial Statements, Note 2 –Basis of Presentation and Significant Accounting Policies” and Note 9 – Fair Value” included in Item 1, “Financial Statements and Supplementary Data,” included in this quarterly report on Form 10-Q for the Company’s Critical Accounting Policies and Use of Estimates.

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest income	$6,199	$6,137	$12,671	$12,148
Interest expense	1,346	1,006	2,581	1,953

Net Interest Income	4,853	5,131	10,090	10,195
Servicing fee income	156	—	156	—
Servicing costs	94	—	94	—
Amortization of PMSRs	60	—	60	—

Net servicing income	2	—	2	—
Other Income (Loss)
Realize gain (loss) on RMBS, net	(115)	75	192	(274)
Realized gain (loss) on derivatives, net	(52)	(187)	(1,294)	(259)
Realized gain (loss) on acquired assets, net	174	—	174	—
Unrealized gain (loss) on derivatives, net	2,835	(2,705)	293	(6,148)
Unrealized gain (loss) on Excess MSRs	4,827	(1,648)	2,065	(978)
Unrealized gain (loss) on investments in MSRs	38	—	38	—

Total Income	12,562	666	11,560	2,536
Expenses
General and administrative expense	634	641	1,355	1,094
Management fee to affiliate	690	679	1,380	1,358

Total Expenses	1,324	1,320	2,735	2,452

Income (Loss) Before Income Taxes	11,238	(654)	8,825	84

(Benefit from) provision for corporate business taxes	(70)	1	(49)	5

Net Income (Loss)	11,308	(655)	8,874	79
Net income allocated to LTIP - OP Units	(103)	3	(81)	(1)

Net income (loss) Applicable to Common Stockholders	$11,205	$(652)	$8,793	$78

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended June 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,046	$3,153	$—	$6,199
Interest expense	19	1,327	—	1,346

Net interest income	3,027	1,826	—	4,853
Servicing fee income	156	—	—	156
Servicing costs	94	—	—	94
Amortization of PMSRs	60	—	—	60

Net servicing income	2	—	—	2
Other income	5,039	2,668	—	7,707
Other operating expenses	—	—	1,324	1,324
Corporate business taxes	(49)	—	(21)	(70)

Net income (loss)	$8,117	$4,494	$(1,303)	$11,308

	Three Months Ended June 30, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,629	$2,508	$—	$6,137
Interest expense	—	1,006	—	1,006

Net interest income	3,629	1,502	—	5,131
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Amortization of PMSRs

Net servicing income	—	—	—	—
Other income	(1,648)	(2,817)	—	(4,465)
Other operating expenses	—	—	1,320	1,320
Corporate business taxes	5	—	(4)	1

Net income (loss)	$1,976	$(1,315)	$(1,316)	$(655)

	Six Months Ended June 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$6,266	$6,405	$—	$12,671
Interest expense	19	2,562	—	2,581

Net interest income	6,247	3,843	—	10,090
Servicing fee income	156	—	—	156
Servicing costs	94	—	—	94
Amortization of PMSRs	60	—	—	60

Net servicing income	2	—	—	2
Other income	2,277	(809)	—	1,468
Other operating expenses	—	—	2,735	2,735
Corporate business taxes	(49)	—	—	(49)

Net income (loss)	$8,575	$3,034	$(2,735)	$8,874

	Six Months Ended June 30, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$7,314	$4,834	$—	$12,148
Interest expense	—	1,953	—	1,953

Net interest income	7,314	2,881	—	10,195
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Amortization of PMSRs	—	—	—	—

Net servicing income	—	—	—	—
Other income	(978)	(6,681)	—	(7,659)
Other operating expenses	—	—	2,452	2,452
Corporate business taxes	5	—	—	5

Net income (loss)	$6,331	$(3,800)	$(2,452)	$79

Interest Income

Interest income for the three and six month periods ended June 30, 2015, as compared to the three and six month periods ended June 30, 2014, increased by approximately $62,000 and $523,000, respectively. This increase was driven primarily by an increase of approximately $645,000 million and $1.6 million in interest income related to RMBS, offset by an approximate $583,000 and $1.0 million decrease in interest income related to our Excess MSRs, respectively.

Interest Expense

Interest expense for the three and six month periods ended June 30, 2015, as compared to the three and six month periods ended June 30, 2014, increased by approximately $340,000 and $628,000, respectively, as a result of additional repurchase agreement borrowings. Our investment in Excess MSRs is unlevered and incurs no interest expense.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three and six month periods ended June 30, 2015, as compared to the three and six month periods ended June 30, 2014, increased by approximately $4.8 million and $2.1 million primarily due to an increase in the fair value of MSR Pool 1 of approximately $1.0 million and a decrease of approximately $1.9 million, respectively, due to fluctuations in modeled prepay speed. The fair value of MSR Pool 2 increased by approximately $3.6 million and $3.7 million for the three and six month periods ended June 30, 2015, respectively.

Change in Fair Value of Derivatives

The fair value of derivatives for the three and six month periods ended June 30, 2015 increased by $5.5 million and $6.4 million, respectively, due to an increase in interest rates during the periods.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2015 decreased by approximately $7,000 and increased by approximately $261,000, respectively, due to costs associated with CHMI Solutions and CHMI Insurance.

Management Fees to Affiliate

Management fees for the three and six month periods ended June 30, 2015 increased by approximately $11,000 and $22,000, respectively, due to an increase pass through for a general counsel.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units for the three and six month periods ended June 30, 2015, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 0.9% of net income.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2015
Accumulated other comprehensive gain (loss), March 31, 2015	$9,125
Net unrealized gain (loss) on RMBS	(6,165)

Accumulated other comprehensive gain (loss), June 30, 2015	$2,960

Six Months Ended June 30, 2015
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Net unrealized gain (loss) on RMBS	(3,681)

Accumulated other comprehensive gain (loss), June 30, 2015	$2,960

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the six months ended June 30, 2015, a 25 basis point decrease in the 10 Year US Treasury rate caused a net unrealized loss on our RMBS of approximately $6.3 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings

•	core earnings per average common share;

Core earnings is a non-GAAP financial measure and is defined as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized gain (loss) on derivatives, unrealized gain (loss) on derivatives and unrealized gain (loss) on investments in Excess MSRs and MSRs and adjusted to exclude outstanding LTIP-OP units in our operating partnership. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

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

Core Earnings Summary

Core earnings for the three month period ended June 30, 2015, as compared to the three month period ended June 30, 2014, decreased by approximately $219,000, or $0.02 per average common share. Core earnings for the six month period ended June 30, 2015, as compared to the six month period ended June 30, 2014, decreased by approximately $357,000, or $0.05 per average common share. These decreases were driven primarily by lower net interest margins on our RMBS and the costs associated with the acquisition of Aurora, licensing costs to permit holding MSRs on a nationwide basis and the establishment of membership with the FHLBI.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$11,308	$(655)	$8,874	$79
Realized gain (loss) on RMBS, net	115	(75)	(192)	274
Realized gain (loss) on derivatives, net	52	187	1,294	259
Realized gain (loss) on acquired assets, net	(174)	—	(174)	—
Unrealized gain (loss) on derivatives, net	(2,835)	2,705	(293)	6,148
Unrealized gain (loss) on investments in Excess MSRs	(4,827)	1,648	(2,065)	978
Unrealized gain (loss) on investments in MSRs	(38)	—	(38)	—

Total core earnings:	$3,601	$3,810	$7,406	$7,738
Core earnings attributable to noncontrolling interests	(33)	(22)	(68)	(42)

Core Earnings Attributable to Common Stockholders	$3,568	$3,788	$7,338	$7,696
Core Earnings Attributable to Common Stockholders, per Share	$0.48	$0.50	$0.98	$1.03
GAAP Net income (Loss) Per Share of Common Stock	$1.49	$(0.09)	$1.17	$0.01

Our Portfolio

Excess MSRs

As of June 2015, 2015 and December 31, 2014, we had approximately $85.5 million and $91.3 million, respectively estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at June 30, 2015 and December 31, 2014, of approximately $16.2 billion and $17.5 billion, respectively. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of June 30, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$44,914	$10,026,722	$7,580,064	40,230	3.49%	317	30	1.0%
Recaptured Loans	3,506		453,772	2,294	3.77%	332	5	0.3
Recapture Agreement	634	—	—		—			—

Pool 1 Total/WA	49,054	10,026,722	8,033,836	42,524	3.51%	318	28	0.9%
Pool 2
Original Pool	21,016	10,704,024	5,786,643	38,070	2.38%	325	33	100.0%
Recaptured Loans	12,954	—	2,073,543	12,739	3.76%	345	7	0.0
Recapture Agreement	785	—	—		—			—

Pool 2 Total/WA	34,755	10,704,024	7,860,186	50,809	2.75%	330	27	73.6%
Pool 2014
Original Pool	1,158	334,672	220,300	1,347	3.65%	333	24	—%
Recaptured Loans	553	—	64,658	306	3.65%	340	5	0.2
Recapture Agreement	—	—	—		—			—

Pool 2014 Total/WA	1,711	334,672	284,958	1,653	3.65%	335	20	0.0%

Total/Weighted Average	$85,520	$21,065,418	$16,178,980	94,986	3.14%	324	27	36.2%

As of December 31, 2014

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$53,586	$10,026,722	$8,605,932	44,787	3.50%	323	24	1.0%
Recaptured Loans	601		109,815	495	4.11%	340	5	—
Recapture Agreement	611	—	—		—			—

Pool 1 Total/WA	54,798	10,026,722	8,715,747	45,282	3.51%	324	24	1.0%
Pool 2
Original Pool	24,988	10,704,024	6,902,453	44,089	2.50%	331	28	100.0%
Recaptured Loans	8,688	—	1,573,522	9,500	3.99%	349	5	—
Recapture Agreement	1,262	—	—		—			—

Pool 2 Total/WA	34,938	10,704,024	8,475,975	53,589	2.77%	334	23	81.4%
Pool 2014
Original Pool	1,405	334,672	276,652	1,610	3.68%	340	17	—%
Recaptured Loans	181	—	31,910	149	3.93%	346	3	—
Recapture Agreement	—	—	—		—			—

Pool 2014 Total/WA	1,586	334,672	308,562	1,759	3.71%	341	16	—%

Total/Weighted Average	$91,322	$21,065,418	$17,500,284	100,630	3.16%	329	23	39.9%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated:

MSR Collateral Characteristics

As of June 30, 2015

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
MSRs
Conventional	$7,046	$712,296	4.06%	0.25%	280	34	0.5%

MSR Total/WA	7,046	712,296	4.06%	0.25%	280	34	0.5%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2015

Asset Type	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$302,909	$289,674	$3,254	$(829)	$292,099	39	(B)	3.82%	3.19%	23
Freddie Mac	141,488	131,373	1,300	(362)	132,311	16	(B)	3.66%	3.18%	22
CMOs	27,964	9,035	19	(422)	8,632	5	Unrated	4.23%	9.89%	13

Total/Weighted Average	$472,361	$430,082	$4,573	$(1,613)	$433,042	60		3.78%	3.32%	23

As of December 31, 2014

Asset Type	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	12.65%	14

Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2015	December 31, 2014
Weighted Average Asset Yield	2.85%	3.05%
Weighted Average Interest Expense	1.39%	1.39%

Net Interest Spread	1.46%	1.67%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the Term Loan and advances from the FHLBI. In the future, sources of funds for liquidity may include potential MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

We have funded the acquisition of our Excess MSRs on an unlevered basis. As of June 30, 2015, we had repurchase agreements with 15 counterparties and approximately $384.4 million of outstanding repurchase agreement borrowings from 13 of those 15 counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at June 30, 2015, was approximately 5.3%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

We used a portion of the approximately $7.5 million we borrowed under the Term Loan in order to acquire Aurora and to fund certain liabilities assumed as a result of that acquisition. Interest on this advance is payable monthly at the rate of 5.53% per annum. Principal will begin amortizing on a ten-year schedule beginning in September and will be due in full in April 2020.

In connection with our acquisition of Aurora, we assumed the obligations under the MSR Facility with an outstanding balance of approximately $1.4 million and currently bearing interest at 4.25% per annum. This facility is secured by the pledge of Aurora’s portfolio of MSRs, and will either be replaced or terminated before September 30, 2015.

On June 26, 2015, CHMI Insurance, our captive insurance subsidiary, became a member of the FHLBI. As a member, CHMI Insurance will have access to advances secured by pledges of RMBS initially and ultimately by other assets including prime mortgage loans.

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

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with our cash flow provided by operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) other-than-temporary impairment on our securities, if any.

Repurchase Agreements

The following tables provide additional information regarding our repurchase agreements. These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the fair value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.3% and 5.4% as of June 30, 2015 and December 31, 2015, respectively.

Repurchase Agreement Characteristics

As of June 30, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$117,486	0.47%
One to three months	223,886	0.41%
Greater than three months	43,014	0.45%

Total/Weighted Average	$384,386	0.43%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%

Total/Weighted Average	$362,126	0.38%

The amount of collateral as of June 30, 2015 and December 31, 2014, including cash, was $405.8 million and $383.5 million, respectively.

The weighted average term to maturity as of June 30, 2015 and December 31, 2014 was 55 days and 63 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $4.1 million and our investing activities used cash of approximately $22.5 million for the six month period ended June 30, 2015. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three and six month periods ended June 30, 2015 were $1.49 and $1.17, respectively.

Our long term view of the attractiveness of the investment opportunities in our target asset classes has not changed. However, the current levels of asset pricing has reduced the available returns. We intend to expand the scope of our investments in our target assets with the goal of creating a more diversified and stable revenue profile. We believe a more stable source of income should provide value to our stockholders over time. Our diversification strategy involves execution risks and requires capital. There is no assurance as to when we will be able to raise that capital, if at all.

Off-balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2015 and December 31, 2014, included repurchase agreements on certain RMBS, borrowings under the Term Loan, the MSR Facility and the Warehouse Facility, our agreements with Freedom Mortgage with respect to certain Excess MSR transactions and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of June 30, 2015 (dollars in thousands):

Contractual Obligations Characteristics

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$384,386	$—	$—	$—	$384,386
Interest on repurchase agreement borrowings(A)	$242	$—	$—	$—	$242
Term Loan
Borrowings under Term Loan facility	$479	$1,920	$5,101	$—	$7,500
Interest on Term Loan borrowings	$405	$1,015	$223	$—	$1,643
Borrowing on MSR Facility
Borrowings under MSR Facility	$1,373	$—	$—	$—	$1,373
Interest on MSR Facility borrowings	$—	$—	$—	$—	$—
Warehouse Facility
Borrowings under Warehouse Facility	$1,827	$—	$—	$—	$1,827
Interest on Warehouse Facility borrowings	$—	$—	$—	$—	$—

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of MSR financing, financing from the FHLBI, warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate changes on our borrowings.

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

During the three months ended June 30, 2015 yields earned remained consistent with the prior quarter but borrowing expenses under repurchase agreements increased from 36 bps to 40bps.

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

Prepayment Risk; Extension Risk

The value of our assets may be affected by prepayment rates on mortgage loans. We anticipate that the mortgage loans, including the mortgage loans underlying our Servicing Related Assets and RMBS, will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated. A slower than anticipated rate of prepayment also will cause the life of the related RMBS to extend beyond that which was projected. As a result we would have a lower yielding asset for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge. With respect to our Servicing Related Assets, if prepayment speeds are significantly greater than expected, the carrying value of our Servicing Related Assets may change. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge. Significant increases in prepayment speeds could also materially reduce the ultimate cash flows we receive from Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of June 30, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$94,319	$89,706	$85,520	$81,706	$78,218
Change in FV	$8,799	$4,186	$—	$(3,814)	$(7,303)
% Change in FV	10%	5%	—%	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$93,132	$89,226	$85,520	$81,714	$78,545
Change in FV	$7,612	$3,706	$—	$(3,806)	$(6,975)
% Change in FV	9%	4%	—%	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$85,236	$85,378	$85,520	$85,662	$85,804
Change in FV	$(284)	$(142)	$—	$142	$284
% Change in FV	(0)%	(0)%	—%	0%	0%

As of December 31, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$100,390	$95,645	$91,322	$87,366	$87,735
Change in FV	$9,068	$4,324	$—	$(3,956)	$(7,587)
% Change in FV	10%	5%	—%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$98,737	$94,898	$91,322	$87,981	$84,855
Change in FV	$7,416	$3,577	$—	$(3,340)	$(6,467)
% Change in FV	8%	4%	—%	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$90,947	$91,134	$91,322	$91,509	$91,696
Change in FV	$(375)	$(187)	$—	$187	$375
% Change in FV	(0)%	(0)%	—%	0%	0%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$7,642	$7,333	$7,046	$6,779	$6,531
Change in FV	$596	$287	$—	$(267)	$(515)
% Change in FV	8%	4%	—%	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$7,813	$7,415	$7,046	$6,703	$6,383
Change in FV	$767	$369	$—	$(343)	$(663)
% Change in FV	11%	5%	—%	(5)%	(9)%
Servicing Cost Shift in %
Estimated FV	$7,382	$7,214	$7,046	$6,878	$6,710
Change in FV	$336	$168	$—	$(168)	$(336)
% Change in FV	5%	2%	—%	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2015

		Fair Value Change
	June 30, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$433,042
RMBS Total Return (%)		(1.12)%	(2.31)%	(3.57)%	(4.88)%	(7.55)%

RMBS Dollar Return		$(4,835)	$(10,005)	$(15,469)	$(21,119)	$(32,700)

As of December 31, 2014

		Fair Value Change
	December 31, 2014	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$416,003
RMBS Total Return (%)		(0.98)%	(2.06)%	(3.20)%	(4.38)%	(6.79)%

RMBS Dollar Return		$(4,081)	$(8,588)	$(13,329)	$(18,203)	$(28,255)

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

In addition, should a servicer of the Excess MSRs that we acquire fail to make required payments, under our acknowledgment agreements with Ginnie Mae, Fannie Mae or Freddie Mac we could be exposed to potential liabilities. Moreover, our current business model relies upon our strategic alliance with Freedom Mortgage. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the agencies we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer.

We have engaged Freedom Mortgage as a subservicer and anticipate that direct servicing of our portfolio of Fannie Mae and Freddie Mac MSRs will be transferred to Freedom Mortgage in the third quarter. Thus we will have additional exposure to Freedom Mortgage but this exposure will be that of vendor/vendee. See our 2014 Annual Report on Form 10-K for a complete list of risk factors related to our business.

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. However, we anticipate that a portion of our RMBS will be financed through secured advances from the FHLBI. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime mortgage loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

Our Excess MSRs and MSRs, as well as some of the assets that may in the future comprise our portfolio, are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Credit Risk

Although we expect relatively low credit risk with respect to our portfolios of Excess MSRs and our Agency RMBS, our investment in MSRs exposes us to the credit risk of borrowers. To the extent we invest in non-Agency RMBS, and prime mortgage loans we expect to encounter credit risk related to these asset classes.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2015, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

In addition to the risk factors previously disclosed in our form 10-K filed on March 16, 2015 with the SEC, the following risk arises by virtue of membership in the FHLBI.

FHLBI membership may be terminated at any time.

In the fall of 2014, the FHFA published a proposed rulemaking regarding membership in the FHLB system. Among other effects, the rulemaking would exclude captive insurers from membership, including our subsidiary member, CHMI Insurance. if the proposed rule were to be implemented in its current form, the membership of certain captive insurance companies, including ours, would be terminated immediately and any outstanding advances at that time would become due and payable in full, including any applicable prepayment penalty, regardless of the original term of the advance. We continue to closely monitor matters that could impact the FHLB membership of our subsidiary.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 10, 2015	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

August 10, 2015	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2015

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