Form 10-Q
period 2015-09-30
Cherry Hill Mortgage Investment Corp
filed 2015-11-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, there were 7,519,038 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014
(in thousands — except share data)

	September 30, 2015	December 31, 2014
Assets
RMBS, available-for-sale	$580,084	$416,003
Investments in Servicing Related Assets at fair value	85,553	91,322
Cash and cash equivalents	12,661	12,447
Restricted cash	15,110	6,947
Derivative assets	191	342
Receivables from unsettled trades	-	309
Receivables and other assets	8,586	4,556
Total Assets	$702,185	$531,926
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$440,727	$362,126
Federal Home Loan Bank advances	67,350	-
Derivative liabilities	9,479	4,088
Notes payable	26,045	-
Dividends payable	3,684	3,830
Due to affiliates	785	769
Accrued expenses and other liabilities	1,634	795
Total Liabilities	$549,704	$371,608
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,519,038 shares issued and outstanding as of September 30, 2015 and 7,509,543 shares issued and outstanding as of December 31, 2014	75	75
Additional paid-in capital	148,295	148,258
Retained earnings (deficit)	(2,727)	4,799
Accumulated other comprehensive income	6,054	6,641
Total CHMI Stockholders’ Equity	$151,697	$159,773
Non-controlling interests in operating partnership	784	545
Total Stockholders’ Equity	$152,481	$160,318
Total Liabilities and Stockholders’ Equity	$702,185	$531,926

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Interest income	$6,508	$6,244	$19,179	$18,392
Interest expense	1,643	1,164	4,224	3,117
Net interest income	4,865	5,080	14,955	15,275
Servicing fee income	463	-	619	-
Servicing costs	366	-	460	-
Amortization of MSRs	216	-	276	-
Net servicing income (loss)	(119)	-	(117)	-
Other income (loss)
Realized gain (loss) on RMBS, net	269	48	461	(226)
Realized gain (loss) on derivatives, net	(947)	(1,025)	(2,241)	(1,284)
Realized gain (loss) on acquired assets, net	-	-	174	-
Unrealized gain (loss) on derivatives, net	(4,986)	2,025	(4,693)	(4,123)
Unrealized gain (loss) on investments in Excess MSRs	(2,754)	(2,050)	(689)	(3,028)
Unrealized gain (loss) on investments in MSRs	(325)	-	(287)	-
Total Income	(3,997)	4,078	7,563	6,614
Expenses
General and administrative expense	622	744	1,998	1,843
Management fee to affiliate	690	520	2,070	1,878
Total Expenses	1,312	1,264	4,068	3,721
Income (Loss) Before Income Taxes	(5,309)	2,814	3,495	2,893
Provision for corporate business taxes	(139)	-	(209)	-
Net Income (Loss)	(5,170)	2,814	3,704	2,893
Net (income) loss allocated to noncontrolling interests	46	(26)	(35)	(27)
Net Income (Loss) Applicable to Common Stockholders	$(5,124)	$2,788	$3,669	$2,866
Net income (Loss) Per Share of Common Stock
Basic	$(0.68)	$0.37	$0.49	$0.38
Diluted	$(0.68)	$0.37	$0.49	$0.38
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,506,560	7,509,543	7,504,546
Diluted	7,511,653	7,509,543	7,510,246	7,508,589

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,170)	$2,814	$3,704	$2,893
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	3,363	(1,922)	(126)	6,754
Reclassification of net realized (gain) loss on RMBS in earnings	(269)	(48)	(461)	226
Other comprehensive income (loss)	3,094	(1,970)	(587)	6,980
Comprehensive income (loss)	$(2,076)	$844	$3,117	$9,873
Comprehensive income (loss) attributable to noncontrolling interests	(18)	8	30	91
Comprehensive income (loss) attributable to common stockholders	$(2,058)	$836	$3,087	$9,782

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the nine month periods ended September 30, 2015 and 2014
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	-	(A)	143	-	-	-	143
Net Income	-	-		-	-	2,866	27	2,893
Other Comprehensive Income	-	-		-	6,980	-	-	6,980
LTIP-OP Unit awards	-	-		-	-	-	219	219
Distribution paid on LTIP-OP Units	-	-		-	-	-	(69)	(69)
Common dividends declared, $1.52 per share	-	-		-	-	(11,415)	-	(11,415)
Balance, September 30, 2014	7,509,543	$75		$148,221	$1,947	$9,146	$484	$159,873
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	9,495	-	(A)	37	-	-	-	37
Net Income	-	-		-	-	3,669	35	3,704
Other Comprehensive Income	-	-		-	(587)	-	-	(587)
LTIP-OP Unit awards	-	-		-	-	-	308	308
Distribution paid on LTIP-OP Units	-	-		-	-	-	(104)	(104)
Common dividends declared, $1.49 per share	-	-		-	-	(11,195)	-	(11,195)
Balance, September 30, 2015	7,519,038	$75		$148,295	$6,054	$(2,727)	$784	$152,481

(A)	de minimis ($95.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$3,704	$2,893
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(461)	226
Realized gain on bargain purchase	(174)	-
Amortization of MSRs	276	-
Accretion of premium and other amortization	2,515	1,333
Change in fair value of investments in Servicing Related Assets	976	3,028
Unrealized (gain) loss on derivatives, net	4,693	4,123
Realized (gain) loss on derivatives, net	2,241	1,284
LTIP-OP Unit awards	308	219
Changes in:
Receivables from unsettled trades	309	7,239
Receivables and other assets	2,257	389
Due to affiliate	16	(86)
Accrued expenses and other liabilities	(685)	888
Net cash provided by (used in) operating activities	$15,975	$21,536
Cash Flows From Investing Activities
Purchase of RMBS	(255,493)	(125,280)
Principal paydown of RMBS	33,164	16,187
Proceeds from sale of RMBS	55,607	25,877
Acquisition of Excess MSRs	-	(2,181)
Principal paydown of Excess MSRs	11,585	13,437
Aurora acquisition, net of cash received	(3,839)	-
Acquisition of MSRs	-	-
Purchase of derivatives	(2,423)	(1,077)
Sale of derivatives	206	115
Purchases of Federal Home Loan Bank stock	(3,031)	-
Net cash provided by (used in) investing activities	$(164,224)	$(72,922)
Cash Flows From Financing Activities
Changes in restricted cash	(8,163)	(2,555)
Borrowings under repurchase agreements	1,228,129	1,251,413
Repayments of repurchase agreements	(1,149,523)	(1,183,476)
Proceeds from Federal Home Loan Bank advances	67,350	-
Proceeds from bank loans	25,000	-
Principal paydown of bank loans	(2,923)	-
Dividends paid	(11,340)	(10,959)
LTIP-OP Units distributions paid	(104)	(69)
Issuance of common stock, net of offering costs	37	143
Net cash provided by (used in) financing activities	$148,463	$54,497
Net Increase (Decrease) in Cash and Cash Equivalents	$214	$3,111
Cash and Cash Equivalents, Beginning of Period	12,447	10,375
Cash and Cash Equivalents, End of Period	$12,661	$13,486
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,030	$2,825
Dividends declared but not paid	$3,684	$3,830

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)
Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, at December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at September 30, 2015 and December 31, 2014, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the short taxable year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the three and nine month periods ended September 30, 2015 and in the year ended December 31, 2014, were settled.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.7 million and $1.3 million in interest income was receivable at September 30, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Investments in Excess MSRs

Classification – The Company has elected the fair value option to record its investments in Excess MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.1 million and $2.7 million in Excess MSR cashflow was receivable at September 30, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Investments in MSRs

Classification – The Company has elected the fair value option to record its investments in MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the Receivables and other assets line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $377,000 in reimbursable servicing advances was receivable at September 30, 2015, and has been classified within “Receivables and other assets” on the consolidated balance sheet. For further discussion on Receivables and other assets, see Note 14.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of comprehensive income. The difference between the fair value of MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $9.5 million), borrowings under its repurchase agreements (approximately $4.5 million) as well as cash held that relates to the $24.8 million of borrowings on a term loan (“Term Loan”) (approximately $1.1 million). For further information on the restricted cash as it relates to the Term Loan, see Note 14.

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized gain (loss) on RMBS, net
Gain on RMBS	$272	$64	$595	$139
Loss on RMBS	(3)	(16)	(134)	(365)
Net realized gain (loss) on RMBS	269	48	461	(226)
Realized gain (loss) on derivatives, net	(947)	(1,025)	(2,241)	(1,284)
Unrealized gain (loss) on derivatives, net	(4,986)	2,025	(4,693)	(4,123)
Total	$(5,664)	$1,048	$(6,473)	$(5,633)

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

Federal Home Loan Bank of Indianapolis (“FHLBI”) Advances

Advances from the FHLBI are secured by the pledge of Agency RMBS, have bullet maturities and bear interest at rates based on specified margins over LIBOR. Advances are treated as collateralized financing transactions and are carried at their contractual amounts. Interest is recorded at the contractual amount on an accrual basis.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statement of income (loss) from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We applied this guidance to the Aurora acquisition.

Recent Accounting Pronouncements

Business Combinations -In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends ASC 805, Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to previously identified provisional amounts in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Currently, management does not anticipate that the adoption of ASU 2015-16 will have a material impact on the consolidated statement of income (loss) or earnings per share.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) "All Other" which consists primarily of general and administrative expenses including fees to the directors and management fees pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2015
Interest income	$3,106	$3,402	$-	$6,508
Interest expense	177	1,466	-	1,643
Net interest income	2,929	1,936	-	4,865
Servicing fee income	463	-	-	463
Servicing costs	366	-	-	366
Amortization of MSRs	216	-	-	216
Net servicing income	(119)	-	-	(119)
Other income	(3,079)	(5,664)	-	(8,743)
Other operating expenses	-	-	1,312	1,312
(Benefit from) provision for corporate business taxes	(139)	-	-	(139)
Net income (loss)	$(130)	$(3,728)	$(1,312)	$(5,170)
Three Months Ended September 30, 2014
Interest income	$3,477	$2,767	$-	$6,244
Interest expense	-	1,164	-	1,164
Net interest income	3,477	1,603	-	5,080
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Amortization of MSRs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(2,050)	1,048	-	(1,002)
Other operating expenses	-	-	1,264	1,264
(Benefit from) provision for corporate business taxes	-	-	-	-
Net income (loss)	$1,427	$2,651	$(1,264)	$2,814
Nine Months Ended September 30, 2015
Interest income	$9,372	$9,807	$-	$19,179
Interest expense	196	4,028	-	4,224
Net interest income	9,176	5,779	-	14,955
Servicing fee income	619	-	-	619
Servicing costs	460	-	-	460
Amortization of MSRs	276	-	-	276
Net servicing income	(117)	-	-	(117)
Other income	(802)	(6,473)	-	(7,275)
Other operating expenses	-	-	4,068	4,068
(Benefit from) provision for corporate business taxes	(209)	-	-	(209)
Net income (loss)	$8,466	$(694)	$(4,068)	$3,704
Nine Months Ended September 30, 2014
Interest income	$10,791	$7,601	$-	$18,392
Interest expense	-	3,117	-	3,117
Net interest income	10,791	4,484	-	15,275
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Amortization of MSRs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(3,028)	(5,633)	-	(8,661)
Other operating expenses	-	-	3,721	3,721
(Benefit from) provision for corporate business taxes	-	-	-	-
Net income (loss)	$7,763	$(1,149)	$(3,721)	$2,893
Balance Sheet
September 30, 2015
Investments	$85,553	$580,084	$-	$665,637
Other assets	2,131	17,042	17,375	36,548
Total assets	87,684	597,126	17,375	702,185
Debt	25,054	509,068	-	534,122
Other liabilities	-	9,736	5,846	15,582
Total liabilities	25,054	518,804	5,846	549,704
GAAP book value	$62,630	$78,322	$11,529	$152,481
December 31, 2014
Investments	$91,322	$416,003	$-	$507,325
Other assets	2,713	8,920	12,968	24,601
Total assets	94,035	424,923	12,968	531,926
Debt	-	362,126	-	362,126
Other liabilities	-	4,319	5,163	9,482
Total liabilities	-	366,445	5,163	371,608
GAAP book value	$94,035	$58,478	$7,805	$160,318

Note 4 — Investments in RMBS

The following is a summary of the Company’s RMBS investments as of the periods indicated, all of which are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2015

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$390,895	$373,205	$4,926	$(267)	$377,864	50	(B)	3.78%	2.88%	23
Freddie Mac	198,885	188,788	2,127	(26)	190,889	22	(B)	3.64%	2.24%	23
CMOs	30,964	12,038	-	(707)	11,331	6	Unrated	3.86%	7.14%	12
Total/Weighted Average	$620,744	$574,031	$7,053	$(1,000)	$580,084	78		3.73%	2.75%	23

As of December 31, 2014

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	-	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	-	(166)	6,939	4	Unrated	4.18%	12.65%	14
Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average stated maturity. No individual security matures within 10 years as of December 31, 2014.

Summary of RMBS Assets by Maturity

As of September 30, 2015

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
Less than 1 Year	$-	$-	$-	$-	$-	-		-%	-%	-
1-5 Years	-	-	-	-	-	-		-%	-%	-
5-10 Years	12,488	12,601	-	(171)	12,430	4	(B)	3.95%	3.84%	9
Over 10 Years	608,256	561,430	7,053	(829)	567,654	74	(B)	3.73%	2.73%	23
Total/Weighted Average	$620,744	$574,031	$7,053	$(1,000)	$580,084	78		3.73%	2.75%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average stated maturity.

At September 30, 2015 and December 31, 2014, the Company pledged Agency RMBS investments with a carrying value of approximately $461.4 million and $380.7 million, respectively, as collateral for repurchase agreements. At September 30, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $76.1 million, as collateral for FHLBI advances. At September 30, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three and nine month periods ended September 30, 2015 and 2014, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

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

RMBS Unrealized Loss Positions

As of September 30, 2015

	Original Face Value		Gross Unrealized Losses			Weighted Average
Asset Type		Book Value		Carrying Value(A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years)(C)
Less than Twelve Months	$87,039	$88,777	$(423)	$88,354	15	(B)	3.53%	3.20%	20
Twelve or More Months	24,464	5,498	(577)	4,921	3	(B)	4.11%	13.71%	14
Total/Weighted Average	$111,503	$94,275	$(1,000)	$93,275	18		3.56%	3.75%	20

As of December 31, 2014

	Original Face Value		Gross Unrealized Losses			Weighted Average
Asset Type		Book Value		Carrying Value(A)	Number of Securities	Rating	Coupon	Yield	Maturity (Years)(C)
Less than Twelve Months	$35,404	$16,946	$(176)	$16,770	5	(B)	3.78%	7.21%	23
Twelve or More Months	-	-	-	-	-		-%	-%	-
Total/Weighted Average	$35,404	$16,946	$(176)	$16,770	5		3.78%	7.21%	23

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average stated maturity. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

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

On May 29, 2015, in conjunction with the acquisition of Aurora, we acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million. We have not entered into a recapture agreement covering the MSRs as of September 30, 2015.

On June 10, 2015, the Company agreed to transfer the direct servicing of the MSR portfolio to Freedom Mortgage pursuant to a subservicing agreement between CHMI Solutions and Freedom Mortgage. The transfer occured in September 2015. Pending the transfer, the former servicing employees of Aurora, now employees of Freedom Mortgage, directly serviced the portfolio for Aurora. The servicing, which was provided at cost pursuant to the Management Agreement with the Manager and the Services Agreement between the Manager and Freedom Mortgage. The cost for such services during the third quarter of 2015 is included in servicing costs on the consolidated statements of income (loss). The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$7,681,538	$42,760	$43,704	3.51%	26.3	$(5,504)
Pool 1 - Recapture Agreement	-	2,209	566			645
Pool 2	7,538,860	19,047	32,361	2.76%	27.4	3,662
Pool 2 - Recapture Agreement	-	1,780	887			398
Pool 2014	274,775	1,851	1,530	3.65%	27.7	110
Pool 2014 - Recapture Agreement	-	-	-			-
MSRs	690,305	6,792	6,505	4.06%	23.0	(287)
Total	$16,185,478	$74,439	$85,553	3.18%	26.7	$(976)

As of December 31, 2014

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,715,747	$48,134	$54,187	3.51%	27.0	$(2,889)
Pool 1 - Recapture Agreement	-	2,506	611			(371)
Pool 2	8,475,975	24,578	33,676	2.77%	27.8	2,011
Pool 2 - Recapture Agreement	-	2,002	1,262			(1,882)
Pool 2014	308,562	2,019	1,586	3.71%	28.4	(433)
Pool 2014 - Recapture Agreement	-	-	-			-
Total	$17,500,284	$79,239	$91,322	3.16%	27.4	$(3,564)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of September 30, 2015 and December 31, 2014 is reflected in the respective pool.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of September 30, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	11.6%
Texas	9.7%
Florida	6.8%
Virginia	6.2%
North Carolina	5.5%
Georgia	5.3%
Washington	5.0%
All other	49.9%
Total	100.0%

As of December 31, 2014

Percentage of Total Outstanding Unpaid Principal Balance
California	13.3%
Texas	10.1%
Florida	6.9%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.3%
Washington	5.1%
All other	47.1%
Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of September 30, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders		-

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Shareholders		-

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

The table below sets forth certain information regarding the LTIP-OP Units that have been granted by the board of directors (dollars in thousands, except per share data):

LTIP-OP Unit Grant Information

Grant Date	Number of Grantees	Stock Price on Grant Date	Number of Units Granted	Aggregate Fair Market Value
September 9, 2015	12	$15.80	35,000	$553
June 10, 2014	10	$19.33	31,350	$606
October 9, 2013	11	$20.00	37,500	$750

Except for 7,500 LTIP-OP Units that were granted to the Company’s independent directors at the time of the IPO, which vested immediately, LTIP-OP Units vest ratably over the first three year anniversaries of the grant date. The fair value of each LTIP-OP Unit was determined based on the initial offering price of the Company’s common stock  in the case of the grant to the independent directors and based on the closing price of the Company’s common stock on the applicable grant date in all other cases.

As of September 30, 2015, 27,950 LTIP-OP Units have vested. The Company recognized approximately $115,900 and $100,500 in share-based compensation expense in the three month periods ended September 30, 2015 and 2014, respectively. The Company recognized approximately $308,000 and $219,000 in share-based compensation expense in the nine month periods ended September 30, 2015 and 2014, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of September 30, 2015, related to the 75,900 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

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

On September 9, 2015, the Company granted each of the independent directors pursuant to the 2013 Plan 3,165 restricted shares of common stock (for a total of 9,495 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years.

As of September 30, 2015, 1,377,112 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of September 30, 2015, the non-controlling interest holders in the Operating Partnership owned 103,850 LTIP-OP Units, or approximately 1.4% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders and participating securities	$(5,170)	$2,814	$3,704	$2,893
Net income allocable to common stockholders	$(5,124)	$2,788	$3,669	$2,866
Denominator:
Weighted average common shares outstanding	7,509,543	7,506,560	7,509,543	7,504,546
Weighted average diluted shares outstanding	7,511,653	7,509,543	7,510,246	7,508,589
Basic and Dilutive:
Basic earnings per share	$(0.68)	$0.37	$0.49	$0.38
Diluted earnings per share	$(0.68)	$0.37	$0.49	$0.38

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies and the investment guidelines that are approved and monitored by the Company’s board of directors. The initial term of the Management Agreement was extended from October 9, 2016 to October 22, 2020, subsequent to the end of the third quarter. The agreement is subject to automatic renewal for successive one-year terms, subject to certain termination rights. The Manager’s performance is reviewed annually and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement, calculated and payable quarterly in arrears.

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

Management Fee to Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees	$560	$390	$1,680	$1,598
Expense reimbursement	130	130	390	280
Total	$690	$520	$2,070	$1,878

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three (3) years, expiring on September 1, 2018 and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement.  Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

Other Affiliated Entities

See Note 5 for a discussion of the co-investments in Excess MSRs with Freedom Mortgage and the services provided by Freedom Mortgage during the period prior to transfer to Freedom Mortgage of the direct servicing obligations for the MSRs. See Note 10 for a discussion of the Acknowledgement Agreement among the Company, Freedom Mortgage and Ginnie Mae entered into in connection with the co-investements in Excess MSRs.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	September 30, 2015	December 31, 2014
Notional amount of interest rate swaps	$323,800	$224,100
Notional amount of swaptions	125,000	105,000
Notional amount of TBAs, net	(10,000)	-
Notional amount of Treasury Futures	-	8,000
Total notional amount	$438,800	$337,100

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2015	$323,800	1.74%	0.31%	4.8
December 31, 2014	$224,100	1.84%	0.23%	5.4

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended September 30,		Nine Months Ended September 30,
Non-Hedge Derivatives	Income Statement Location	2015	2014	2015	2014
Interest rate swaps	Realized gain/(loss) on derivative assets	$(304)	$(389)	$(1,241)	$(226)
Swaptions	Realized gain/(loss) on derivative assets	(525)	(571)	(461)	(861)
TBAs	Realized gain/(loss) on derivative assets	(90)	(32)	(166)	(107)
Treasury futures	Realized gain/(loss) on derivative assets	(28)	(33)	(373)	(90)
Total		$(947)	$(1,025)	$(2,241)	$(1,284)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$-	$-	$-	$-	$-	$-
Swaptions	180	-	180	(180)	-	-
TBAs	11	-	11	(11)	-	-
Treasury futures	-	-	-	-	(54)
Total Assets	$191	$-	$191	$(191)	$(54)	$-

Liabilities
Repurchase agreements	$440,727	$-	$440,727	$(436,245)	$(4,482)	$-
Interest rate swaps	9,479	-	9,479	-	(9,479)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$450,206	$-	$450,206	$(436,245)	$(13,961)	$-

As of December 31, 2014

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$46	$-	$46	$(46)	$-	$-
Swaptions	291	-	291	(291)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	5	-	5	(5)	(89)
Total Assets	$342	$-	$342	$(342)	$(89)	$-

Liabilities
Repurchase agreements	$362,126	$-	$362,126	$(359,270)	$(2,856)	$-
Interest rate swaps	4,045	-	4,045	(43)	(4,002)	-
Swaptions	-	-	-	-	-	-
TBAs	43	-	43	(43)	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$366,214	$-	$366,214	$(359,356)	$(6,858)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2015 and December 31, 2014.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at September 30, 2015 and December 31, 2014.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at September 30, 2015 and December 31, 2014.

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

Recurring Fair Value Measurements

As of September 30, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$377,864	$-	$377,864
Freddie Mac	-	190,889	-	190,889
CMOs	-	11,331	-	11,331
RMBS total	-	580,084	-	580,084
Derivative assets
Interest rate swaps	-	-	-	-
Interest rate swaptions	-	180	-	180
TBAs	-	11	-	11
Treasury Futures	-	-	-	-
Derivative assets total	-	191	-	191
Servicing related assets	-	-	85,553	85,553
Total Assets	$-	$580,275	$85,553	$665,828
Liabilities
Derivative liabilities
Interest rate swaps	-	9,479	-	9,479
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	9,479	-	9,479
Total Liabilities	$-	$9,479	$-	$9,479

As of December 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$268,588	$-	$268,588
Freddie Mac	-	140,476	-	140,476
CMOs	-	6,939	-	6,939
RMBS total	-	416,003	-	416,003
Derivative assets
Interest rate swaps	-	46	-	46
Interest rate swaptions	-	291	-	291
TBAs	-	-	-	-
Treasury Futures	-	5	-	5
Derivative assets total	-	342	-	342
Servicing Related Assets	-	-	91,322	91,322
Total Assets	$-	$416,345	$91,322	$507,667
Liabilities
Derivative liabilities
Interest rate swaps	-	4,045	-	4,045
TBAs	-	43	-	43
Treasury Futures	-	-	-	-
Derivative liabilities total	-	4,088	-	4,088
Total Liabilities	$-	$4,088	$-	$4,088

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and management. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

In connection with the above, the Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2015 and December 31, 2014 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$-	$91,322
Unrealized gain included in Net Income	(4,859)	4,060	110	(287)	(976)
Purchases and principal paydowns
Purchases	-	-	-	7,068	7,068
Proceeds from principal paydowns	(5,669)	(5,750)	(166)	-	(11,585)
Amortization of MSRs				(276)	(276)
Balance at September 30, 2015	$44,270	$33,248	$1,530	$6,505	$85,553

As of December 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2013	$66,110	$44,196	$-	$-	$110,306
Unrealized gain included in Net Income	(3,260)	129	(433)	-	(3,564)
Purchases and principal paydowns
Purchases	-	-	2,181	-	2,181
Proceeds from principal paydowns	(8,052)	(9,387)	(162)	-	(17,601)
Balance at December 31, 2014	$54,798	$34,938	$1,586	$-	$91,322

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of September 30, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$44,270	Discounted cash flow	Constant prepayment speed	4.2% - 19.2%	11.1%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Pool 2	$33,248	Discounted cash flow	Constant prepayment speed	9.3% - 34.8%	15.4%
			Uncollected Payments	8.7% - 14.1%	12.8%
			Discount rate		16.8%
Pool 2014	$1,530	Discounted cash flow	Constant prepayment speed	4.0% - 22.7%	11.5%
			Uncollected Payments	4.7% - 6.7%	6.3%
			Discount rate		11.9%
MSRs	$6,505	Discounted cash flow	Constant prepayment speed	0.1% - 23.4%	10.5%
			Uncollected payments	1.2% - 1.8%	1.7%
			Discount rate		8.3%
			Annual cost to service, per loan		$72
TOTAL	$85,553	Discounted cash flow

As of December 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$54,798	Discounted cash flow	Constant prepayment speed	6.2% - 12.8%	10.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	12.2%
Pool 2	$34,938	Discounted cash flow	Constant prepayment speed	11.9% - 21.9%	16.7%
			Uncollected Payments	9.6% - 15.2%	13.7%
			Discount rate	—	17.3%
Pool 2014	$1,586	Discounted cash flow	Constant prepayment speed	8.7% - 15.4%	12.3%
			Uncollected Payments	2.7% - 6.0%	5.4%
			Discount rate	—	11.8%
TOTAL	$91,322	Discounted cash flow

(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of September 30, 2015 and December 31, 2014:

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Company relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct Company operations. For further discussion regarding the Management Fee,  see Note 7.

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of September 30, 2015 and December 31, 2014.

Commitments to Purchase/Sell RMBS

As of September 30, 2015 and December 31, 2014, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. At September 30, 2015, and December 31, 2014, the Company was not obligated to purchase any securities and was obligated to sell approximately $11,500 and $43,000 of Fannie Mae securities, respectively.

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

Management has determined, as of September 30, 2015, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $440.7 million and $362.1 million of repurchase agreements, with weighted average borrowing rates of 0.49% and 0.38%, as of September 30, 2015 and December 31, 2014, respectively, after giving effect to the Company’s interest rate swaps. The Company’s obligations under these agreements had weighted average remaining maturities of 49 days and 63 days as of September 30, 2015 and December 31, 2014, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Notes 4 and 8, respectively).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$145,098	0.46%
One to three months	285,455	0.50%
Greater than three months	10,174	0.54%
Total/Weighted Average Repurchase Agreements	$440,727	0.49%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%
Total/Weighted Average	$362,126	0.38%

Note 12 – FHLBI Advances

The Company had outstanding approximately $67.4 million of FHLBI advances, with a weighted average borrowing rate of 0.53% as of September 30, 2015. The Company’s obligations under these advances had a weighted average remaining maturity of 145 days as of September 30, 2015. Agency RMBS and FHLBI stock have been pledged as collateral for these advances (see Note 4).

The FHLBI Advances had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of September 30, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$-	-%
One to three months	16,600	0.42%
Greater than three months	50,750	0.57%
Total/Weighted Average Federal Home Loan Bank advances	$67,350	0.53%

Note 13 – Notes Payable

At September 30, 2015 the Company had outstanding borrowings of $24.8 million on a $25.0 million Term Loan. The outstanding borrowings bear interest at a weighted average interest rate of 5.5675% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly.

At September 30, 2015 the Company had outstanding borrowings of approximately $1.3 million on a MSR finance facility (“MSR Facility”). The borrowings under the MSR Facility bear interest at 4.25%. The maturity date of the MSR Facility has been extended to November 30, 2015. The MSR portfolio is pledged to secure this loan. For a further discussion of the MSR Facility, see Note 16.

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2015 and December 31, 2014 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2015	December 31, 2014
Excess servicing fee income	$2,051	$2,713
Servicing advances	711	-
Interest receivable	1,741	1,322
Federal Home Loan Bank stock	3,031	-
Deferred tax receivable	424	146
Other receivables	628	375
Total other assets	$8,586	$4,556

Note 15 – Income Taxes

The Company has elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company can elect to distribute such shortfall within the next year as permitted by the Code.

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a taxable REIT subsidiary (“TRS”) of the Company, and substantially all activities conducted through CHMI Solutions are subject to federal and state income taxes. CHMI Solutions files a separate tax return and is fully taxed as a standalone U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions is subject to federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Current federal income tax expense (benefit)	$-	$-
Current state income tax expense (benefit)	-	-
Deferred federal income tax expense (benefit)	(188)	-
Deferred state income tax expense (benefit)	(21)	-
Total Income Tax Expense (benefit)	$(209)	$-

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2015		2014
Computed income tax (benefit) expense at federal rate	$1,223	35.0%	$1,013	35.0%
State taxes, net of federal benefit, if applicable	136	3.9%	113	3.9%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	-	-%
REIT income not subject to tax	(1,568)	(44.9)%	(1,126)	(38.9)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(209)	(6.0)%	$-	-%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

Nine Months Ended September 30,
	2015	2014
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$-	$-
State and local income taxes (payable) receivable	-	-
Income taxes (payable) receivable, net	-	-

	September 30, 2015	December 31, 2014
Deferred tax assets (liabilities)
Deferred tax asset - organizational expenses	72	84
Deferred tax asset - mortgage servicing rights	100	-
Deferred tax asset - net operating loss	252	62
Deferred tax liability - gain on bargain purchase	(68)	-
Total net deferred tax assets (liabilities)	$356	$146

The deferred tax asset as of September 30, 2015 and December 31, 2014 primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. CHMI Solutions’ federal and state net operating loss carryforwards at September 30, 2015 and December 31, 2014 were approximately $600,000 and $154,000, respectively, and are available to offset future taxable income and expire in 2035 and 2034, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at September 30, 2015 and December 31, 2014. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Business Combinations

On May 29, 2015 (the acquisition date), CHMI Solutions acquired 100% of the outstanding voting stock of Aurora. The results of Aurora’s operations have been included in the consolidated financial statements since that date. Aurora is a licensed mortgage origination and servicing company. Aurora is a seller/servicer for Fannie Mae and Freddie Mac. At September 30, 2015, Aurora owned approximately $690.3 million of Fannie Mae and Freddie Mac MSRs.

Aurora’s pipeline of mortgage loans was not closed out as of the acquisition date. As a result, CHMI Solutions agreed to maintain Aurora’s existing Warehouse Facility pending funding and disposition of the mortgage loans in the pipeline which occurred prior to the end of the third quarter of 2015. All proceeds of the disposition of the mortgage loans, net of all costs and expenses related hereto, including the costs of the Warehouse Facility, were for the benefit of Aurora’s former owners. The Warehouse Facility expired on August 31, 2015.

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

The amounts of revenue and earnings of Aurora included in the Company’s consolidated income statement from the acquisition date to the period ending September 30, 2015 are as follows (dollars in thousands):

	Revenue and earnings included in the consolidated income statement
	Three Months Ended September 30, 2015	For the period from May 30, 2015 to September 30, 2015
Revenue	$463.0	$619.0
Earnings	(353.0)	(140.0)

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for the three and nine month periods ended September 30, 2015 and 2014. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$(3,997)	$3,725	$7,053	$5,906
Earnings (loss)	$(5,170)	$2,602	$3,563	$2,563

Earnings (Loss) Per Share of Common Stock
Basic	$(0.68)	$0.35	$0.47	$0.34
Diluted	$(0.68)	$0.35	$0.47	$0.34
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,506,560	7,509,543	7,504,546
Diluted	7,511,653	7,509,543	7,510,246	7,508,589

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 17 – CHMI Insurance Company

The Company’s indirectly owned subsidiary, CHMI Insurance Company LLC, or CHMI Insurance, became a member of the FHLBI on June 26, 2015. As a member of the FHLBI, CHMI Insurance has access to a variety of products and services offered by the FHLBI, including secured advances. As of September 30, 2015 and December 31, 2014, CHMI Insurance had $67.4 million and $0, respectively, of outstanding advances. To the extent CHMI Insurance has uncommitted capacity, it may be adjusted at the sole discretion of the FHLBI.

The ability to borrow from the FHLBI is subject to continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLBI by CHMI Insurance. Each advance requires approval by the FHLBI and is secured by collateral in accordance with the FHLBI’s credit and collateral guidelines, as may be revised from time to time by the FHLBI. Eligible collateral may include conventional 1-4 family residential mortgage loans, commercial real estate loans, Agency RMBS and certain non-Agency RMBS.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require CHMI Insurance to provide additional collateral. In addition, as a condition to membership in the FHLBI, CHMI Insurance is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At September 30, 2015, CHMI Insurance had stock in the FHLBI totaling approximately $3.0 million, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2015, the Company had not recognized an impairment charge related to its FHLBI stock.

Note 18 – Subsequent Events

On October 31, 2015, Aurora acquired a portfolio of MSRs from an unrelated third party. The MSRs relate to loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate unpaid principal balance of approximately $1.4 billion. Transfer of the responsibility for servicing is expected to occur on or about December 1, 2015 for the Fannie Mae loans and December 16, 2015 for the Freddie Mac loans. The purchase price will be paid in stages and will be funded by a portion of the proceeds of the Term Loan that were drawn in September 2015.

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

We elected to be treated as a real estate investment trust (“REIT”)  under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with the majority of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $690.3 million as of September 30, 2015. The MSR portfolio is pledged to secure a loan (“MSR Financing”) with an outstanding balance of approximately $1.3 million as of September 30, 2015.

Aurora is licensed to originate and service mortgage loans in Delaware, Florida, Georgia, Maryland, New Jersey and Pennsylvania and is an approved Fannie Mae and Freddie Mac servicer. We continue to discuss the conditions under which Ginnie Mae will approve the change in control. No assurance can be given that Ginnie Mae will approve the change of control.

In April 2015, we and our subsidiary, Cherry Hill QRS II, LLC, entered into a term loan (“Term Loan”) agreement pursuant to which we borrowed the maximum permitted amount of $25 million. The loan is secured by the pledge of our existing portfolio of Excess MSRs. Approximately $7.5 million of the loan proceeds were used in the second quarter of 2015 to finance the acquisition of Aurora and to fund various liabilities assumed as a result of the transaction. The remaining loan proceeds were advanced in the third quarter of 2015 and have been invested in RMBS pending redeployment into the acquisition of Servicing Related Assets. For further discussion on the Term Loan, see Note 18.

We also invest in whole pool RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements and advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”).

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our Excess MSRs and RMBS and, the net servicing fee we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans are underlying the MSRs held by the Company.

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

We have attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of our investments. For example, we have entered into recapture agreements whereby we will receive a new Excess MSR with respect to a loan that was originated by Freedom Mortgage and used to repay a loan underlying an Excess MSR that we previously acquired from Freedom Mortgage. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, Freedom Mortgage may supply a similar Excess MSR.. To the extent Freedom Mortgage is unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our existing investments in Excess MSRs, see “—Our Portfolio—Excess MSRs.” If we were to enter into a recapture agreement with respect to MSRs that we acquire we would expect similar benefits on our investment in those MSRs.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income
Interest income	$6,508	$6,244	$19,179	$18,392
Interest expense	1,643	1,164	4,224	3,117
Net Interest Income	4,865	5,080	14,955	15,275
Servicing fee income	463	-	619	-
Servicing costs	366	-	460	-
Amortization of PMSRs	216	-	276	-
Net servicing income	(119)	-	(117)	-
Other Income (Loss)
Realize gain (loss) on RMBS, net	269	48	461	(226)
Realized gain (loss) on derivatives, net	(947)	(1,025)	(2,241)	(1,284)
Realized gain (loss) on acquired assets, net	-	-	174	-
Unrealized gain (loss) on derivatives, net	(4,986)	2,025	(4,693)	(4,123)
Unrealized gain (loss) on Excess MSRs	(2,754)	(2,050)	(689)	(3,028)
Unrealized gain (loss) on investments in MSRs	(325)	-	(287)	-
Total Income	(3,997)	4,078	7,563	6,614
Expenses
General and administrative expense	622	744	1,998	1,843
Management fee to affiliate	690	520	2,070	1,878
Total Expenses	1,312	1,264	4,068	3,721
Income (Loss) Before Income Taxes	(5,309)	2,814	3,495	2,893
(Benefit from) provision for corporate business taxes	(139)	-	(209)	-
Net Income (Loss)	(5,170)	2,814	3,704	2,893
Net income allocated to LTIP - OP Units	46	(26)	(35)	(27)
Net income (loss) Applicable to Common Stockholders	$(5,124)	$2,788	$3,669	$2,866

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended September 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,106	$3,402	$-	$6,508
Interest expense	177	1,466	-	1,643
Net interest income	2,929	1,936	-	4,865
Servicing fee income	463	-	-	463
Servicing costs	366	-	-	366
Amortization of PMSRs	216	-	-	216
Net servicing income	(119)	-	-	(119)
Other income	(3,079)	(5,664)	-	(8,743)
Other operating expenses	-	-	1,312	1,312
Corporate business taxes	(139)	-	-	(139)
Net income (loss)	$(130)	$(3,728)	$(1,312)	$(5,170)

	Three Months Ended September 30, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,477	$2,767	$-	$6,244
Interest expense	-	1,164	-	1,164
Net interest income	3,477	1,603	-	5,080
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Amortization of PMSRs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(2,050)	1,048	-	(1,002)
Other operating expenses	-	-	1,264	1,264
Corporate business taxes	-	-	-	-
Net income (loss)	$1,427	$2,651	$(1,264)	$2,814

	Nine Months Ended September 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$9,372	$9,807	$-	$19,179
Interest expense	196	4,028	-	4,224
Net interest income	9,176	5,779	-	14,955
Servicing fee income	619	-	-	619
Servicing costs	460	-	-	460
Amortization of PMSRs	276	-	-	276
Net servicing income	(117)	-	-	(117)
Other income	(802)	(6,473)	-	(7,275)
Other operating expenses	-	-	4,068	4,068
Corporate business taxes	(209)	-	-	(209)
Net income (loss)	$8,466	$(694)	$(4,068)	$3,704

	Nine Months Ended September 30, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$10,791	$7,601	$-	$18,392
Interest expense	-	3,117	-	3,117
Net interest income	10,791	4,484	-	15,275
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Amortization of PMSRs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(3,028)	(5,633)	-	(8,661)
Other operating expenses	-	-	3,721	3,721
Corporate business taxes	-	-	-	-
Net income (loss)	$7,763	$(1,149)	$(3,721)	$2,893

Interest Income

Interest income for the three and nine month periods ended September 30, 2015, as compared to the three and nine month periods ended September 30, 2014, increased by approximately $264,000 and $787,000, respectively. This increase was driven primarily by an increase of approximately $635,000 and $2.2 million in interest income related to RMBS, offset by an approximate $371,000 and $1.4 million decrease in interest income related to our Excess MSRs, respectively.

Interest Expense

Interest expense for the three and nine month periods ended September 30, 2015, as compared to the three and nine month periods ended September 30, 2014, increased by approximately $479,000 and $1.1 million, respectively, as a result of additional repurchase agreement borrowings, FHLBI advances and additional borrowing on our $25 million Term Loan which was fully drawn as of September 30, 2015.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three and nine month periods ended September 30, 2015, as compared to the three and nine month periods ended September 30, 2014, decreased by approximately $704,000 and increased by approximately $2.3 million primarily due to fluctuations in the modeled prepayment speeds which resulted in a decrease in the fair value of MSR Pool 1 of approximately $2.9 million and approximately $4.9 million, respectively. The fair value of MSR Pool 2 increased by approximately $320,000 and $4.1 million for the three and nine month periods ended September 30, 2015, respectively.

Change in Fair Value of Derivatives

The fair value of derivatives for the three and nine month periods ended September 30, 2015 decreased by $7.0 million and $570,000, respectively, due to an decrease in interest rates during the periods.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2015 decreased by approximately $122,000 and increased by approximately $155,000, respectively, due to costs associated with CHMI Solutions and CHMI Insurance.

Management Fees to Affiliate

Management fees for the three and nine month periods ended September 30, 2015 increased by approximately $170,000 and $192,000, respectively, due to an increase pass through for a general counsel.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units for the three and nine month periods ended September 30, 2015, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.4% of net income.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2015
Accumulated other comprehensive gain (loss), June 30, 2015	$2,960
Other comprehensive income (loss)	3,094
Accumulated other comprehensive gain (loss), September 30, 2015	$6,054

Nine Months Ended September 30, 2015
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Other comprehensive income (loss)	(587)
Accumulated other comprehensive gain (loss), September 30, 2015	$6,054

Our GAAP equity changes as our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended September 30, 2015, a 32 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $3.4 million, recorded in accumulated other comprehensive income.

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

Core Earnings Summary

Core earnings for the three month period ended September 30, 2015, as compared to the three month period ended September 30, 2014, decreased by approximately $243,000, or $0.03 per average common share. Core earnings for the nine month period ended September 30, 2015, as compared to the nine month period ended September 30, 2014, decreased by approximately $575,000, or $0.08 per average common share. These decreases were driven primarily by costs associated with CHMI solutions, CHMI insurance and the acquisition of Aurora.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(5,170)	$2,814	$3,704	$2,893
Realized (gain) loss on RMBS, net	(269)	(48)	(461)	226
Realized (gain) loss on derivatives, net	947	1,025	2,241	1,284
Realized (gain) loss on acquired assets, net	-	-	(174)	-
Unrealized (gain) loss on derivatives, net	4,986	(2,025)	4,693	4,123
Unrealized (gain) loss on investments in Excess MSRs	2,754	2,050	689	3,028
Unrealized (gain) loss on investments in MSRs	325	-	287	-
Total core earnings:	$3,573	$3,816	$10,979	$11,554
Core earnings attributable to noncontrolling interests	(37)	(35)	(104)	(77)
Core Earnings Attributable to Common Stockholders	$3,536	$3,781	$10,875	$11,477
Core Earnings Attributable to Common Stockholders, per Share	$0.47	$0.50	$1.45	$1.53
GAAP Net income (Loss) Per Share of Common Stock	$(0.68)	$0.37	$0.49	$0.38

Our Portfolio

Excess MSRs

As of September 30, 2015 and December 31, 2014, we had approximately $79.0 million and $91.3 million, respectively estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at September 30, 2015 and December 31, 2014, of approximately $15.5 billion and $17.5 billion, respectively. Freedom Mortgage is the servicer of the loans underlying all of our investments in Excess MSRs to date, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying any of our investments. Each of our investments in Excess MSRs to date is subject to a recapture agreement with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of September 30, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$40,027	$10,026,722	$7,177,954	38,519	3.49%	314	33	0.9%
Recaptured Loans	3,677	-	503,584	2,560	3.76%	332	5	0.3
Recapture Agreement	566
Pool 1 Total/WA	44,270	10,026,722	7,681,538	41,079	3.51%	315	31	0.9%
Pool 2
Original Pool	19,188	10,704,024	5,336,982	35,670	2.35%	322	37	100.0%
Recaptured Loans	13,173	-	2,201,878	13,615	3.75%	345	7	0.1
Recapture Agreement	887
Pool 2 Total/WA	33,248	10,704,024	7,538,860	49,285	2.76%	328	28	70.8%
Pool 2014
Original Pool	980	334,672	207,231	1,287	3.65%	330	27	-%
Recaptured Loans	550	-	67,544	324	3.65%	339	6	-
Recapture Agreement	-
Pool 2014 Total/WA	1,530	334,672	274,775	1,611	3.65%	332	22	-%
Total/Weighted Average	$79,048	$21,065,418	$15,495,173	91,975	3.14%	322	29	34.9%

As of December 31, 2014

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$53,586	$10,026,722	$8,605,932	44,787	3.50%	323	24	1.0%
Recaptured Loans	601		109,815	495	4.11%	340	5	-
Recapture Agreement	611	-	-		-			-
Pool 1 Total/WA	54,798	10,026,722	8,715,747	45,282	3.51%	324	24	1.0%
Pool 2
Original Pool	24,988	10,704,024	6,902,453	44,089	2.50%	331	28	100.0%
Recaptured Loans	8,688	-	1,573,522	9,500	3.99%	349	5	-
Recapture Agreement	1,262	-	-		-			-
Pool 2 Total/WA	34,938	10,704,024	8,475,975	53,589	2.77%	334	23	81.4%
Pool 2014
Original Pool	1,405	334,672	276,652	1,610	3.68%	340	17	-%
Recaptured Loans	181	-	31,910	149	3.93%	346	3	-
Recapture Agreement	-	-	-		-			-
Pool 2014 Total/WA	1,586	334,672	308,562	1,759	3.71%	341	16	-%
Total/Weighted Average	$91,322	$21,065,418	$17,500,284	100,630	3.16%	329	23	39.9%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2015

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs % (A)
MSRs
Conventional	$6,505	$690,305	4.06%	0.25%	276	40	0.3%
MSR Total/WA	6,505	690,305	4.06%	0.25%	276	40	0.3%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2015

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$390,895	$373,205	$4,926	$(267)	$377,864	50	(B)	3.78%	2.88%	23
Freddie Mac	198,885	188,788	2,127	(26)	190,889	22	(B)	3.64%	2.24%	23
CMOs	30,964	12,038	-	(707)	11,331	6	Unrated	3.86%	7.14%	12
Total/Weighted Average	$620,744	$574,031	$7,053	$(1,000)	$580,084	78		3.73%	2.75%	23

As of December 31, 2014

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield	Maturity (Years)(C)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.51%	24
Freddie Mac	144,064	138,333	2,143	-	140,476	17	(B)	3.75%	2.99%	23
CMOs	25,964	7,105	-	(166)	6,939	4	Unrated	4.18%	12.65%	14
Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.49%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2015	December 31, 2014
Weighted Average Asset Yield	2.60%	3.05%
Weighted Average Interest Expense	1.29%	1.39%
Net Interest Spread	1.31%	1.67%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the $25 million Term Loan, which was fully drawn at September 30, 2015, and advances from the FHLBI. In the future, sources of funds for liquidity may include potential MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

We funded the acquisition of our Excess MSRs on an unlevered basis. As of September 30, 2015, we had repurchase agreements with 18 counterparties and approximately $440.7 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. Under these agreements, which are uncommitted facilities, we sold a security to a counterparty and concurrently agreed to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at September 30, 2015, was approximately 5.2%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates. We used a portion of the $25.0 million we borrowed under the Term Loan in order to acquire Aurora and to fund certain liabilities assumed as a result of that acquisition. The balance of the loan proceeds have been invested in RMBS subject to redeployment in Servicing Related Assets. Interest on this loan is payable monthly at a weighted average interest rate of 5.57% per annum. Principal is due monthly beginning in September 2015 based on a ten-year amortization schedule and will be due in full in April 2020.

In connection with our acquisition of Aurora, we assumed the obligations under the MSR Facility with an outstanding balance of approximately $1.3 million and currently bearing interest at 4.25% per annum. This facility is secured by the pledge of Aurora’s portfolio of MSRs, and has been extended to November 30, 2015.

On June 26, 2015, CHMI Insurance, our captive insurance subsidiary, became a member of the FHLBI. As a member, CHMI Insurance has access to advances secured by pledges of RMBS and FHLBI stock held by CHMI Insurance initially and in the future may be secured by other assets including prime mortgage loans if we begin to acquire those loans in the future. As of September 30, 2015, we had FHLBI advances of approximately $67.4 million, which were used to finance RMBS. The weighted average haircut on our FHLBI advances at September 30, 2015, was approximately 4.8%. In addition, at September 30, 2015, CHMI Insurance held FHLBI Stock of approximately $3.0 million as required by the FHLBI.

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

Repurchase Agreements

The following tables provide additional information regarding our repurchase agreements. These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5. 2% and 5.4% as of September 30, 2015 and December 31, 2015, respectively.

Repurchase Agreement Characteristics

As of September 30, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$145,098	0.46%
One to three months	285,455	0.50%
Greater than three months	10,174	0.54%
Total/Weighted Average Repurchase Agreements	$440,727	0.49%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%
Total/Weighted Average	$362,126	0.38%

The amount of collateral as of September 30, 2015 and December 31, 2014, including cash, was $465.5 million and $383.5 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2015 and December 31, 2014 was 49 days and 63 days, respectively.

FHLBI Advances

The following tables provide additional information regarding FHLBI Advances. These short-term borrowings were used to finance certain of our investments in RMBS. The FHLBI Advances are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the FHLBI Advances, or the haircut, was 4.8% as of September 30, 2015.

Federal Home Loan Bank Advance Characteristics

As of September 30, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$-	-%
One to three months	16,600	0.42%
Greater than three months	50,750	0.57%
Total/Weighted Average Federal Home Loan Bank advances	$67,350	0.53%

The amount of collateral as of September 30, 2015, including FHLBI stock, was $79.1 million.

The weighted average term to maturity of our borrowings under FHLBI advances as of September 30, 2015 was 145 days.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $16.0 million and our investing activities used cash of approximately $164.2 million for the nine month period ended September 30, 2015. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings (loss) per share for the three and nine month periods ended September 30, 2015 were ($0.68) and $0.49, respectively.

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

Off-balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2015 and December 31, 2014, included repurchase agreements and FHLBI advances on certain RMBS, borrowings under the $25 million Term Loan and the MSR Facility, our servicing agreement with Freedom Mortgage, our subservicing agreement with Freedom Mortgage and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of September 30, 2015 (dollars in thousands):

Contractual Obligations Characteristics

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$440,727	$-	$-	$-	$440,727
Interest on repurchase agreement borrowings(A)	$241	$-	$-	$-	$241
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$67,350	$-	$-	$-	$67,350
Interest on FHLBI advance borrowings(A)	$158	$-	$-	$-	$158
Term Loan
Borrowings under Term Loan facility	$1,935	$6,494	$16,354	$-	$24,783
Interst on Term Loan borrowings	$1,331	$3,304	$717	$-	$5,352
Borrowing on MSR Facility
Borrowings under MSR Facility	$1,263	$-	$-	$-	$1,263
Interest on MSR Facility	$-	$-	$-	$-	$-
Warehouse Facility
Borrowings under Warehouse Facility	$-	$-	$-	$-	$-
Interest on Warehouse Facility borrowings	$-	$-	$-	$-	$-

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

The term of the management agreement will expire on October 22, 2022 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the management agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the fiscal quarter preceding the date of termination. We may terminate the management agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance annually and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the management agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the management agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the management agreement upon 60 days’ written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three (3) years, expiring on September 1, 2018 and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement.  Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

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

During the three months ended September 30, 2015 yields earned remained consistent with the prior quarter but the weighted average  borrowing expense under repurchase agreements and FHLBI advances increased from 43 bps to 49 bps.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of September 30, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$87,060	$82,859	$79,048	$75,576	$72,400
Change in FV	$8,012	$3,811	$-	$(3,472)	$(6,648)
% Change in FV	10%	5%	-%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$86,688	$82,770	$79,048	$75,468	$72,282
Change in FV	$7,641	$3,722	$-	$(3,579)	$(6,766)
% Change in FV	10%	5%	-%	(5)%	(9)%
Recapture Rate Shift in %
Estimated FV	$78,757	$78,903	$79,048	$79,193	$79,338
Change in FV	$(290)	$(145)	$-	$145	$290
% Change in FV	(0)%	(0)%	-%	0%	0%

As of December 31, 2014

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$100,390	$95,645	$91,322	$87,366	$87,735
Change in FV	$9,068	$4,324	$-	$(3,956)	$(7,587)
% Change in FV	10%	5%	-%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$98,737	$94,898	$91,322	$87,981	$84,855
Change in FV	$7,416	$3,577	$-	$(3,340)	$(6,467)
% Change in FV	8%	4%	-%	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$90,947	$91,134	$91,322	$91,509	$91,696
Change in FV	$(375)	$(187)	$-	$187	$375
% Change in FV	(0)%	(0)%	-%	0%	0%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$7,016	$6,751	$6,505	$6,275	$6,060
Change in FV	$511	$247	$-	$(230)	$(445)
% Change in FV	8%	4%	-%	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$7,226	$6,851	$6,505	$6,185	$5,888
Change in FV	$721	$346	$-	$(320)	$(617)
% Change in FV	11%	5%	-%	(5)%	(9)%
Servicing Cost Shift in %
Estimated FV	$6,808	$6,656	$6,505	$6,353	$6,202
Change in FV	$303	$151	$-	$(151)	$(303)
% Change in FV	5%	2%	-%	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2015

		Fair Value Change
	September 30, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$580,084
RMBS Total Return (%)		(1.32)%	(2.77)%	(4.34)%	(6.00)%	(9.47)%
RMBS Dollar Return		$(5,690)	$(11,917)	$(18,634)	$(25,764)	$(40,700)

As of December 31, 2014

		Fair Value Change
	December 31, 2014	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$416,003
RMBS Total Return (%)		(0.98)%	(2.06)%	(3.20)%	(4.38)%	(6.79)%
RMBS Dollar Return		$(4,081)	$(8,588)	$(13,329)	$(18,203)	$(28,255)

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

We have engaged Freedom Mortgage as a subservicer to directly service our portfolio of Fannie Mae and Freddie Mac MSRs. Although Freedom Mortgage will directly service the mortgage loans on our behalf, we remain liable to the applicable agency as the servicer of record. Thus we are dependent on the performance by Freedom Mortgage, and the quality of that performance, of its obligations under the subserivicng agreement. See our 2014 Annual Report on Form 10-K for a complete list of risk factors related to our business.

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

Credit Risk

Although we expect relatively low credit risk with respect to our portfolios of Excess MSRs and our Agency RMBS, our investment in MSRs exposes us to the credit risk of borrowers. To the extent we invest in non-Agency RMBS and prime mortgage loans we expect to encounter credit risk related to these asset classes.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2015, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

Except as discussed below, there have been no changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed on March 16, 2015 with the SEC and our Quarterly Report on Form 10-Q filed on August 10, 2015 with the SEC, the following risk arises by virtue of membership in the FHLBI.

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

Freedom Mortgage is routinely involved in legal proceedings concerning matters that arise in the ordinary course of its business. An adverse result in governmental investigations or examinations, or private lawsuits, including purported class action lawsuits, could have a material adverse effect on Freedom Mortgage's financial results. These legal proceedings can range from private actions involving a single plaintiff to class action lawsuits with potentially thousands of class members. Participants in the mortgage industry, including Freedom Mortgage, are also routinely subject to government investigations and inquiries. An adverse result in governmental investigations or examinations, or private lawsuits, including purported class action lawsuits, could have a material adverse effect on Freedom Mortgage's financial results. Litigation and other proceedings may require that Freedom Mortgage pay settlement costs, legal fees, damages, penalties or other charges, which could adversely affect its financial results. ill particular, ongoing and other legal proceedings brought under state consumer protection statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts earned from the underlying activities and that could have a material adverse effect on Freedom Mortgage's liquidity and financial position.

Freedom Mortgage has informed us that, in February 2013, it received a subpoena from the Office of the Inspector General for the U.S. Department of Housing and Urban Development, or the HUD OIG, in which the HUD OIG requested that Freedom Mortgage provide the HUD OIG with documents and records concerning Freedom Mortgage's quality control and training policies and procedures relating to its FHA mortgage loan origination activities. The HUD OIG acts under the oversight of the U.S. Department of Justice. It is our understanding that several other FHA approved mortgage originators have received similar requests. Freedom Mortgage has informed us that it has cooperated fully with the investigation of the HUD OIG. Freedom Mortgage has further informed us that it anticipates entering into a structured settlement with the HUD OIG in the fourth quarter of 2015. It anticipates that the settlement, if approved, will provide for a down payment and monthly payments thereafter, none of which individually or in aggregate is expected to materially and adversely affect Freedom Mortgage’s financial condition, results of operations or ability to perform it obligations under our strategic alliance agreements or the services agreements with our Manager. However, until a final settlement is reached with the HUD OIG, we cannot assure you that the terms or the effects of the anticipated settlement will not differ.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 9, 2015	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Investment Officer (Principal Executive Officer)

November 9, 2015	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2015

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