Form 10-K
period 2015-12-31
Cherry Hill Mortgage Investment Corp
filed 2016-03-15
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2015, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2015) was approximately $105.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2015, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 15, 2016, the registrant had a total of 7,519,038 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 29, 2016, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

“ASC” means an Accounting Standards Codification.

“ARM” means an adjustable-rate residential mortgage loan.

“CFTC” means the U.S. Commodity Futures Trading Commission.

“CMO” means a collateralized mortgage obligation. CMOs are structured debt instruments representing interests in specified pool of mortgage loans into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles.

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

i

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

“prime mortgage loan” means a mortgage loan that generally conforms to GSE underwriting guidelines or is a non-QM loan with a FICO score generally above 700.

“qualified mortgage” means a mortgage that complies with the ability to repay rule and related requirements in Regulation Z.

“REIT” means a real estate investment trust.

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

“Servicing Related Assets” means Excess MSRs and MSRs.

“SIFMA” means the Securities Industry and Financial Markets Association.

“stripped security” is an RMBS structured with two or more classes that receives different distributions of principal or interest on a pool of RMBS. Stripped securities include IOs and inverse IOs.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;
•	the Company’s ability to raise capital through the sale of its equity and debt securities;
•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
•	the Company’s expected leverage;
•	the Company’s expected investments;
•	the Company’s ability to execute its prime mortgage loan strategy and its ability to finance this asset class;
•	the Company’s ability to acquire Servicing Related Assets;
•	estimates or statements relating to, and the Company’s ability to make, future distributions;
•	the Company’s ability to compete in the marketplace;
•	market, industry and economic trends;
•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);
•	mortgage loan modification programs and future legislative actions;
•	the Company’s ability to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”);
•	the Company’s ability to maintain its exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•	projected capital and operating expenditures;
•	availability of investment opportunities in mortgage-related, real estate-related and other securities;
•	availability of qualified personnel;
•	prepayment rates; and
•	projected default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under “Item 1. Business” and “Item 1A. Risk Factors”;
•	general volatility of the capital markets;
•	changes in the Company’s investment objectives and business strategy;
•	availability, terms and deployment of capital;
•	availability of suitable investment opportunities;
•	the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC (“the Manager”), and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;
•	changes in the Company’s assets, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on the Company’s investments;
•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;
•	limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from registration as an investment company under the Investment Company Act; and
•	the degree and nature of the Company’s competition, including competition for its targeted assets.

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

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser and an affiliate of Freedom Mortgage Corporation, (“Freedom Mortgage”).

We operate so as to qualify to be taxed as a REIT under the Code. To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We currently expect to distribute substantially all of our REIT taxable income to our stockholders. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. Our TRS and CHMI Solutions, Inc. (“Solutions”) are subject to regular corporate U.S. federal, state and local income taxes on their taxable income.

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective, subject to market conditions and availability and terms of financing, by selectively constructing and actively managing a targeted portfolio of Servicing Related Assets, RMBS, prime mortgage loans and other cashflowing residential mortgage assets.

We operate our business through the following segments: (i) investments in Servicing Related Assets; and (ii) RMBS. For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 3—Segment Reporting.”

Our Targeted Asset Classes

Our targeted asset classes currently include:

•	Servicing Related Assets consisting of MSRs and Excess MSRs;
•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs (IOs and inverse IOs) and TBAs; and
•	prime mortgage loans.

Our Strategy

Our strategy, which may change due to the availability and terms of capital and as market conditions warrant, involves:

•	allocating a substantial portion of our equity capital to the acquisition of Servicing Related Assets through bulk or possibly flow purchases:
•	the creation of Excess MSRs from MSRs acquired by our mortgage servicing subsidiary, Aurora;
•	acquiring RMBS on a leveraged basis;
•	over time, as the market for prime mortgage loans grows, purchasing these assets from originators which may include Freedom Mortgage; and
•	opportunistically mitigating our prepayment, interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and where applicable and available, recapture agreements.

Servicing Related Asset Strategy. We currently expect that the primary method by which we will invest in Excess MSRs will be through the creation of Excess MSRs from MSRs acquired by Aurora. We plan to acquire MSRs from servicers, which may include Freedom Mortgage, primarily on a bulk purchase basis but may also enter into flow arrangements on terms to be negotiated in the future. We also may generate MSRs through the purchase of prime mortgage loans.

Our ability to acquire MSRs is subject to the applicable REIT qualification tests. We have to hold our MSRs through Aurora, which is subject to corporate income tax. In certain cases, we will create Excess MSRs from those MSRs which will be transferred to one of our subsidiaries which function as qualified REIT subsidiaries. The portion of the interest payments represented by the Excess MSRs will not be subject to an entity level tax as long as we comply with the REIT qualification tests. The tax liability of Aurora negatively impacts our returns from the MSRs that it holds. In addition, unlike our investments in Excess MSRs, our investments in MSRs will expose us to default risk and the potential for credit losses.

We do not directly servicing the mortgage loans underlying the MSRs we acquire; rather, we contract with third-party subservicers, including Freedom Mortgage, to handle servicing functions for the loans underlying the MSRs.

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, from time to time we invest in CMOs, including IOs and inverse IOs primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “to-be-announced” (“TBA”s). Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs.

Our RMBS strategy includes selective investments in non-Agency RMBS, including GSE risk-sharing securities. GSE risk-sharing securities are general obligations of Fannie Mae and Freddie Mac that provide credit protection with respect to defaults on reference pools of loans. We currently expect to expand our participation in that market. However, the extent of our investments in GSE risk-sharing securities is limited by the gross income and asset tests applicable to REITs. We also intend to invest opportunistically in legacy non-Agency RMBS issued during or after 2010. To date, the GSE risk-sharing securities are the only non-Agency RMBS in which we have invested. If and when market conditions permit us to execute our prime mortgage loan acquisition and financing strategy, we expect that we will retain certain bonds collateralized by the prime mortgage loans we securitize. We also may selectively invest across the entire capital structure of non-Agency RMBS that are newly issued by third parties. Non-Agency RMBS are subject to risk of default, among other risks, and could result in greater losses.

Prime Mortgage Loan Strategy. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. While our interest in this asset class is undiminished, we do not currently anticipate that either market conditions or available long-term financing will result in our execution of this strategy in 2016. The prime mortgage loans may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

Our strategy is adaptable to changing market environments, subject to compliance with the income and other tests that we must satisfy to maintain our qualification as a REIT and maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted asset classes and strategy may vary over time in response to market conditions.

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

Our board of directors receives a report of our investments each quarter in conjunction with its review of our quarterly results. The Nominating and Corporate Governance Committee, which is comprised of all of our independent directors, reviews the material terms of any transaction between us and Freedom Mortgage, including the pricing terms, to determine if the terms of those transactions are fair and reasonable. This committee will also be responsible for reviewing and approving any agreements pursuant to which we will acquire prime mortgage loans or MSRs from Freedom Mortgage. We also retain two independent valuation services to assist our management and our independent directors in making pricing determinations on Servicing Related Assets and other assets we purchase from Freedom Mortgage.

Our Financing Strategies and Use of Leverage

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings for RMBS consist of repurchase transactions under master repurchase agreements. These agreements represent uncommitted financing provided by the counterparties. Our repurchase transactions are collateralized by our RMBS. In a repurchase transaction, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. During the term of a repurchase transaction, we generally receive the income and other payments distributed with respect to the underlying assets and pay interest to the counterparty. While the proceeds of our repurchase financings often will be used to purchase additional RMBS subject to the same master repurchase agreement, our financing arrangements are not expected to restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our master repurchase agreements are documented under the standard form master repurchase agreement published by SIFMA.

We have entered into repurchase agreements with 18 counterparties as of December 31, 2015. From time to time we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

During the second half of 2015, we also obtained financing for our RMBS from the Federal Home Loan Bank of Indianapolis, or the FHLBI. However, additional funding is no longer available to us. See “Item 7. Management’s Discussion and Analysis—Liquidity and Capital Resources.”

We have pledged our Excess MSRs from Freedom Mortgage to secure a term loan. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13—Notes Payable”. We also intend to obtain financing for any MSRs that we may acquire. Execution of our prime mortgage loan strategy is dependent on obtaining financing on attractive terms. Long-term financing for this asset class may not be available on attractive terms or at all due to the unavailability of financing from the FHLBI. We may utilize other types of borrowings in the future, including term facilities, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest Rate Hedging

We opportunistically manage our interest rate risk by using various hedging strategies. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk we expect to arise from our repurchase agreement financings associated with our RMBS. The interest rate hedging instruments that we currently use include: interest rate swaps, TBAs and swaptions. Our overall hedging strategy takes into account the natural hedging effect of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

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

Employees

All of our executive officers are employees of Freedom Mortgage. Other than Aurora, which has three employees, we do not have any employees.

Our Tax Status

We have elected to be taxed as a REIT under the Code. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and non-U.S. taxes on our income. For example, the income generated by our TRSs, including Aurora, is subject to U.S. federal, state and local income tax.

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

We rely upon certain exemptions from registration as an investment company under the Investment Company Act including, in the case of our subsidiary, Cherry Hill QRS I, LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. We treat the Agency whole-pool pass-through securities in which we have invested as qualifying real estate interests for purposes of the 55% requirement. The Excess MSRs and Agency CMOs we have acquired are not treated as qualifying real estate interests for purposes of the 55% requirement, but are treated as real estate-related assets that qualify for the 80% test. In addition, Cherry Hill QRS I, LLC will treat its investments in Cherry Hill QRS II, LLC and Cherry Hill QRS III, LLC as real estate-related assets because substantially all of the assets held by those subsidiaries will be real estate-related assets.

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

Website Access to Reports

We maintain a website at www.chmireit.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference, into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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

We are dependent on mortgage servicers and subservicers to service the mortgage loans relating to our Servicing Related Assets.

Our investments in Servicing Related Assets are dependent on the entity performing the actual servicing of the mortgage loans, called the mortgage servicer, to perform its servicing obligations. As a result, we could be materially and adversely affected if the mortgage servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined through contractual agreements, which generally provide for the possibility for termination of the mortgage servicer in the absolute discretion of the applicable Agency. In the event of such termination with respect to a particular mortgage servicer, the related Excess MSRs could potentially lose all value on a going forward basis. Moreover, the termination of a mortgage servicer could take effect across all mortgages being serviced by that mortgage servicer. Therefore, to the extent we make multiple investments relating to mortgages serviced by the same mortgage servicer, such as our initial portfolio of Excess MSRs which are entirely serviced by Freedom Mortgage, all such investments could lose all their value in the event of the termination of the mortgage servicer. Freedom Mortgage also acts as the mortgage servicer for the MSRs held by Aurora.

We could also be materially and adversely affected if the mortgage servicer is unable to adequately service the underlying mortgage loans due to:

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

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the servicer’s business. If Freedom Mortgage or any other mortgage servicer that we may use actually or allegedly failed to comply with applicable laws, rules or regulations, the mortgagor servicer could be exposed to fines, penalties or other costs, or the mortgage servicer could be terminated as the servicer and the MSRs to which our Excess MSRs relate would be eliminated and lose all value, which could have a material adverse effect on the associated Excess MSR, our business, financial condition, results of operations or cash flows. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs.

In addition, a bankruptcy by any mortgage servicer that services the mortgage loans for us could result in:

•	the validity and priority of our ownership of the Excess MSRs being challenged in a bankruptcy proceeding;
•	payments made by such mortgage servicer to us, or obligations incurred by it, being voided by a court under federal or state preference laws or federal or state fraudulent conveyance laws;
•	a re-characterization of any sale of the Excess MSRs or other assets to us by such mortgage servicer as a pledge of such assets in a bankruptcy proceeding; or
•	any agreement between us and the mortgage servicer being rejected in a bankruptcy proceeding.

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

Freedom Mortgage has informed us that, in February 2013, it received a subpoena from the Office of the Inspector General for the U.S. Department of Housing and Urban Development, or the HUD OIG, in which the HUD OIG requested that Freedom Mortgage provide the HUD OIG with documents and records concerning Freedom Mortgage’s quality control and training policies and procedures relating to its FHA mortgage loan origination activities. The HUD OIG acts under the oversight of the U.S. Department of Justice. It is our understanding that several other FHA approved mortgage originators have received similar requests. Freedom Mortgage has informed us that it has cooperated fully with the investigation of the HUD OIG. Freedom Mortgage has further informed us that there is a pending settlement by and between Freedom Mortgage and the U.S. Department of Justice regarding claims arising under the False Claims Act. The settlement is expected to be between $100 and $120 million and is expected to involve a down payment in the approximate amount of $26 million with the balance to be paid in 48 monthly installments thereafter. Freedom Mortgage does not expect the settlement to have a material adverse effect on it. Freedom Mortgage expects the settlement agreement to be concluded in early second quarter. However, we are not a party to these negotiations or proceedings, and we cannot assure you that the settlement will be concluded on the anticipated terms, within the expected time period or at all.

Our ability to invest in, and dispose of, our investments in Servicing Related Assets may be subject to the receipt of third-party consents.

The Agencies may require that we submit ourselves to costly or burdensome conditions as a prerequisite to their consent to our investments in Servicing Related Assets. These conditions may diminish or eliminate the investment potential of certain of those assets by making such investments too expensive for us or by severely limiting the potential returns available or otherwise imposing unacceptable conditions. The potential costs, issues or restrictions associated with receiving such Agency’s consent for any such dispositions by us cannot be determined with any certainty. For example, it remains unclear as to whether the Company will be able to obtain the consent of Ginnie Mae to the change in control of Aurora which precludes us from servicing mortgage loans that have been securitized through Ginnie Mae. To the extent we are unable to acquire or dispose of Servicing Related Assets when we determine it would be beneficial to do so, our results of operations may be adversely impacted.

Acknowledgement agreements with Ginnie Mae, Fannie Mae or Freddie Mac could expose us to potential liability in the event of a payment default.

We have entered into an acknowledgement agreement with Ginnie Mae and Freedom Mortgage in connection with the acquisition of our initial portfolio of Excess MSRs. Under that agreement, if Freedom Mortgage, the Ginnie Mae-approved issuer and servicer, fails to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, we would be obligated to make that payment even though the payment may relate to loans for which we do not own any Excess MSRs.

Our failure to make that payment could result in liability to Ginnie Mae for any losses or claims that it suffers as a result. In addition, if we enter into an acknowledgment agreement with Fannie Mae or Freddie Mac, we could be exposed to potential liability in the event of a payment default by an approved seller/servicer. However, the amount of the potential liability to Fannie Mae or Freddie Mac would be limited to the mortgage loans in the servicing portfolio identified in the acknowledgment agreement.

Given the size of Freedom Mortgage’s portfolio of FHA and VA loans that have been pooled into Ginnie Mae-guaranteed RMBS, it is unlikely that we would be able to satisfy that obligation under the acknowledgment agreement should Freedom Mortgage fail to make a required payment. In that case we would be subject to claims for losses by Ginnie Mae which would have a material and adverse effect on our financial condition and operations. Furthermore, our ability to enter into acknowledgement agreements in the future and to acquire

Excess MSRs related to FHA and VA mortgage loans could be adversely affected. The only remedy related to the servicing permitted under the acknowledgment agreement is to request Ginnie Mae to transfer the servicing to another Ginnie Mae-approved issuer/servicer which would terminate our interest in the related Excess MSRs. The termination of our Excess MSRs could have a material adverse effect on our financial condition, results of operations and ability to make distributions to our stockholders.

Any lenders providing MSR financing to Aurora will likely require Aurora to enter into an acknowledgement agreement with Fannie Mae or Freddie Mac, as applicable, that may impose significant additional obligations on the Company.

The value of our Servicing Related Assets may vary substantially with changes in interest rates.

The values of Servicing Related Assets are highly sensitive to changes in interest rates. The value of Servicing Related Assets typically increases when interest rates rise and decreases when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in the fair value of our Servicing Related Assets, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, those assets as interest rates change.

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

We record our Servicing Related Assets on our balance sheet at fair value, and changes in their fair value is reflected in our consolidated results of operations. The determination of the fair value of Servicing Related Assets requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, among other things, prepayment rates, as well as estimates of the future cash flows from the Servicing Related Assets, interest rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of the Servicing Related Assets, which are measured at fair value on a recurring basis, may be materially different than the fair values of such assets as may be reflected in our consolidated financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Our failure to make accurate assumptions regarding prepayment rates or the other factors examined in determining fair value could cause the fair value of our Servicing Related Assets to materially vary, which could have a material adverse effect on our financial position, results of operations and cash flows. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

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

Some of our assets will be fixed-rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we would earn on any RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. We generally fund our fixed-rate target assets with short-term borrowings. Therefore, there will be an interest rate mismatch between our assets and liabilities. Although we hedge to minimize interest rate exposure, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures. During periods of changing interest rates, these mismatches could cause our business, financial condition and results of operations and ability to make distributions to our stockholders to be materially adversely affected.

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

Our Manager relies on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. These models are based on assumptions and the results may differ significantly from actual experience.

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

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets. Other sources of leverage include a term loan and in the future, may include other credit facilities.

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

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to execute on our prime mortgage loan strategy and our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, and the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. This could potentially increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

We are required to post large amounts of cash as collateral or margin to secure our leveraged RMBS positions. In the event of a sudden, precipitous drop in value of our financed assets, we might not be able to liquidate assets quickly enough to repay our borrowings, further magnifying losses. Even a small decrease in the value of a leveraged asset may require us to post additional margin or cash collateral. Our debt service payments and posting of margin or cash collateral will reduce cash flow available for distribution to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to sale to satisfy our debt obligations.

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

Adverse market developments generally will cause our lenders to require us to pledge cash as additional collateral. If our assets were insufficient to meet these collateral requirements, we might be compelled to liquidate particular assets at inopportune times and at unfavorable prices.

Adverse market developments, including a sharp or prolonged rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of our target assets, might reduce the market value of our portfolio, which generally will cause our lenders to initiate margin calls. A margin call means that the lender requires us to pledge cash as additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The liquidation of collateral may jeopardize our ability to qualify as a REIT. Our failure to qualify as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available for distribution to our stockholders.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 180 days, but which may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities. This difference is referred to as the haircut. If these haircuts are increased we will be required to post additional cash collateral for our RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See “Item 7. Management’s Discusssion and Analysis—Liquidity and Capital Resources” for information regarding borrowings under the Company’s repurchase agreements.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. Such a default also would constitute a default under many of our financing agreements with other counterparties. In that case, there is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

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

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which has resulted in increased margin requirements and costs. On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration, or the MREIT No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief. We believe we meet the conditions set forth in the MREIT No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the MREIT No-Action Letter or the relief provided by the MREIT No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration or we may be required to register as a “commodity pool operator” with the CFTC. If we are required to register with the CFTC as a commodity pool operator, we would become subject to additional disclosure, recordkeeping and reporting requirements, which may increase the expenses or otherwise limit our ability to conduct our business as contemplated.

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

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our efforts to comply with certain exclusions or exemptions from the definition of an “investment company” and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans are subject to increased risks of loss. Unlike Agency RMBS, whole mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of CMOs. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

We do not have any employees of our own other than three employees of Aurora. Our officers are employees of Freedom Mortgage. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and principals of Freedom Mortgage as well as information and deal flow generated by Freedom Mortgage. The employees of Freedom Mortgage identify, evaluate, negotiate, structure, close and monitor our portfolio. The departure of Messrs. Middleman, Lown or Levine or other senior officers of our Manager, or of a significant number of investment professionals or principals of Freedom Mortgage, could have a material adverse effect on our ability to achieve our objectives.

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

If our management agreement is terminated and no suitable replacement is found to manage us or we are unable to find a suitable replacement on a timely basis, we may not be able to continue to execute our business strategy. No assurances can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. The failure of any of the key personnel of our Manager to service our business with the requisite time and dedication could materially and adversely affect our ability to execute our business plan.

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

Our Manager is authorized to follow very broad guidelines in pursuing our strategy. Our board of directors will periodically review our portfolio and asset-management decisions. However, it generally will not review all of our proposed acquisitions, dispositions and other management decisions. In addition, in conducting periodic reviews, our board of directors will rely primarily on information provided to it by our Manager. Furthermore, our Manager may arrange for us to use complex strategies or to enter into complex transactions that may be difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad guidelines in determining the types of assets it may decide are proper for us to acquire and other decisions with respect to the management of those assets subject to our maintaining our qualification as a REIT. Poor decisions could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

There will be conflicts of interest in our relationships with our Manager and Freedom Mortgage, which could result in decisions that are not in the best interests of our stockholders.

Our Manager is an affiliate of Freedom Mortgage. Both our Manager and Freedom Mortgage are wholly owned and controlled by Mr. Middleman.

We are dependent on our Manager for our day-to-day management and operations. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates by virtue of the fact that our Manager is controlled by Mr. Middleman. Our executive officers and the officers of our Manager are also officers or employees of Freedom Mortgage and, with the exception of those officers that are dedicated to us, we compete with Freedom Mortgage for access to those individuals. The ability of our Manager’s officers and personnel, with the exception of those officers that are dedicated to us, to engage in other business activities, including the management of Freedom Mortgage, may reduce the time our Manager and certain of its officers and personnel spend managing us.

Our management agreement with our Manager and our other agreements with Freedom Mortgage that were executed in connection with our initial public offering were negotiated between related parties and their respective terms, may not be as favorable to us as if they were negotiated on an arm’s-length basis with unaffiliated third parties. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under such agreements because of our desire to maintain our ongoing relationships with Freedom Mortgage and our Manager. In the future, Freedom Mortgage may sponsor other vehicles that invest in Excess MSR or prime loans or other investments, and there may be situations where we compete with affiliates of Freedom Mortgage for opportunities to acquire Excess MSR or prime mortgage loans or other assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. To the extent we seek to leverage Freedom Mortgage’s relationships with third parties to generate future investment opportunities, Freedom Mortgage will be under no obligation to co-invest with us in the future or assist us in generating such opportunities. Freedom Mortgage will be under no obligation, under the terms of the strategic alliance agreement or otherwise, to offer prime loans or other assets other than Excess MSRs and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We conduct our business primarily through our operating partnership and its wholly-owned subsidiaries. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act which is designed for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

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

We operate in a manner that is intended to cause us to qualify as a REIT for U.S. federal income tax purposes. However, the U.S. federal income tax laws governing REITs are complex, and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the U.S. federal income tax laws. Although we intend to operate so that we continue to qualify as a REIT, given the complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the potential tax treatment of the investments we make, and the possibility of future changes in our circumstances, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income (although such dividends received by certain stockholders taxed at individual rates generally would be subject to a preferential rate of taxation). Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

To qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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

Despite qualification as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, Solutions, Aurora and any other TRSs we form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

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

We purchase and sell TBAs for purposes of managing interest rate risk associated with our liabilities under repurchase agreements. We generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or “qualifying liability hedges” for REIT purposes. From time to time, we also opportunistically engage in TBA transactions because we find them attractive on their own. The law is unclear regarding whether income and gains from TBAs that are not qualifying liability hedges are qualifying income for the 75% gross income test and whether TBAs are qualifying assets for the 75% asset test.

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

The REIT provisions of the Code substantially limit our ability to hedge. Our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to U.S. federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate changes or other changes than we would otherwise want to bear.

Our ownership of and relationship with Solutions, Aurora and any future TRSs that we form will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Solutions, Aurora and any future domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

To maintain our qualification as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders or for other reasons, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2015, the Company is not aware of any material legal or regulatory claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CHMI” since October 4, 2013. Prior to October 4, 2013, our common stock was not listed on any exchange or over-the-counter market. On March 14, 2016, the closing sale price for our common stock on the NYSE was $14.38 per share. The following table presents the quarterly high and low closing sale prices per share of our common stock on the NYSE for the periods indicated below:

	Common Stock
	High	Low
2015
Fourth Quarter	$15.59	$12.95
Third Quarter	$16.86	$15.13
Second Quarter	$17.87	$16.19
First Quarter	$18.44	$16.74
2014
Fourth Quarter	$19.06	$17.58
Third Quarter	$20.28	$18.70
Second Quarter	$20.40	$18.51
First Quarter	$19.13	$17.90

Holders

As of March 14, 2016, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Dividends

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. From time to time, a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2015 and 2014, $1.98 and $2.03, respectively, of our common stock dividends were characterized as ordinary income to stockholders. (See “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors which may adversely affect our ability to pay dividends.)

We declared the following quarterly cash dividend on our common stock for the quarterly periods for the periods indicated below:

	Declaration Date	Record Date	Payment Date	Amount per Share
2015
Fourth Quarter	12/10/2015	12/31/2015	1/26/2016	$0.49
Third Quarter	9/10/2015	9/30/2015	10/27/2015	$0.49
Second Quarter	6/18/2015	6/30/2015	7/28/2015	$0.49
First Quarter	3/5/2015	3/31/2015	4/28/2015	$0.51
2014
Fourth Quarter	12/16/2014	12/30/2014	1/27/2015	$0.51
Third Quarter	9/11/2014	9/30/2014	10/28/2014	$0.51
Second Quarter	6/11/2014	6/30/2014	7/29/2014	$0.51
First Quarter	3/18/2014	4/2/2014	4/29/2014	$0.50

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index from October 4, 2013 (commencement of trading of our common stock on the New York Stock Exchange) to December 31, 2015. The graph assumes that $100 was invested on October 4, 2013 in our common stock, the S&P 500, Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

		Period Ended
	October 4, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Cherry Hill Mortgage Investment Corporation	$100.00	$91.22	$105.32	$83.92
Russel 2000	$100.00	$109.00	$114.34	$109.29
SNL Finance REIT(A)	$100.00	$100.47	$115.06	$105.51
S&P 500	$100.00	$110.67	$125.82	$127.56

Source: SNL Financial LC

(A)	In addition to the Company, as of December 31, 2015, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Inv, American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate, Apollo Residential Mortgage, Arbor Realty Trust Inc., Ares Commercial Real Estate, ARMOUR Residential REIT Inc., Bimini Capital Mgmt Inc., Blackstone Mortgage Trust, Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CV Holdings Inc, CYS Investments, Dynex Capital Inc., Ellington Residential Mortgage, Five Oaks Investment Corp, Hannon Armstrong Sustainable, Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., JAVELIN Mortgage, JER Investors Trust Inc., Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Orchid Island Capital Inc., Origen Financial Inc., Owens Realty Mortgage Inc., PennyMac Mortgage Investment, RAIT Financial Trust, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust Inc., Two Harbors Investment Corp., United Development Funding IV, Western Asset Mrtg Cap Corp, and ZAIS Financial Corp.

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2015:

Equity Incentive Plan Information

As of December 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders		—

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

Operating Data:	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income
Interest income	$27,712	$26,497	$6,228
Interest expense	5,983	4,307	867
Net interest income	21,729	22,190	5,361
Servicing fee income	1,719	—	—
Servicing costs	761	—	—
Net servicing income (loss)	958	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	854	(60)	(527)
Realized gain (loss) on derivatives, net	(3,913)	(2,643)	59
Realized gain (loss) on acquired assets, net	449	—	—
Unrealized gain (loss) on derivatives, net	(59)	(6,564)	2,747
Unrealized gain (loss) on investments in Excess MSRs	(19)	(5,100)	14,894
Unrealized gain (loss) on investments in MSRs	(1,123)	—	—
Total Income	18,876	7,823	22,534
Expenses
General and administrative expense	3,081	3,028	716
Management fee to affiliate	2,783	2,560	616
Total Expenses	5,864	5,588	1,332
Income (Loss) Before Income Taxes	13,012	2,235	21,202
Provision for corporate business taxes	(343)	(140)	—
Net Income (Loss)	13,355	2,375	21,202
Net (income) loss allocated to noncontrolling interests	(141)	(22)	(107)
Net Income (Loss) Applicable to Common Stockholders	$13,214	$2,353	$21,095
Net income (Loss) Per Share of Common Stock
Basic	$1.76	$0.31	$12.50
Diluted	$1.76	$0.31	$12.50
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,505,546	1,688,275
Diluted	7,512,444	7,508,827	1,688,275
Dividends per share of Common Stock	$1.98	$2.03	$0.45
Balance Sheet Data:	December 31, 2015	December 31, 2014	December 31, 2013
RMBS, available-for-sale	$508,242	$416,003	$286,979
Investments in Servicing Related Assets at fair value	97,803	91,322	110,306
Total Assets	636,340	531,926	427,398
Repurchase agreements	385,560	362,126	261,302
Federal Home Loan Bank advances	62,250	—	—
Derivative liabilities	4,595	4,088	592
Notes payable	24,313	—	—
Dividends payable	3,684	3,830	3,375
Total Liabilities	484,003	371,608	266,276
Total Stockholders’ Equity	152,337	160,318	161,122

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited historical consolidated financial statements and the accompanying notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

All currency amounts are presented in thousands, except per share amounts or otherwise noted.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of IPO and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by our Manager, an SEC-registered investment adviser and an affiliate of Freedom Mortgage.

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We intend to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and RMBS, and subject to market conditions, prime mortgage loans and other cashflowing residential mortgage assets.

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We elected to be treated as a REIT under the Code commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with a substantial portion of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired an additional portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $1.4 billion as of the closing date in October 2015.

Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is an approved Fannie Mae and Freddie Mac servicer. Although we continue to discuss the conditions under which Ginnie Mae will approve the change in control, it is not clear at this time that such conditions will be resolved. No assurance can be given that Ginnie Mae will approve the change of control.

We invest in whole pool Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. During the second half of 2015, we also used advances from the FHLBI to finance our Agency RMBS. We have also invested in Agency CMOs consisting of interest-only securities as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

In January 2016, the FHFA released a final rule that amends regulations governing membership in the Federal Home Loan Bank (“FHLB”) system. The final rule, which largely adopts the provisions included in the proposed rule issued by the FHFA in September 2014, prevents captive insurance companies from obtaining and maintaining membership in the FHLB system and, consequently, accessing low-cost funding through the FHLB system. The final rule became effective on February19, 2016. Since CHMI Insurance, our captive insurance subsidiary, became a member of the FHLBI after publication of the proposed rule, CHMI Insurance is required to terminate its membership in the FHLBI within one year following the effective date of the final rule. Under the final rule, CHMI Insurance has until the end of the one-year transition period (or until the date of termination, if earlier) to repay its existing advances to the FHLBI. In addition, the final rule prohibits CHMI Insurance from taking new advances from the FHLBI or renewing existing advances.

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our Excess MSRs and RMBS, the net servicing fee we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlay the MSRs held by the Company.

Set forth below is the positive gross spread between the yield on our invested assets and our costs of funding those assets at the end of each of the four quarters in 2015:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2015	3.60%	1.89%	1.71%
September 30, 2015	3.01%	1.93%	1.08%
June 30, 2015	3.63%	1.96%	1.67%
March 31, 2015	3.83%	1.92%	1.91%

The Average Asset Yield at September 30, 2015 was depressed due largely to the rapid but temporary investment of funds drawn under the term loan pending application to its MSR purchase in October 2015. The spread has narrowed over the year primarily due to increases in the rates charged by the counterparties on our repurchase agreements which are a component of our Average Cost of Funds. The Average Cost of Funds also includes the benefits of related swaps. These repurchase rates rose in anticipation of the action of the Federal Reserve to increase its target for the federal funds rate, and have remained at elevated levels despite the decline in the yield on US Treasury securities. The loss of funding through the FHLBI is likely to aggravate the spread compression over the near term.

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

We have attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of our recapture agreements with Freedom Mortgage. Under these arrangements, we will receive a new Excess MSR with respect to a loan that was originated by Freedom Mortgage and used to repay a loan underlying an Excess MSR that we previously acquired from Freedom Mortgage. In lieu of receiving an Excess MSR with respect to the loan used to repay a prior loan, Freedom Mortgage may supply a similar Excess MSR. To the extent Freedom Mortgage is unable to achieve anticipated recapture rates, we may not benefit from the terms of the recapture agreements we have entered into, and the value of our Excess MSRs could decline. For a summary of the recapture terms related to our existing investments in Excess MSRs, see “—Our Portfolio—Excess MSRs.” If we were to enter into a recapture agreement with respect to MSRs that we acquire we would expect similar benefits on our investment in those MSRs.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the Receivables and other assets line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $800,000 in reimbursable servicing advances was receivable at December 31, 2015, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2015	2014	2013
Income
Interest income	$27,712	$26,497	$6,228
Interest expense	5,983	4,307	867
Net Interest Income	21,729	22,190	5,361
Servicing fee income	1,719	—	—
Servicing costs	761	—	—
Net servicing income	958	—	—
Other Income (Loss)
Realize gain (loss) on RMBS, net	854	(60)	(527)
Realized gain (loss) on derivatives, net	(3,913)	(2,643)	59
Realized gain (loss) on acquired assets, net	449	—	—
Unrealized gain (loss) on derivatives, net	(59)	(6,564)	2,747
Unrealized gain (loss) on Excess MSRs	(19)	(5,100)	14,894
Unrealized gain (loss) on investments in MSRs	(1,123)	—	—
Total Income	18,876	7,823	22,534
Expenses
General and administrative expense	3,081	3,028	716
Management fee to affiliate	2,783	2,560	616
Total Expenses	5,864	5,588	1,332
Income (Loss) Before Income Taxes	13,012	2,235	21,202
Benefit from) provision for corporate business taxes	(343)	(140)	—
Net Income (Loss)	13,355	2,375	21,202
Net income allocated to LTIP - OP Units	(141)	(22)	(107)
Net income (loss) Applicable to Common Stockholders	$13,214	$2,353	$21,095

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Year Ended December 31, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$14,313	$13,399	$—	$27,712
Interest expense	583	5,400	—	5,983
Net interest income	13,730	7,999	—	21,729
Servicing fee income	1,719	—	—	1,719
Servicing costs	761	—	—	761
Net servicing income	958	—	—	958
Other income	(693)	(3,118)	—	(3,811)
Other operating expenses	—	—	5,864	5,864
Corporate business taxes	(343)	—	—	(343)
Net income (loss)	$14,338	$4,881	$(5,864)	$13,355
	Year Ended December 31, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$15,854	$10,643	$—	$26,497
Interest expense	—	4,307	—	4,307
Net interest income	15,854	6,336	—	22,190
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Net servicing income	—	—	—	—
Other income	(5,100)	(9,267)	—	(14,367)
Other operating expenses	—	—	5,588	5,588
Corporate business taxes	(140)	—	—	(140)
Net income (loss)	$10,894	$(2,931)	$(5,588)	$2,375
	Year Ended December 31, 2013
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$4,305	$1,923	$—	$6,228
Interest expense	—	867	—	867
Net interest income	4,305	1,056	—	5,361
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Net servicing income	—	—	—	—
Other income	14,894	2,279	—	17,173
Other operating expenses	—	—	1,332	1,332
Corporate business taxes	—	—	—	—
Net income (loss)	$19,199	$3,335	$(1,332)	$21,202

Interest Income

Interest income for the year ended December 31, 2015, was $27.7 million as compared to $26.5 million for the year ended December 31, 2014, after giving effect for the estimated “catch up” premium amortization (benefit) cost of $1.9 million and $1.5 million, respectively. The entire $1.2 million increase in interest income was related to RMBS.

Interest Expense

Interest expense for the year ended December 31, 2015, was $6.0 million as compared to $4.3 million for the year ended December 31, 2014. The $1.7 million increase was comprised of $0.6 million from Servicing Related Assets and $1.1 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings, FHLBI advances and borrowings on our $25 million Term Loan which was fully drawn as of December 31, 2015 and an overall increase in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2015, decreased by $1.1 million primarily due to fluctuations in the modeled prepayment speeds which resulted in a decrease in the fair value of Excess MSR Pool 1 of approximately $2.5 million. The fair value of Excess MSR Pool 2 increased by approximately $2.3 million for the year ended December 31, 2015, as compared to the year ended December 31, 2014.

Change in Fair Value of Derivatives

The fair value of derivatives at December 31, 2015 decreased by approximately $60,000 from December 31, 2014, primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2015 increased by approximately $140,000 from the year ended December 31, 2014, primarily due to the addition of Aurora and associated acquisition costs.

Management Fees to Affiliate

Management fees for the year ended December 31, 2015 increased by approximately $0.2 million from the year ended December 31, 2014, primarily due to the estimated “catch up” premium amortization realized in 2015.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.4% of net income for the year ended December 31, 2015.

Accumulated Other Comprehensive Income (Loss)

Set forth below are the changes in our accumulated other comprehensive income (loss) for the periods indicated below (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2015
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Other comprehensive income (loss)	(6,838)
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Year Ended December 31, 2014
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Other comprehensive income (loss)	11,674
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Year Ended December 31, 2013
Accumulated other comprehensive gain (loss), December 31, 2012	$—
Other comprehensive income (loss)	(5,033)
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2015, a 9.8 basis point increase in the 10 Year US Treasury rate caused a net unrealized loss on our RMBS of approximately $6.8 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings
•	core earnings per average common share;

Core earnings is a non-GAAP financial measure and is defined as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized gain (loss) on derivatives, unrealized gain (loss) on derivatives and unrealized gain (loss) on investments in Excess MSRs and MSRs and adjusted to exclude outstanding LTIP-OP units in our operating partnership. Additionally, core earnings excludes (1) any estimated “catch up” premium amortization (benefit) cost due to the use of current rather than historical estimates of CPR for amortization of Excess MSRs and (2) the amortization of MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

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

Core Earnings Summary

Core earnings for the year ended December 31, 2015, as compared to the year ended December 31, 2014, decreased by approximately $503,000, or $0.07 per average common share due to the additional costs due to our acquisition of Aurora Financial Group.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$13,355	$2,375	$21,202
Realized (gain) loss on RMBS, net	(854)	60	527
Realized (gain) loss on derivatives, net	3,913	2,643	(59)
Realized (gain) loss on acquired assets, net	(449)	—	—
Unrealized (gain) loss on derivatives, net	59	6,564	(2,747)
Unrealized (gain) loss on investments in Excess MSRs	19	5,100	(14,894)
Unrealized (gain) loss on investments in MSRs	1,123	—	—
Estimated “catch up” premium amortization (benefit) cost	(1,862)	(1,536)	(753)
Amortization of MSRs	(556)	—	—
Total core earnings:	$14,748	$15,206	$3,276
Core earnings attributable to noncontrolling interests	(156)	(111)	(16)
Core Earnings Attributable to Common Stockholders	$14,592	$15,095	$3,260
Core Earnings Attributable to Common Stockholders, per Share(A)	$1.94	$2.01	$1.93
GAAP Net income (Loss) Per Share of Common Stock	$1.76	$0.31	$12.50
(A)	Certain prior period amounts have been reclassified to conform to current period presentation.

Our Portfolio

Excess MSRs

As of December 31, 2015 and December 31, 2014, we had approximately $78.0 million and $91.3 million, respectively estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at December 31, 2015 and December 31, 2014, of approximately $15.0 billion and $17.5 billion, respectively. Freedom Mortgage is the servicer of the loans underlying these Excess MSRs, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying these Excess MSRs. These investments in Excess MSRs are subject to recapture agreements with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

Upon completion of our IPO and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into a flow and bulk purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. In three separate transactions in 2014, we purchased from Freedom Mortgage Excess MSRs on mortgage loans with an aggregate UPB of approximately $334.7 million. We acquired an interest between 71% and 85% in the Excess MSRs for an aggregate purchase price of approximately $2.174 million. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Pool 2014—Recapture Agreement.”

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of December 31, 2015

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$38,633	$10,026,722	$6,865,916	37,204	3.49%	311	36	0.9%
Recaptured Loans	4,204	—	550,549	2,834	3.77%	331	7	0.5%
Recapture Agreement	645	—	—	—	—	—	—	—
Pool 1 Total/WA	43,482	10,026,722	7,416,465	40,038	3.51%	312	34	0.8%
Pool 2
Original Pool	17,967	10,704,024	5,041,239	34,109	2.35%	318	41	100.0%
Recaptured Loans	14,371	—	2,238,467	13,832	3.74%	342	9	0.1%
Recapture Agreement	716	—	—	—	—	—	—	—
Pool 2 Total/WA	33,054	10,704,024	7,279,706	47,941	2.78%	325	31	69.3%
Pool 2014
Original Pool	947	334,672	197,900	1,242	3.65%	327	30	0.0%
Recaptured Loans	559	—	67,990	321	3.65%	335	9	—
Recapture Agreement	—	—	—	—	—	—	—	—
Pool 2014 Total/WA	1,506	334,672	265,890	1,563	3.65%	329	25	—%
Total/Weighted Average	$78,042	$21,065,418	$14,962,061	89,542	3.16%	319	32	34.1%

As of December 31, 2014

	Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$53,586	$10,026,722	$8,605,932	44,787	3.50%	323	24	1.0%
Recaptured Loans	601	—	109,815	495	4.11%	340	5	—
Recapture Agreement	611	—	—	—	—	—	—	—
Pool 1 Total/WA	54,798	10,026,722	8,715,747	45,282	3.51%	324	24	1.0%
Pool 2
Original Pool	24,988	10,704,024	6,902,453	44,089	2.50%	331	28	100.0%
Recaptured Loans	8,688	—	1,573,522	9,500	3.99%	349	5	—
Recapture Agreement	1,262	—	—	—	—	—	—	—
Pool 2 Total/WA	34,938	10,704,024	8,475,975	53,589	2.77%	334	23	81.4%
Pool 2014
Original Pool	1,405	334,672	276,652	1,610	3.68%	340	17	—%
Recaptured Loans	181	—	31,910	149	3.93%	346	3	—
Recapture Agreement	—	—	—	—	—	—	—	—
Pool 2014 Total/WA	1,586	334,672	308,562	1,759	3.71%	341	16	—%
Total/Weighted Average	$91,322	$21,065,418	$17,500,284	100,630	3.16%	329	23	39.9%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. In addition, on October 30, 2015, Aurora acquired a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $1.4 billion. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2015

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	19,761	2,016,351	3.76%	0.25%	273	31	0.2%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.72%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	3.20%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	13.04%	14
Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.70%	23
(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2015	December 31, 2014	December 31, 2013
Weighted Average Asset Yield	2.61%	3.05%	2.98%
Weighted Average Interest Expense	1.15%	1.39%	1.55%
Net Interest Spread	1.46%	1.66%	1.43%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the $24.3 million outstanding on the

$25 million Term Loan, which was fully drawn at December 31, 2015, and advances from the FHLBI. In the future, sources of funds for liquidity may include potential MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible but will not include advances from the FHLBI unless the FHFA’s rule regarding memberships of captive insurance companies in the FHLB system is reversed. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends.

We funded the acquisition of our Excess MSRs on an unlevered basis. As of December 31, 2015, we had repurchase agreements with 18 counterparties and approximately $385.6 million of outstanding repurchase agreement borrowings from 12 of those counterparties, which were used to finance RMBS. As of December 31, 2015, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at December 31, 2015, was approximately 5.0%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period, since our IPO (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

	RMBS Repurchase Agreements
Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Ending Amount
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$—	$—	$—

The fluctuations in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds borrowed under the Term Loan and principal payments on the Excess MSRs in advance of the redeployment into MSRs.

We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates. We used a portion of the $25.0 million we borrowed under the Term Loan in order to acquire Aurora and to fund certain liabilities assumed as a result of that acquisition. The majority of balance of the loan proceeds have been invested in Servicing Related Assets. Interest on this loan is payable monthly at a weighted average interest rate of 5.57% per annum. Principal is due monthly and began in September 2015 based on a ten-year amortization schedule and will be due in full in April 2020.

In connection with our acquisition of Aurora, we assumed the obligations under the MSR Facility with an outstanding balance of approximately $1.4 million. This facility was paid off and closed as of December 31, 2015.

As of December 31, 2015, we had FHLBI advances of approximately $62.3 million, which were used to finance RMBS. The weighted average haircut on our FHLBI advances at December 31, 2015, was approximately 4.9%. In addition, at December 31, 2015, CHMI Insurance held FHLBI Stock of approximately $3.3 million as required by the FHLBI

In January 2016, the FHFA released a final rule that amends regulations governing membership in the Federal Home Loan Bank (“FHLB”) system. The final rule, which largely adopts the provisions included in the proposed rule issued by the FHFA in September 2014, prevents captive insurance companies from obtaining and maintaining membership in the FHLB system and, consequently, accessing low-cost funding through the FHLB system. The final rule became effective on February 19, 2016. Since CHMI Insurance became a member of the FHLBI after publication of the proposed rule, CHMI Insurance is required to terminate its membership in the FHLBI within one year following the effective date of the final rule. Under the final rule, CHMI Insurance has until the end of the one-year transition period (or until the date of termination, if earlier) to repay its existing advances. In addition, the final rule prohibits CHMI Insurance from taking new advances from the FHLBI or renewing existing advances.

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

Repurchase Agreements

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.0% and 5.4% as of December 31, 2015 and December 31, 2014, respectively indicated. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%
Total/Weighted Average	$362,126	0.38%

The amount of collateral as of December 31, 2015 and December 31, 2014, including cash, was $404.1 million and $383.5 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2015 and December 31, 2014 was 47 days and 63 days, respectively.

FHLBI Advances

Prior to January 2016, these short-term borrowings were used to finance certain of our investments in RMBS. The FHLBI Advances are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the FHLBI Advances, or the haircut, was 4.9% as of December 31, 2015. The following table provides additional information regarding FHLBI Advances (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of December 31, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	—	—%
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank advances	$62,250	0.54%

The amount of collateral as of December 31, 2015, including FHLBI stock and securities pledged but not being backed by any advances, was $86.4 million.

The weighted average term to maturity of our borrowings under FHLBI advances as of December 31, 2015 was 94 days.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $23.4 million and our investing activities used cash of approximately $113.1 million for the year ended December 31, 2015. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings (loss) per share for the years ended December 31, 2015 and December 31, 2014 were $1.76 and $0.31, respectively.

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

Off-balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2015 and December 31, 2014, included repurchase agreements and FHLBI advances on certain RMBS, borrowings under the $25 million Term Loan and the MSR Facility, our subservicing agreement with Freedom Mortgage and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2015

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$385,560	$—	$—	$—	$385,560
Interest on repurchase agreement borrowings(A)	$263	$—	$—	$—	$263
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$62,250	$—	$—	$—	$62,250
Interest on FHLBI advance borrowings(A)	$92	$—	$—	$—	$92
Term Loan
Borrowings under Term Loan facility	$1,958	$6,583	$15,762	$—	$24,303
Interst on Term Loan borrowings	$1,308	$3,215	$493	$—	$5,016
Borrowing on MSR Facility
Borrowings under MSR Facility	$—	$—	$—	$—	$—
Interst on MSR Facility	$—	$—	$—	$—	$—
Warehouse Facility
Borrowings under Warehouse Facility	$—	$—	$—	$—	$—
Interest on Warehouse Facility borrowings	$—	$—	$—	$—	$—

As of December 31, 2014

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Borrowings under repurchase agreements	$362,126	$—	$—	$—	$362,126
Interest on repurchase agreement borrowings(A)	$332	$—	$—	$—	$332
(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2015 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our officers, will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, a controller and a general counsel. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits with respect to these officers, based on the percentages of their working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to these officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

The term of the management agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the management agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the management agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal thereof and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the management agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the management agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the management agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the management agreement upon 60 days’ written notice if we default in the performance of any material term of the management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of MSR financing, warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate changes on our borrowings.

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

During the three months ended December 31, 2015 yields earned remained consistent with the prior quarter but the weighted average borrowing expense under repurchase agreements and FHLBI advances increased from 49 bps to 55 bps.

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

Interest Rate Cap Risk

Any adjustable-rate RMBS that we acquire will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid adjustable-rate RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “—Interest Rate Risk.” Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models.

Prepayment Risk; Extension Risk

The value of our assets may be affected by prepayment rates on mortgage loans. We anticipate that the mortgage loans underlying our Servicing Related Assets and RMBS will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their mortgage loans faster than expected, the corresponding prepayments may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on such assets because we will not be able to accrete the related discount as quickly as originally anticipated. A slower than anticipated rate of prepayment also will cause the life of the related RMBS to extend beyond that which was projected. As a result we would have a lower yielding asset for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge. With respect to our Servicing Related Assets, if prepayment speeds are significantly greater than expected, the carrying value of our Servicing Related Assets may change. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge. Significant increases in prepayment speeds could also materially reduce the ultimate cash flows we receive from Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of December 31, 2015

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$86,063	$81,859	$78,042	$74,577	$71,406
Change in FV	$8,016	$3,812	$—	$(3,470)	$(6,642)
% Change in FV	10%	5%	—%	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$85,033	$81,428	$78,042	$74,886	$71,919
Change in FV	$6,986	$3,380	$—	$(3,162)	$(6,128)
% Change in FV	9%	4%	—%	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$77,775	$77,911	$78,042	$78,184	$78,320
Change in FV	$(272)	$(136)	$—	$136	$272
% Change in FV	—%	—%	—%	—%	—%

As of December 31, 2014

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$100,390	$95,645	$91,322	$87,366	$87,735
Change in FV	$9,068	$4,324	$—	$(3,956)	$(7,587)
% Change in FV	10%	5%	—%	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$98,737	$94,898	$91,322	$87,981	$84,855
Change in FV	$7,416	$3,577	$—	$(3,340)	$(6,467)
% Change in FV	8%	4%	—%	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$90,947	$91,134	$91,322	$91,509	$91,696
Change in FV	$(375)	$(187)	$—	$187	$375
% Change in FV	(0)%	(0)%	—%	0%	0%

The following table summarizes the estimated change in fair value of our interests in the MSRs as of the date indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2015

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$21,261	$20,486	$19,761	$19,084	$18,450
Change in FV	$1,500	$724	$—	$(677)	$(1,312)
% Change in FV	8%	4%	—%	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$21,656	$20,672	$19,761	$18,916	$18,130
Change in FV	$1,894	$911	$—	$(845)	$(1,631)
% Change in FV	10%	5%	—%	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$20,490	$20,126	$19,761	$19,397	$19,033
Change in FV	$728	$364	$—	$(364)	$(728)
% Change in FV	4%	2%	—%	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2015

	Fair Value Change
	December 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$508,242
RMBS Total Return (%)		(1.06)%	(2.21)%	(3.44)%	(4.71)%	(7.34)%
RMBS Dollar Return		$(5,386)	$(11,242)	$(17,471)	$(23,946)	$(37,321)

As of December 31, 2014

	Fair Value Change
	December 31, 2014	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale	$416,003
RMBS Total Return (%)		(0.98)%	(2.06)%	(3.20)%	(4.38)%	(6.79)%
RMBS Dollar Return		$(4,081)	$(8,588)	$(13,329)	$(18,203)	$(28,255)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2015, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

Our investments in Servicing Related Assets are dependent on the mortgage servicer, Freedom Mortgage, to perform its servicing and sub-servicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value, and the value of the related MSRs may be adversely affected. In addition, many servicers also rely on subservicing arrangements with third parties, and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance of the Excess MSRs we acquired from Freedom Mortgage. In addition, should Freedom Mortgage fail to make required payments, under our acknowledgment agreement with Ginnie Mae, we could be exposed to potential liabilities. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the agencies we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer.

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. We also anticipate financing our MSRs with bank loans secured by a pledge of those MSRs. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime mortgage loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

To date, our only investments in non-Agency RMBS have been credit risk transfer securities issued by Fannie Mae and Freddie Mac.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cherry Hill Mortgage Investment Corporation

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherry Hill Mortgage Investment Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
New York, New York
March 15, 2016

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2015	December 31, 2014
Assets
RMBS, available-for-sale	$508,242	$416,003
Investments in Servicing Related Assets at fair value	97,803	91,322
Cash and cash equivalents	10,603	12,447
Restricted cash	9,942	6,947
Derivative assets	422	342
Receivables from unsettled trades	—	309
Receivables and other assets	9,328	4,556
Total Assets	$636,340	$531,926
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$385,560	$362,126
Federal Home Loan Bank advances	62,250	—
Derivative liabilities	4,595	4,088
Notes payable	24,313	—
Dividends payable	3,684	3,830
Due to affiliates	998	769
Accrued expenses and other liabilities	2,603	795
Total Liabilities	$484,003	$371,608
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2015 and December 31, 2014	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,519,038 shares issued and outstanding as of December 31, 2015 and 7,509,543 shares issued and outstanding as of December 31, 2014	75	75
Additional paid-in capital	148,332	148,258
Retained earnings	3,133	4,799
Accumulated other comprehensive income (loss)	(197)	6,641
Total CHMI Stockholders’ Equity	$151,343	$159,773
Non-controlling interests in operating partnership	994	545
Total Stockholders’ Equity	$152,337	$160,318
Total Liabilities and Stockholders’ Equity	$636,340	$531,926

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands — except per share data)

	Year Ended December 31,
	2015	2014	2013
Income
Interest income	$27,712	$26,497	$6,228
Interest expense	5,983	4,307	867
Net interest income	21,729	22,190	5,361
Servicing fee income	1,719	—	—
Servicing costs	761	—	—
Net servicing income (loss)	958	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	854	(60)	(527)
Realized gain (loss) on derivatives, net	(3,913)	(2,643)	59
Realized gain (loss) on acquired assets, net	449	—	—
Unrealized gain (loss) on derivatives, net	(59)	(6,564)	2,747
Unrealized gain (loss) on investments in Excess MSRs	(19)	(5,100)	14,894
Unrealized gain (loss) on investments in MSRs	(1,123)	—	—
Total Income	18,876	7,823	22,534
Expenses
General and administrative expense	3,081	3,028	716
Management fee to affiliate	2,783	2,560	616
Total Expenses	5,864	5,588	1,332
Income (Loss) Before Income Taxes	13,012	2,235	21,202
Provision for corporate business taxes	(343)	(140)	—
Net Income (Loss)	13,355	2,375	21,202
Net (income) loss allocated to noncontrolling interests	(141)	(22)	(107)
Net Income (Loss) Applicable to Common Stockholders	$13,214	$2,353	$21,095
Net income (Loss) Per Share of Common Stock
Basic	$1.76	$0.31	$12.50
Diluted	$1.76	$0.31	$12.50
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,505,546	1,688,275
Diluted	7,512,444	7,508,827	1,688,275

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$13,355	$2,375	$21,202
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(5,984)	11,614	(5,560)
Reclassification of net realized (gain) loss on RMBS in earnings	(854)	60	527
Other comprehensive income (loss)	(6,838)	11,674	(5,033)
Comprehensive income (loss)	$6,517	$14,049	$16,169
Comprehensive income (loss) attributable to noncontrolling interests	69	129	81
Comprehensive income (loss) attributable to common stockholders	$6,448	$13,920	$16,088

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2012	1,000	$—	(A)	$1	$—	$(25)	$—	$(24)
Repurchase of common stock	(1,000)	—		(1)	—	—	—	(1)
Issuance of common stock, net of offering costs	7,500,000	75		148,078	—	—	—	148,153
Net Income	—	—		—	—	21,095	107	21,202
Other Comprehensive Loss	—	—		—	(5,033)	—	—	(5,033)
LTIP-OP Unit awards	—	—		—	—	—	200	200
Common dividends declared, $0.45 per share	—	—		—	—	(3,375)	—	(3,375)
Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—	(B)	180	—	—	—	180
Net Income	—	—		—	—	2,353	22	2,375
Other Comprehensive Income	—	—		—	11,674	—	—	11,674
LTIP-OP Unit awards	—	—		—	—	—	320	320
Distribution paid on LTIP-OP Units	—	—		—	—	—	(104)	(104)
Common dividends declared, $2.03 per share	—	—		—	—	(15,249)	—	(15,249)
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	9,495	—	(A)	74	—	—	—	74
Net Income	—	—		—	—	13,214	141	13,355
Other Comprehensive Income	—	—		—	(6,838)	—	—	(6,838)
LTIP-OP Unit awards	—	—		—	—	—	463	463
Distribution paid on LTIP-OP Units	—	—		—	—	—	(155)	(155)
Common dividends declared, $2.03 per share	—	—		—	—	(14,880)	—	(14,880)
Balance, December 31, 2015	7,519,038	$75		$148,332	$(197)	$3,133	$994	$152,337
(A)	de minimis ($10 rounds to $0)
(B)	de minimis ($95 rounds to $0)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$13,355	$2,375	$21,202
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(854)	60	527
Realized gain on bargain purchase	(449)	—	—
Accretion of premium and other amortization	3,811	2,058	217
Change in fair value of investments in Servicing Related Assets	1,142	5,100	(14,894)
Unrealized (gain) loss on derivatives, net	59	6,564	(2,747)
Realized (gain) loss on derivatives, net	3,913	2,643	(59)
LTIP-OP Unit awards	463	320	200
Changes in:
Receivables from unsettled trades	309	6,930	(7,239)
Receivables and other assets	1,643	(414)	(4,106)
Due to affiliate	229	153	616
Accrued expenses and other liabilities	(246)	718	956
Net cash provided by (used in) operating activities	$23,375	$26,507	$(5,327)
Cash Flows From Investing Activities
Purchase of RMBS	(303,278)	(202,679)	(416,695)
Principal paydown of RMBS	47,131	25,369	2,155
Proceeds from sale of RMBS	154,455	57,511	121,785
Acquisition of Excess MSRs	—	(2,181)	(98,968)
Principal paydown of Excess MSRs	13,261	16,065	3,556
Aurora acquisition, net of cash received	(3,839)	—	—
Acquisition of MSRs	(13,861)	—	—
Purchase of derivatives	(4,046)	(1,585)	(1,842)
Sale of derivatives	291	157	—
Purchases of Federal Home Loan Bank stock	(3,261)	—	—
Net cash provided by (used in) investing activities	$(113,147)	$(107,343)	$(390,009)
Cash Flows From Financing Activities
Changes in restricted cash	(2,995)	(3,203)	(3,744)
Borrowings under repurchase agreements	1,672,421	1,510,859	641,140
Repayments of repurchase agreements	(1,648,983)	(1,410,035)	(379,838)
Proceeds from Federal Home Loan Bank advances	109,550	—	—
Repayments of Federal Home Loan Bank advances	(47,300)	—	—
Proceeds from bank loans	25,000	—	—
Principal paydown of bank loans	(4,656)	—	—
Dividends paid	(15,028)	(14,789)	—
LTIP-OP Units distributions paid	(155)	(104)	—
Issuance of common stock, net of offering costs	74	180	148,152
Net cash provided by (used in) financing activities	$87,928	$82,908	$405,710
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,844)	$2,072	$10,374
Cash and Cash Equivalents, Beginning of Period	12,447	10,375	1
Cash and Cash Equivalents, End of Period	$10,603	$12,447	$10,375
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$5,606	$3,867	$178
Dividends declared but not paid	$3,684	$3,830	$3,375

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, as of December 31, 2012, the Company was authorized to issue 1,000 shares of common stock. On June 6, 2013, the Company amended and restated its charter and increased its authorized capitalization. Accordingly, at December 31, 2013, the Company was authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, Cherry Hill QRS III, LLC, CHMI Insurance Company, LLC (“CHMI Insurance”) and CHMI Solutions, Inc. (“CHMI Solutions”) (formerly CHMI Solutions, LLC) and Aurora Financial Group, Inc., (“Aurora”).

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

The Company was taxed for U.S. federal income tax purposes as a Subchapter C corporation for the two month period from October 31, 2012 (date of inception) to December 31, 2012. On February 13, 2013, the Company elected to be taxed for U.S. federal income tax purposes as a Subchapter S corporation effective January 1, 2013, and, as such, all federal tax liabilities were the responsibility of the sole stockholder. In anticipation of the IPO, the Company elected to revoke its Subchapter S election on October 2, 2013. The Company elected to be taxed as a real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the short taxable year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under U.S. federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under Section 7(a)(2)(B) of the Securities Act of 1933, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which it will adopt the recently issued accounting standard.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the year ended December 31, 2015 were settled prior to period end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.5 million and $1.3 million in interest income was receivable at December 31, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet. For further discussion on Receivables and other assets, see Note 14.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is amortized into interest income in accordance with the effective interest method.

Investments in Excess MSRs

Classification – The Company has elected the fair value option to record its investments in Excess MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.2 million and $2.7 million in Excess MSR cashflow was receivable at December 31, 2015 and December 31, 2014, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Investments in MSRs

Classification – The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the Receivables and other assets line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $787,000 in reimbursable servicing advances was receivable at December 31, 2015, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $4.6 million), borrowings under its repurchase agreements (approximately $4.2 million) as well as cash held that relates to the $24.3 million of borrowings on a term loan (“Term Loan”) (approximately $1.1 million). For further information on the restricted cash as it relates to the Term Loan, see Note 14.

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Realized gain (loss) on RMBS, net
Gain on RMBS	$1,398	$303	$116
Loss on RMBS	(544)	(363)	(643)
Net realized gain (loss) on RMBS	854	(60)	(527)
Realized gain (loss) on derivatives, net	(3,913)	(2,643)	59
Unrealized gain (loss) on derivatives, net	(59)	(6,564)	2,747
Total	$(3,118)	$(9,267)	$2,279

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

Federal Home Loan Bank of Indianapolis Advances

Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are secured by the pledge of Agency RMBS, have bullet maturities and bear interest at rates based on specified margins over LIBOR. Advances are treated as collateralized financing transactions and are carried at their contractual amounts. Interest is recorded at the contractual amount on an accrual basis.

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

Recent Accounting Pronouncements

Business Combinations – In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends ASC 805, Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to previously identified provisional amounts in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Currently, management does not anticipate that the adoption of ASU 2015-16 will have a material impact on the consolidated statement of income (loss) or earnings per share.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other” which consists primarily of general and administrative expenses including fees to the directors and management fees pursuant to the Management Agreement (see Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2015
Interest income	$14,313	$13,399	$—	$27,712
Interest expense	583	5,400	—	5,983
Net interest income	13,730	7,999	—	21,729
Servicing fee income	1,719	—	—	1,719
Servicing costs	761	—	—	761
Net servicing income	958	—	—	958
Other income	(693)	(3,118)	—	(3,811)
Other operating expenses	—	—	5,864	5,864
(Benefit from) provision for corporate business taxes	(343)	—	—	(343)
Net income (loss)	$14,338	$4,881	$(5,864)	$13,355

	Servicing Related Assets	RMBS	All Other		Total
Year Ended December 31, 2014
Interest income	$15,854	$10,643	$—	(A)	$26,497
Interest expense	—	4,307	—		4,307
Net interest income	15,854	6,336	—		22,190
Servicing fee income	—	—	—		—
Servicing costs	—	—	—		—
Net servicing income	—	—	—		—
Other income	(5,100)	(9,267)	—		(14,367)
Other operating expenses	—	—	5,588		5,588
(Benefit from) provision for corporate business taxes	(140)	—	—		(140)
Net income (loss)	$10,894	$(2,931)	$(5,588)		$2,375
Year Ended December 31, 2013
Interest income	$3,552	$2,676	$—	(A)	$6,228
Interest expense	—	867	—		867
Net interest income	3,552	1,809	—		5,361
Servicing fee income	—	—	—		—
Servicing costs	—	—	—		—
Net servicing income	—	—	—		—
Other income	14,894	2,279	—		17,173
Other operating expenses	—	—	1,332		1,332
(Benefit from) provision for corporate business taxes	—	—	—		—
Net income (loss)	$18,446	$4,088	$(1,332)		$21,202
Balance Sheet
December 31, 2015
Investments	$97,803	$508,242	$—		$606,045
Other assets	3,562	13,984	12,749		30,295
Total assets	101,365	522,226	12,749		636,340
Debt	24,313	447,810	—		472,123
Other liabilities	1,883	4,903	5,094		11,880
Total liabilities	26,196	452,713	5,094		484,003
GAAP book value	$75,169	$69,513	$7,655		$152,337
December 31, 2014
Investments	$91,322	$416,003	$—		$507,325
Other assets	2,713	8,920	12,968		24,601
Total assets	94,035	424,923	12,968		531,926
Debt	—	362,126	—		362,126
Other liabilities	—	4,319	5,163		9,482
Total liabilities	—	366,445	5,163		371,608
GAAP book value	$94,035	$58,478	$7,805		$160,318
(A)	de minimus ($192 rounds to $0)

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of December 31, 2015 and December 31, 2014. The following is a summary of the Company’s RMBS investments as of the periods indicated, (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	—	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$267,516	$263,924	$4,674	$(10)	$268,588	33	(B)	3.89%	3.72%	24
Freddie Mac	144,064	138,333	2,143	—	140,476	17	(B)	3.75%	3.20%	23
CMOs	25,964	7,105	—	(166)	6,939	4	Unrated	4.18%	13.04%	14
Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.70%	23
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$—	$—	$—	$—	$—	—		—%	—%	—
1-5 Years	—	—	—	—	—	—		—%	—%	—
5-10 Years	5,500	5,553	—	(216)	5,337	3	(B)	4.76%	4.96%	9
Over 10 Years	549,067	502,874	2,782	(2,751)	502,905	69	(B)	3.71%	3.59%	24
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
Within 1 year	$—	$—	$—	$—	$—	—		—%	—%	—
After 1 year through 5 years	—	—	—	—	—	—		—%	—%	—
After 5 years through 10 years	3,500	3,553	—	(126)	3,426	2	(B)	4.68%	4.76%	10
After 10 years	434,044	405,809	6,817	(50)	412,577	52	(B)	3.84%	3.69%	23
Total/Weighted Average	$437,544	$409,362	$6,817	$(176)	$416,003	54		3.85%	3.70%	23
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

At December 31, 2015 and December 31, 2014, the Company pledged Agency RMBS investments with a carrying value of approximately $399.8 million and $380.7 million, respectively, as collateral for repurchase agreements. At December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $83.2 million, as collateral for FHLBI advances. At December 31, 2015 and December 31, 2014, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the years ended December 31, 2015 and 2014, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

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

RMBS Unrealized Loss Positions

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)		Maturity (Years)(D)
Less than Twelve Months	$224,765	$229,732	$(2,413)	$227,319	31	(B)	3.62%	3.44%	24
Twelve or More Months	57,966	46,204	(554)	45,650	9	(B)	3.81%	4.13%	27
Total/Weighted Average	$282,731	$275,936	$(2,967)	$272,969	40		3.65%	3.55%	25

As of December 31, 2014

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)		Maturity (Years)(D)
Less than Twelve Months	$35,404	$16,946	$(176)	$16,770	5	(B)	3.78%	5.39%	23
Twelve or More Months	—	—	—	—	—		—%	—%	—
Total/Weighted Average	$35,404	$16,946	$(176)	$16,770	5		3.78%	5.39%	23
(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

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

The Company acquired the right to receive 85% of the excess mortgage servicing amount on MSR Pool 1 and, subject to certain limitations and pursuant to a recapture agreement (the “MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool l (which loans then become part of MSR Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 85%, of such termination payment.

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

The Company acquired the right to receive 50% of the excess mortgage servicing amount on MSR Pool 2 and, subject to certain limitations and pursuant to a recapture agreement (the “MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool 2 (which loans then become part of MSR Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 50%, of such termination payment.

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

On May 29, 2015, in conjunction with the acquisition of Aurora, we acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million. We have not entered into a recapture agreement covering the MSRs as of December 31, 2015.

On June 10, 2015, the Company agreed to transfer the direct servicing of the MSR portfolio to Freedom Mortgage pursuant to a subservicing agreement with Freedom Mortgage. The transfer occurred in September

2015. Pending the transfer, the former servicing employees of Aurora, now employees of Freedom Mortgage, directly serviced the portfolio for Aurora. The servicing, which was provided at cost pursuant to the Management Agreement with the Manager and the Services Agreement between the Manager and Freedom Mortgage. The cost for such services during the third quarter of 2015 is included in servicing costs on the consolidated statements of income (loss).

On October 30, 2015, Aurora acquired a portfolio of MSRs from an unrelated third party. The MSRs relate to loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate unpaid principal balance of approximately $1.4 billion. Transfer of the responsibility for servicing occurred on December 1, 2015 for the Fannie Mae loans and December 16, 2015 for the Freddie Mac loans. The purchase price was funded by a portion of the proceeds of the Term Loan that were drawn in September 2015.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$7,416,465	$39,483	$42,837	3.51%	26.0	$(2,822)
Pool 1 - Recapture Agreement	—	2,209	645	—	—	331
Pool 2	7,279,706	23,116	32,338	2.78%	27.1	2,626
Pool 2 - Recapture Agreement	—	1,780	716	—	—	(324)
Pool 2014	265,890	1,685	1,506	3.65%	27.4	170
Pool 2014 - Recapture Agreement	—	—	—	—	—	—
MSRs	2,016,351	20,884	19,761	3.76%	22.7	(1,123)
Total	$16,978,412	$89,157	$97,803	3.23%	26.1	$(1,142)

As of December 31, 2014

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$8,715,747	$48,007	$54,187	3.51%	27.0	$(2,660)
Pool 1 - Recapture Agreement	—	2,506	611	—	—	(371)
Pool 2	8,475,975	27,080	33,676	2.77%	27.8	160
Pool 2 - Recapture Agreement	—	2,002	1,262	—	—	(1,882)
Pool 2014	308,562	1,934	1,586	3.71%	28.4	(348)
Pool 2014 - Recapture Agreement	—	—	—	—	—	—
Total	$17,500,284	$81,529	$91,322	3.16%	27.4	$(5,100)
(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of December 31, 2015 and December 31, 2014 is reflected in the respective pool.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of December 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.3%
Texas	9.4%
Florida	6.5%
Virginia	6.0%
North Carolina	5.2%
Washington	5.1%
Georgia	5.0%
All other	50.5%
Total	100.0%

As of December 31, 2014

Percentage of Total Outstanding Unpaid Principal Balance
California	13.3%
Texas	10.1%
Florida	6.9%
Virginia	6.5%
North Carolina	5.7%
Georgia	5.3%
Washington	5.1%
All other	47.1%
Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of December 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders		—

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Shareholders		—

As of December 31, 2013

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,462,500
LTIP-OP Units	37,500
Equity Compensation Plans Not Approved By Shareholders	—	—

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

As of December 31, 2015, 37,950 LTIP-OP Units have vested. The Company recognized approximately $463,000 and $320,000 in share-based compensation expense in the years ended December 31, 2015 and 2014, respectively. There was approximately $928,000 of total unrecognized share-based compensation expense as of December 31, 2015, related to the 65,900 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

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

As of December 31, 2015, 1,377,112 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of December 31, 2015, the non-controlling interest holders in the Operating Partnership owned 103,850 LTIP-OP Units, or approximately 1.4% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to common stockholders and participating securities	$13,355	$2,375	$21,202
Net income allocable to common stockholders	$13,214	$2,353	$21,095
Denominator:
Weighted average common shares outstanding	7,509,543	7,505,546	1,688,275
Weighted average diluted shares outstanding	7,512,444	7,508,827	1,688,275
Basic and Dilutive:
Basic earnings per share	$1.76	$0.31	$12.50
Diluted earnings per share	$1.76	$0.31	$12.50

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The Management Agreement terminates on October 22, 2020, subject to automatic renewal for successive one-year terms and to certain termination rights. The Manager’s performance is reviewed prior to any renewal and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement, calculated and payable quarterly in arrears.

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

The Management Agreement provides that the Company will reimburse the Manager for various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of software, legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager. “Due to affiliates” consisted of the following for the periods indicated (dollars in thousands):

Management Fee to Affiliate

	Year Ended December 31,
	2015	2014	2013
Management fees	$2,263	$2,150	$549
Expense reimbursement	520	410	67
Total	$2,783	$2,560	$616

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three (3) years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

Other Affiliated Entities

See Note 5 for a discussion of the co-investments in Excess MSRs with Freedom Mortgage and the services provided by Freedom Mortgage during the period prior to transfer to Freedom Mortgage of the direct servicing obligations for the MSRs. See Note 10 for a discussion of the Acknowledgement Agreement among the Company, Freedom Mortgage and Ginnie Mae entered into in connection with the co-investments in Excess MSRs.

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and Treasury Futures

In order to help mitigate exposure to higher short-term interest rates in connection with its repurchase agreements, the Company enters into interest rate swap agreements. These agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates. A swaption is an option granting its owner the right but not the obligation to enter into an underlying swap. The Company’s interest rate swap agreements and swaptions have not been designated as hedging instruments for GAAP purposes.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	December 31, 2015	December 31, 2014
Notional amount of interest rate swaps	$300,300	$224,100
Notional amount of swaptions	85,000	105,000
Notional amount of TBAs, net	—	—
Notional amount of Treasury Futures	—	8,000
Total notional amount	$385,300	$337,100

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2015	$300,300	1.71%	0.37%	4.3
December 31, 2014	$224,100	1.84%	0.23%	5.4
December 31, 2013	$171,700	1.95%	0.24%	6.7

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Year Ended December 31,
Non-Hedge Derivatives	Income Statement Location	2015	2014	2013
Interest rate swaps	Realized gain/(loss) on derivative assets	$(2,128)	$(686)	$53
Swaptions	Realized gain/(loss) on derivative assets	(1,036)	(1,910)	—
TBAs	Realized gain/(loss) on derivative assets	(400)	60	17
Treasury futures	Realized gain/(loss) on derivative assets	(349)	(107)	(11)
Total		$(3,913)	$(2,643)	$59

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$51	$—	$51	$(51)	$—	$—
Swaptions	371	—	371	(371)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	(84)
Total Assets	$422	$—	$422	$(422)	$(84)	$—

Liabilities
Repurchase agreements	$385,560	$—	$385,560	$(381,386)	$(4,174)	$—
Interest rate swaps	4,595	—	4,595	—	(4,595)	—
Swaptions	—	—	—	—	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	—	—
Total Liabilities	$390,155	$—	$390,155	$(381,386)	$(8,769)	$—

As of December 31, 2014

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$46	$—	$46	$(46)	$—	$—
Swaptions	291	—	291	(291)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	5	—	5	(5)	(89)
Total Assets	$342	$—	$342	$(342)	$(89)	$—

Liabilities
Repurchase agreements	$362,126	$—	$362,126	$(359,270)	$(2,856)	$—
Interest rate swaps	4,045	—	4,045	(43)	(4,002)	—
Swaptions	—	—	—	—	—	—
TBAs	43	—	43	(43)	—	—
Treasury futures	—	—	—	—	—	—
Total Liabilities	$366,214	$—	$366,214	$(359,356)	$(6,858)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2015 and December 31, 2014.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2015 and December 31, 2014.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at December 31, 2015 and December 31, 2014.

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

Recurring Fair Value Measurements

As of December 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$308,772	$—	$308,772
Freddie Mac	—	193,411	—	193,411
CMOs	—	6,059	—	6,059
RMBS total	—	508,242	—	508,242
Derivative assets
Interest rate swaps	—	51	—	51
Interest rate swaptions	—	371	—	371
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative assets total	—	422	—	422
Servicing related assets	—	—	97,803	97,803
Total Assets	$—	$508,664	$97,803	$606,467
Liabilities
Derivative liabilities
Interest rate swaps	—	4,595	—	4,595
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative liabilities total	—	4,595	—	4,595
Total Liabilities	$—	$4,595	$—	$4,595

As of December 31, 2014

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$268,588	$—	$268,588
Freddie Mac	—	140,476	—	140,476
CMOs	—	6,939	—	6,939
RMBS total	—	416,003	—	416,003
Derivative assets
Interest rate swaps	—	46	—	46
Interest rate swaptions	—	291	—	291
TBAs	—	—	—	—
Treasury Futures	—	5	—	5
Derivative assets total	—	342	—	342
Servicing Related Assets	—	—	91,322	91,322
Total Assets	$—	$416,345	$91,322	$507,667
Liabilities
Derivative liabilities
Interest rate swaps	—	4,045	—	4,045
TBAs	—	43	—	43
Treasury Futures	—	—	—	—
Derivative liabilities total	—	4,088	—	4,088
Total Liabilities	$—	$4,088	$—	$4,088

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 instruments requires significant judgment by the third-party pricing providers and management. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s consolidated financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

In connection with the above, the Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2015 and December 31, 2014 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$—	$91,322
Purchases and principal paydowns
Purchases	—	—	—	20,884	20,884
Proceeds from principal paydowns	(8,825)	(4,186)	(250)	—	(13,261)
Changes in fair value due to:
Mark to market gain (loss)	(2,491)	2,302	170	(567)	(586)
Amortization of MSRs	—	—	—	(556)	(556)
Unrealized gain (loss) included in Net Income	$(2,491)	$2,302	$170	$(1,123)	$(1,142)
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803

As of December 31, 2014

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2013	$66,110	$44,196	$—	$—	$110,306
Purchases and principal paydowns
Purchases	—	—	2,181	—	2,181
Proceeds from principal paydowns	(8,281)	(7,536)	(247)	—	(16,065)
Unrealized gain included in Net Income	(3,031)	(1,722)	(348)	—	(5,100)
Balance at December 31, 2014	$54,798	$34,938	$1,586	$—	$91,322
(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$43,482	Discounted cash flow	Constant prepayment speed	4.0% - 19.0%	10.5%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Pool 2	$33,054	Discounted cash flow	Constant prepayment speed	8.3% - 42.3%	14.9%
			Uncollected Payments	10.4% - 13.9%	13.0%
			Discount rate		16.7%
Pool 2014	$1,506	Discounted cash flow	Constant prepayment speed	3.9% - 22.3%	11.2%
			Uncollected Payments	5.9% - 7.1%	6.8%
			Discount rate		11.9%
MSRs	$19,761	Discounted cash flow	Constant prepayment speed	0.0% - 13.8%	9.7%
			Uncollected payments	1.2% - 3.4%	1.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73
TOTAL	$97,803	Discounted cash flow

As of December 31, 2014

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$54,798	Discounted cash flow	Constant prepayment speed	6.2% - 12.8%	10.4%
			Uncollected Payments	2.8% - 7.0%	6.3%
			Discount rate	—	12.2%
Pool 2	$34,938	Discounted cash flow	Constant prepayment speed	11.9% - 21.9%	16.7%
			Uncollected Payments	9.6% - 15.2%	13.7%
			Discount rate	—	17.3%
Pool 2014	$1,586	Discounted cash flow	Constant prepayment speed	8.7% - 15.4%	12.3%
			Uncollected Payments	2.7% - 6.0%	5.4%
			Discount rate	—	11.8%
TOTAL	$91,322	Discounted cash flow
(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of December 31, 2015 and December 31, 2014:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2015 and December 31, 2014.

Commitments to Purchase/Sell RMBS

As of December 31, 2015 and December 31, 2014, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. As of December 31, 2015, and December 31, 2014, the Company was not obligated to purchase any securities and was obligated to sell less than $1,000 and approximately $43,000 of Fannie Mae securities, respectively.

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

Management has determined, as of December 31, 2015, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $385.6 million and $362.1 million of repurchase agreements as of December 31, 2015 and December 31, 2014, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 47 days and 63 days as of December 31, 2015 and December 31, 2014, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Notes 4 and 8).

The repurchase agreements had the following remaining maturities and weighted average rates (after giving effect to the Company’s interest rate swaps) as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

As of December 31, 2014

	Repurchase Agreements	Weighted Average Rate
Less than one month	$78,988	0.38%
One to three months	208,533	0.38%
Greater than three months	74,605	0.38%
Total/Weighted Average	$362,126	0.38%

Note 12 – FHLBI Advances

The Company had outstanding approximately $62.3 million of FHLBI advances, with a weighted average borrowing rate of 0.54% as of December 31, 2015. The Company’s obligations under these advances had a weighted average remaining maturity of 94 days as of December 31, 2015. Agency RMBS and FHLBI stock have been pledged as collateral for these advances (see Note 4) (dollars in thousands).

Federal Home Loan Bank Advance Characteristics

As of December 31, 2015

	Federal Home Loan Bank Advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	—	—%
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank Advances	$62,250	0.54%

Note 13 – Notes Payable

At December 31, 2015 the Company had outstanding borrowings of $24.3 million on a $25.0 million Term Loan. The outstanding borrowings bear interest at a weighted average interest rate of 5.57% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly.

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2015 and December 31, 2014 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2015	December 31, 2014
Excess servicing income receivable	$2,159	$2,713
Servicing advances	787	—
Interest receivable	1,497	1,322
Federal Home Loan Bank stock	3,261	—
Deferred tax receivable	203	146
Other receivables	1,421	375
Total other assets	$9,328	$4,556

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2015
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$7,984	$5,813	$8,088	$5,827
Interest expense	1,759	1,643	1,346	1,235
Net interest income	6,225	4,170	6,742	4,592
Servicing fee income	1,100	463	156	—
Servicing costs	301	366	94	—
Net servicing income (loss)	799	97	62
Other income (loss)
Realized gain (loss) on RMBS, net	393	269	(115)	307
Realized gain (loss) on derivatives, net	(1,672)	(947)	(52)	(1,242)
Realized gain (loss) on acquired assets, net	275	—	174	—
Unrealized gain (loss) on derivatives, net	4,634	(4,986)	2,835	(2,542)
Unrealized gain (loss) on investments in Excess MSRs	1,219	(2,059)	2,938	(2,117)
Unrealized gain (loss) on investments in MSRs	(560)	(541)	(22)	—
Total Income	11,313	(3,997)	12,562	(1,002)
Expenses
General and administrative expense	1,083	622	634	742
Management fee to affiliate	713	690	690	690
Total Expenses	1,796	1,312	1,324	1,432
Income (Loss) Before Income Taxes	9,517	(5,309)	11,238	(2,434)
Provision for corporate business taxes	(134)	(139)	(70)	—
Net Income (Loss)	9,651	(5,170)	11,308	(2,434)
Net (income) loss allocated to noncontrolling interests	(106)	46	(103)	22
Net Income (Loss) Applicable to Common Stockholders	$9,545	$(5,124)	$11,205	$(2,412)
Net income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$1.27	$(0.68)	$1.49	$(0.32)
Diluted	$1.27	$(0.68)	$1.49	$(0.32)
Weighted Average Number of Shares of Common Stock
Basic	7,509,543	7,509,543	7,509,543	7,509,543
Diluted	7,519,038	7,511,653	7,509,543	7,509,543

	2014
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$6,334	$6,542	$6,465	$7,156
Interest expense	1,190	1,164	1,006	947
Net interest income	5,144	5,378	5,459	6,209
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Net servicing income (loss)	—	—	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	166	48	75	(349)
Realized gain (loss) on derivatives, net	(1,359)	(1,025)	(187)	(72)
Realized gain (loss) on acquired assets, net	—	—	—	—
Unrealized gain (loss) on derivatives, net	(2,441)	2,025	(2,705)	(3,443)
Unrealized gain (loss) on investments in Excess MSRs	(301)	(2,348)	(1,976)	(475)
Unrealized gain (loss) on investments in MSRs	—	—	—	—
Total Income	1,209	4,078	666	1,870
Expenses
General and administrative expense	1,185	744	642	457
Management fee to affiliate	682	520	679	679
Total Expenses	1,867	1,264	1,321	1,136
Income (Loss) Before Income Taxes	(658)	2,814	(655)	734
Provision for corporate business taxes	(140)	—	—	—
Net Income (Loss)	(518)	2,814	(655)	734
Net (income) loss allocated to noncontrolling interests	5	(26)	3	(4)
Net Income (Loss) Applicable to Common Stockholders	$(513)	$2,788	$(652)	$730
Net income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$(0.07)	$0.37	$(0.09)	$0.10
Diluted	$(0.07)	$0.37	$(0.09)	$0.10
Weighted Average Number of Shares of Common Stock
Basic	7,508,549	7,506,560	7,504,572	7,502,505
Diluted	7,509,543	7,509,543	7,509,543	7,506,680

Note 16 – Income Taxes

The Company has elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is the Company’s policy to distribute all or substantially all of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company can elect to distribute such shortfall within the next year as permitted by the Code.

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora Financial Group Inc., its wholly owned subsidiary, and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Current federal income tax expense	$—	$—	$—
Current state income tax expense	—	6	—
Deferred federal income tax expense (benefit)	(309)	(124)	—
Deferred state income tax expense (benefit)	(34)	(22)	—
Total Income Tax Expense	$(343)	$(140)	$—

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2015		2014		2013
Computed income tax (benefit) expense at federal rate	$4,554	35.0%	$824	35.0%	$7,383	35.0%
State taxes, net of federal benefit, if applicable	(34)	(0.0)%	92	3.9%	—	—%
Permanent differences in taxable income from GAAP pre-tax income	(157)	(1.4)%	4,874	207.2%	(6,071)	(28.8)%
REIT income not subject to tax	(4,706)	(36.2)%	(5,930)	(252.0)%	(1,312)	(6.2)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(343)	(2.6)%	$(140)	(5.9)%	$—	—%
(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

Year Ended December 31,
	2015	2014	2013
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$—	$—	$—
State and local income taxes (payable) receivable	—	—	—
Income taxes (payable) receivable, net	$—	$—	$—

	December 31, 2015	December 31, 2014	December 31, 2013
Deferred tax assets (liabilities)
Deferred tax asset - organizational expenses	$72	$84	$—
Deferred tax asset - mortgage servicing rights	(121)	—	—
Deferred tax asset - net operating loss	252	62	—
Total net deferred tax assets (liabilities)	$203	$146	$—

The deferred tax asset as of December 31, 2015 and December 31, 2014 primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. CHMI Solutions’ federal and state net operating loss carryforwards at December 31, 2015 and December 31, 2014 were approximately $693,000 and $154,000, respectively, and are available to offset future taxable income and expire in 2035 and 2034, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at December 31, 2015 and December 31, 2014. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 17 – Business Combinations

On May 29, 2015 (the acquisition date), CHMI Solutions acquired 100% of the outstanding voting stock of Aurora. The results of Aurora’s operations have been included in the consolidated financial statements since that date. Aurora is a licensed mortgage origination and servicing company. Aurora is a seller/servicer for Fannie Mae and Freddie Mac. At December 31, 2015, Aurora owned approximately $2.0 billion in UPB of Fannie Mae and Freddie Mac MSRs.

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

In the Aurora acquisition agreement, the parties agreed to fix the valuation of the MSR portfolio, as a percentage of par, based on third party appraisals obtained at the end of January 2015. The agreement also provided that the UPB of the portfolio would be fixed 90 days after the agreement was signed. Due to the increase in interest rates between January and the closing date at the end of May 2015, the value of the MSR portfolio increased. In addition, the UPB of the portfolio declined between the end of April and the closing date in May. Valuation adjustments for intangible assets and loan loss reserves also contributed to the bargain purchase in the amount of approximately $734,000.The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Final Fair value of consideration transferred
Cash	$80
Mortgage receivables	2,772
Servicing escrow advances	410
Capital leases	46
Deposits held and prepaid items	28
License approvals	120
MSRs	7,069
Total identifiable assets acquired	10,525

Current liabilities	1,643
Settlement liability	260
Assumed debt	3,969
Total liabilities assumed	5,872

Net identifiable assets acquired	4,653
Cash consideration transferred	(3,919)
Gain on bargain purchase	$734
Deferred tax liabiltiy - bargin purchase	(285)
Realized gain (loss) on acquired assets, net	$449

The amounts of revenue and earnings of Aurora included in the Company’s consolidated income statement from the acquisition date to the period ending December 31, 2015 are as follows (dollars in thousands):

Revenue and Earnings Included in the Consolidated Income Statement

For the period from May 30, 2015 to December 31, 2015
Revenue	$1,719
Earnings	472

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for the years ended December 31, 2015, 2014 and 2013. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

	Year Ended December 31,
	2015	2014	2013
Revenue	$18,871	$7,811	$22,522
Earnings (loss)	$13,460	$2,398	$21,225

Earnings (Loss) Per Share of Common Stock
Basic	$1.79	$0.32	$12.57
Diluted	$1.79	$0.32	$12.57
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,505,546	1,688,275
Diluted	7,512,444	7,508,827	1,688,275

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 18 – CHMI Insurance Company

The Company’s indirectly owned subsidiary, CHMI Insurance Company LLC, or CHMI Insurance, became a member of the FHLBI on June 26, 2015. As a member of the FHLBI, CHMI Insurance had access to a variety of products and services offered by the FHLBI, including secured advances. As of December 31, 2015 CHMI Insurance had approximately $62.3 million of outstanding advances. See Note 19.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require CHMI Insurance to provide additional collateral. In addition, as a condition to membership in the FHLBI, CHMI Insurance is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At December 31, 2015, CHMI Insurance had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2015, the Company had not recognized an impairment charge related to its FHLBI stock.

Note 19 – Subsequent Events

In January 2016, the Federal Housing Finance Agency issued a final regulation that requires the Federal Home Loan Banks to terminate the memberships of their captive insurance company members within one year or five years after the rule becomes effective. Under the rule, the membership in the FHLBI of CHMI Insurance will be terminated in the one-year time frame. In addition, it is not able to obtain any additional advances and will not be permitted to roll over any advances once the rule is published in the Federal Register.

On January 29, 2016, Aurora acquired a portfolio of MSRs on Fannie Mae mortgage loans with an aggregate unpaid principal balance of approximately $463 million. Servicing functions, which transferred on March 1, 2016, will be performed by Freedom Mortgage pursuant to the sub-servicing agreement.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2015.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

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

Exhibit Number	Description
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

10.6
Amendment No. 1, dated as of October 22, 2015, to Amended and Restated Management Agreement, dated as of September 24, 2013, by and among Cherry Hill Mortgage Investment Corporation and its consolidated subsidiaries and Cherry Hill Mortgage Management, LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Cherry Mortgage Investment Corporation on October 23, 2015).

10.7
Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.9	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.10
Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.11	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.12
Stock Purchase Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 99.1 to the Schedule 13D filed by Stanley Middleman on October 11, 2013).

10.13
Form of LTIP Unit Vesting Agreement for Independent Directors (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.14
Form of Unrestricted Non-Employee Director Stock Award Agreement (Without Forfeiture Restrictions) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

Exhibit Number	Description
10.15	Form of Unrestricted Non-Employee Director Stock Award Agreement (With Forfeiture Restrictions) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014).

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 15, 2016	By:	/s/ Jeffrey Lown II
		Name:	Name: Jeffrey Lown II
		Title:	Title: President, Chief Investment Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2016	By:	/s/ Jeffrey Lown II
		Name:	Jeffrey Lown II
		Title:	President, Chief Investment Officer and Director (Principal Executive Officer)

Date: March 15, 2016	By:	/s/ Martin Levine
Martin Levine
Chief Financial Officer, Secretary and Treasurer Officer
(Principal Financial Officer)

Date: March 15, 2016	By:	/s/ Stanley Middleman
Stanley Middleman
Director

Date: March 15, 2016	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 15, 2016	By:	/s/ Jonathan Kislak
Jonathan Kislak
Director

Date: March 15, 2016	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director