Form 10-Q
period 2016-03-31
Cherry Hill Mortgage Investment Corp
filed 2016-05-10
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were 7,519,038 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC (“the Manager”), and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•	limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from registration as an investment company under the Investment Company Act; and

•	the degree and nature of the Company’s competition, including competition for its targeted assets.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015
(in thousands — except share data)

	March 31, 2016	December 31, 2015
Assets
RMBS, available-for-sale	$508,159	$508,242
Investments in Servicing Related Assets at fair value	92,604	97,803
Cash and cash equivalents	10,649	10,603
Restricted cash	12,906	9,942
Derivative assets	73	422
Receivables and other assets	10,801	9,328
Total Assets	$635,192	$636,340
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$398,374	$385,560
Federal Home Loan Bank advances	47,250	62,250
Derivative liabilities	9,447	4,595
Notes payable	23,836	24,313
Dividends payable	3,684	3,684
Due to affiliates	1,049	998
Accrued expenses and other liabilities	2,595	2,603
Total Liabilities	$486,235	$484,003
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized, 7,519,038 shares issued and outstanding as of March 31, 2016 and December 31, 2015	75	75
Additional paid-in capital	148,370	148,332
Retained earnings (deficit)	(7,614)	3,133
Accumulated other comprehensive income (loss)	7,135	(197)
Total CHMI Stockholders’ Equity	$147,966	$151,343
Non-controlling interests in operating partnership	991	994
Total Stockholders’ Equity	$148,957	$152,337
Total Liabilities and Stockholders’ Equity	$635,192	$636,340

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended March 31,
	2016	2015
Income
Interest income	$5,188	$5,827
Interest expense	1,657	1,235
Net interest income	3,531	4,592
Servicing fee income	1,495	-
Servicing costs	402	-
Net servicing income (loss)	1,093	-
Other income (loss)
Realized gain (loss) on RMBS, net	320	307
Realized gain (loss) on derivatives, net	(1,461)	(1,242)
Unrealized gain (loss) on derivatives, net	(5,198)	(2,542)
Unrealized gain (loss) on investments in Excess MSRs	(2,307)	(2,117)
Unrealized gain (loss) on investments in MSRs	(2,232)	-
Total Income (Loss)	(6,254)	(1,002)
Expenses
General and administrative expense	808	742
Management fee to affiliate	690	690
Total Expenses	1,498	1,432
Income (Loss) Before Income Taxes	(7,752)	(2,434)
Provision for corporate business taxes	(590)	-
Net Income (Loss)	(7,162)	(2,434)
Net (Income) loss allocated to noncontrolling interests	99	22
Net Income (Loss) Applicable to Common Stockholders	$(7,063)	$(2,412)
Net income (Loss) Per Share of Common Stock
Basic	$(0.94)	$(0.32)
Diluted	$(0.94)	$(0.32)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,509,543
Diluted	7,519,038	7,509,543

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(7,162)	$(2,434)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	7,652	2,791
Reclassification of net realized (gain) loss on RMBS in earnings	(320)	(307)
Other comprehensive income (loss)	7,332	2,484
Comprehensive income (loss)	$170	$50
Comprehensive income (loss) attributable to noncontrolling interests	2	0	(A)
Comprehensive income (loss) attributable to common stockholders	$168	$50

(A)	de minimis ($458.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the three month periods ended March 31, 2016 and 2015
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2014	7,509,543	$75	$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	-	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	(2,412)	(22)	(2,434)
Other Comprehensive Income	-	-	-	2,484	-	-	2,484
LTIP-OP Unit awards	-	-	-	-	-	102	102
Distribution paid on LTIP-OP Units, $0.51 per share	-	-	-	-	-	(35)	(35)
Common dividends declared	-	-	-	-	(3,830)	-	(3,830)
Balance, March 31, 2015	7,509,543	$75	$148,258	$9,125	$(1,443)	$590	$156,605

Balance, December 31, 2015	7,519,038	$75	$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	-	-	38	-	-	-	38
Net Income (Loss)	-	-	-	-	(7,063)	(99)	(7,162)
Other Comprehensive Income	-	-	-	7,332	-	-	7,332
LTIP-OP Unit awards	-	-	-	-	-	147	147
Distribution paid on LTIP-OP Units	-	-	-	-	-	(51)	(51)
Common dividends declared, $0.49 per share	-	-	-	-	(3,684)	-	(3,684)
Balance, March 31, 2016	7,519,038	$75	$148,370	$7,135	$(7,614)	$991	$148,957

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(7,162)	$(2,434)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(320)	(307)
Accretion of premium and other amortization	853	677
Change in fair value of investments in Servicing Related Assets	4,539	2,117
Unrealized (gain) loss on derivatives, net	5,198	2,542
Realized (gain) loss on derivatives, net	1,461	1,242
LTIP-OP Unit awards	147	102
Changes in:
Receivables from unsettled trades	-	309
Receivables and other assets	(1,474)	21
Due to affiliate	51	(20)
Accrued expenses and other liabilities	(8)	(195)
Net cash provided by (used in) operating activities	$3,285	$4,054
Cash Flows From Investing Activities
Purchase of RMBS	(27,340)	(72,544)
Principal paydown of RMBS	10,755	8,906
Proceeds from sale of RMBS	23,467	52,142
Acquisition of Excess MSRs	-	-
Principal paydown of Excess MSRs	4,912	4,644
Acquisition of MSRs	(4,252)	-
Purchase of derivatives	(1,458)	(528)
Net cash provided by (used in) investing activities	$6,084	$(7,380)
Cash Flows From Financing Activities
Changes in restricted cash	(2,964)	(3,326)
Borrowings under repurchase agreements	436,447	356,317
Repayments of repurchase agreements	(423,633)	(344,575)
Proceeds from Federal Home Loan Bank advances	7,000	-
Repayments of Federal Home Loan Bank advances	(22,000)	-
Principal paydown of bank loans	(476)	-
Dividends paid	(3,684)	(3,830)
LTIP-OP Units distributions paid	(51)	(35)
Issuance of common stock, net of offering costs	38	-
Net cash provided by (used in) financing activities	$(9,323)	$4,551
Net Increase (Decrease) in Cash and Cash Equivalents	$46	$1,225
Cash and Cash Equivalents, Beginning of Period	10,603	12,447
Cash and Cash Equivalents, End of Period	$10,649	$13,672
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$1,494	$517
Dividends declared but not paid	$3,684	$3,830

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)
Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States.

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, Cherry Hill QRS III, LLC, CHMI Insurance Company, LLC (“CHMI Insurance”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

On October 9, 2013, the Company completed an initial public offering (the “IPO”) and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities (“RMBS” or “securities”), the payment of principal and interest on which is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise (“Agency RMBS”).

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company and an affiliate of Freedom Mortgage Corporation (“Freedom Mortgage”). The Manager and Freedom Mortgage are controlled by Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

The Company has elected to be taxed as a REIT, as defined under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The interim consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. The interim consolidated financial statements reflect all necessary and recurring adjustments for fair presentation of the results for the interim periods presented herein.

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

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures. The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of RMBS, management’s judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the three month periods ended March 31, 2016 and in the year ended December 31, 2015, were settled prior to their respective period ends.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.5 million and $1.5 million in interest income was receivable at March 31, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Investments in Excess MSRs

Classification – The Company has elected the fair value option to record its investments in Excess MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for each pool of Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. A change to expected cash flows results in a cumulative retrospective adjustment, which is recorded in the period in which the change in occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.1 million and $2.2 million in Excess MSR cashflow was receivable at March 31, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

Investments in MSRs

Classification – The Company has elected the fair value option to record its investments in MSRs in order to provide users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing costs are reported on the consolidated statements of income. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $612,000 in reimbursable servicing advances was receivable at March 31, 2016, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 14.

Servicing fee income received and servicing costs incurred are reported on the consolidated statements of comprehensive income. The difference between the fair value of MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Classification – All derivatives are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements, and fair value may be reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $9.7 million and $4.6 million at March 31, 2016 and December 31, 2015, respectively), borrowings under its repurchase agreements (approximately $2.1 million and $4.2 million at March 31, 2016 and December 31, 2015, respectively) as well as cash held that relates to the $23.8 million and $ 24.3 million of borrowings on a term loan (“Term Loan”) (approximately $1.1 million at March 31, 2016 and December 31, 2015, respectively). For further information on the restricted cash as it relates to the Term Loan, see Note 13.

Due to Affiliate

This represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company has elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Realized gain (loss) on RMBS, net
Gain on RMBS	$320	$307
Loss on RMBS	-	-
Net realized gain (loss) on RMBS	320	307
Realized gain (loss) on derivatives, net	(1,461)	(1,242)
Unrealized gain (loss) on derivatives, net	(5,198)	(2,542)
Total	$(6,339)	$(3,477)

The gain and loss on RMBS presented above represent the amounts reclassified from other comprehensive income (loss) in earnings.

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under uncommitted master repurchase agreements. The repurchase agreements are generally short-term debt, which expire within one year. Borrowings under repurchase agreements generally bear interest rates of a specified margin over one-month LIBOR. The repurchase agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

Federal Home Loan Bank of Indianapolis Advances

Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) are secured by the pledge of Agency RMBS, have varying amortization structures and maturities and bear interest at rates set by FHLBI based on market conditions and a number of criteria, including the size of the transaction and the FHLBI’s cost of funds. Advances are treated as collateralized financing transactions and are carried at their contractual amounts. Interest is recorded at the contractual amount on an accrual basis.

Dividends Payable

Because the Company is organized and operated so as to qualify as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on the accounting date, which causes an offsetting reduction in retained earnings.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statement of income (loss) from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We applied this guidance to the Aurora acquisition.

Recent Accounting Pronouncements

Business Combinations – In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends ASC 805, Business Combinations. ASU 2015-16 requires that an acquirer recognize adjustments to previously identified provisional amounts in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Adoption of ASU 2015-16 did not have a material impact on the consolidated statement of income (loss) or earnings per share.

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

Stock Compensation – In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved After the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the period in which the performance target could be achieved) may differ from the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. Adoption of ASU 2014-12 did not have a material impact on the consolidated balance sheet, statement of income (loss), or earnings per share.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other” which consists primarily of general and administrative expenses, including fees to the directors and management fees pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Three Months Ended March 31, 2016
Interest income	$1,444	$3,744	$-	$5,188
Interest expense	340	1,317	-	1,657
Net interest income	1,104	2,427	-	3,531
Servicing fee income	1,495	-	-	1,495
Servicing costs	402	-	-	402
Net servicing income	1,093	-	-	1,093
Other income	(4,539)	(6,339)	-	(10,878)
Other operating expenses	-	-	1,498	1,498
Provision for corporate business taxes	-	-	(590)	(590)
Net income (loss)	$(2,342)	$(3,912)	$(908)	$(7,162)
Three Months Ended March 31, 2015
Interest income	$2,575	$3,252	$-	$5,827
Interest expense	-	1,235	-	1,235
Net interest income	2,575	2,017	-	4,592
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(2,117)	(3,477)	-	(5,594)
Other operating expenses	-	-	1,432	1,432
Provision for corporate business taxes	-	-	-	-
Net income (loss)	$458	$(1,460)	$(1,432)	$(2,434)

Balance Sheet
March 31, 2016
Investments	$92,604	$508,159	$-	$600,763
Other assets	3,665	17,718	13,046	34,429
Total assets	96,269	525,877	13,046	635,192
Debt	23,836	445,624	-	469,460
Other liabilities	2,007	9,734	5,034	16,775
Total liabilities	25,843	455,358	5,034	486,235
GAAP book value	$70,426	$70,519	$8,012	$148,957
December 31, 2015
Investments	$97,803	$508,242	$-	$606,045
Other assets	3,562	13,984	12,749	30,295
Total assets	101,365	522,226	12,749	636,340
Debt	24,313	447,810	-	472,123
Other liabilities	1,883	4,903	5,094	11,880
Total liabilities	26,196	452,713	5,094	484,003
GAAP book value	$75,169	$69,513	$7,655	$152,337

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of March 31, 2016 and December 31, 2015 (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$342,288	$315,200	$4,888	$(64)	$320,024	46	(B)	3.77%	3.59%	23
Freddie Mac	190,523	178,119	2,620	-	180,739	23	(B)	3.62%	3.35%	25
CMOs	17,896	7,706	6	(316)	7,396	5	Unrated	4.35%	6.96%	10
Total/Weighted Average	$550,707	$501,025	$7,514	$(380)	$508,159	74		3.72%	3.56%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of March 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-	-	-
1-5 Years	-	-	-	-	-	-		-	-	-
5-10 Years	5,500	5,553	-	(159)	5,394	3	(B)	4.77%	4.57%	9
Over 10 Years	545,207	495,472	7,514	(221)	502,765	71	(B)	3.71%	3.55%	24
Total/Weighted Average	$550,707	$501,025	$7,514	$(380)	$508,159	74		3.72%	3.56%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-	-	-
1-5 Years	-	-	-	-	-	-		-	-	-
5-10 Years	5,500	5,553	-	(216)	5,337	3	(B)	4.76%	4.96%	9
Over 10 Years	549,067	502,874	2,782	(2,751)	502,905	69	(B)	3.71%	3.59%	24
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

At March 31, 2016 and December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $416.1 million and $399.8 million, respectively, as collateral for repurchase agreements. At March 31, 2016, and December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $51.8 million and $83.2 million, respectively, as collateral for FHLBI advances. At March 31, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three month periods ended March 31, 2016 and 2015, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

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

RMBS Unrealized Loss Positions

As of March 31, 2016

	Original		Gross		Number	Weighted Average
Asset Type	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$33,101	$34,495	$(187)	$34,308	7	(B)	3.94%	3.72%	20
Twelve or More Months	28,577	17,577	(193)	17,384	4	(B)	3.15%	4.15%	15
Total/Weighted Average	$61,678	$52,072	$(380)	$51,692	11		3.68%	3.86%	19

As of December 31, 2015

	Original		Gross		Number	Weighted Average
Asset Type	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$271,585	$274,996	$(2,749)	$272,247	39	(B)	3.65%	3.48%	24
Twelve or More Months	11,146	940	(218)	722	1	(B)	3.00%	25.37%	17
Total/Weighted Average	$282,731	$275,936	$(2,967)	$272,969	40		3.65%	3.55%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

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

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, we acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million. We have not entered into a recapture agreement covering the MSRs as of March 31, 2016.

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

On October 30, 2015, Aurora acquired a portfolio of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate unpaid principal balance of approximately $1.4 billion.

On January 29, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $463 million.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2016

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$7,142,753	$36,623	$37,528	3.51%	25.8	$(2,449)
Pool 1 - Recapture Agreement	-	2,025	1,566			1,105
Pool 2	6,999,638	21,533	29,467	2.82%	26.8	(1,288)
Pool 2 - Recapture Agreement	-	1,632	945			377
Pool 2014	254,898	1,548	1,317	3.65%	27.2	(52)
Pool 2014 - Recapture Agreement	-	-	-			-
MSRs (E)	2,405,863	24,013	21,781	3.78%	22.6	(2,232)
Total	$16,803,152	$87,374	$92,604	3.26%	25.8	$(4,539)

As of December 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Pool 1	$7,416,465	$39,483	$42,837	3.51%	26.0	$(2,822)
Pool 1 - Recapture Agreement	-	2,209	645	-	-	331
Pool 2	7,279,706	23,116	32,338	2.78%	27.1	2,626
Pool 2 - Recapture Agreement	-	1,780	716	-	-	(324)
Pool 2014	265,890	1,685	1,506	3.65%	27.4	170
Pool 2014 - Recapture Agreement	-	-	-	-	-	-
MSRs (E)	2,016,351	20,884	19,761	3.76%	22.7	(1,123)
Total	$16,978,412	$89,157	$97,803	3.23%	26.1	$(1,142)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of March 31, 2016 and December 31, 2015 is reflected in the respective pool.
(E)	MSR cost basis consists of the carrying value of the prior period, adjusted for any acquisitions made during the current period.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of March 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
California	12.0%
Texas	9.2%
Florida	6.5%
Virginia	5.9%
North Carolina	5.1%
New Jersey	5.1%
All other	56.2%
Total	100.0%

As of December 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.3%
Texas	9.4%
Florida	6.5%
Virginia	6.0%
North Carolina	5.2%
Washington	5.1%
Georgia	5.0%
All other	50.5%
Total	100.0%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant states. Any such downturn in a state where the Company holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and, therefore, could have a meaningful, negative impact on the Company’s Servicing Related Assets.

Note 6 — Equity and Earnings per Share

Equity Incentive Plan

During 2013, the board of directors approved, and the Company’s sole stockholder at the time adopted, the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Company’s operating partnership, Cherry Hill Operating Partnership, LP (the “Operating Partnership”).

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of March 31, 2016

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

As of March 31, 2016, 37,950 LTIP-OP Units have vested. The Company recognized approximately $147,000 and $102,000 in share-based compensation expense in the three month periods ended March 31, 2016 and 2015, respectively. There was approximately $781,000 of total unrecognized share-based compensation expense as of March 31, 2016, related to the 65,900 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

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

As of March 31, 2016, 1,377,112 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of March 31, 2016, the non-controlling interest holders in the Operating Partnership owned 103,850 LTIP-OP Units, or approximately 1.4% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income attributable to common stockholders and participating securities	$(7,162)	$(2,434)
Net income allocable to common stockholders	$(7,063)	$(2,412)
Denominator:
Weighted average common shares outstanding	7,509,543	7,509,543
Weighted average diluted shares outstanding	7,519,038	7,509,543
Basic and Dilutive:
Basic earnings per share	$(0.94)	$(0.32)
Diluted earnings per share	$(0.94)	$(0.32)

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

Management Fee to Affiliate

	Three Months Ended March 31,
	2016	2015
Management fees	$560	$560
Expense reimbursement	130	130
Total	$690	$690

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

Other Affiliated Entities

The Company, through one of its subsidiaries, has entered into an uncommitted master repurchase agreement with Freedom Mortgage pursuant to which the Company may, from time to time, purchase a newly issued Ginnie Mae RMBS, subject to Freedom Mortgage’s agreement to repurchase the security at a future date, generally no more than 120 days later. The Company simultaneously re-hypothecates the security to one of its counterparties with whom it has a repurchase agreement, for an identical term.  Each transaction is done at market rates. For the three- month period ended March 31, 2016, the Company earned approximately $2,000 in income and had a corresponding expense of less than $1,000.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	March 31, 2016	December 31, 2015
Notional amount of interest rate swaps	$286,750	$300,300
Notional amount of swaptions	85,000	85,000
Notional amount of TBAs, net	-	-
Notional amount of Treasury Futures	3,000	-
Total notional amount	$374,750	$385,300

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2016	$286,750	1.63%	0.62%	3.9
December 31, 2015	$300,300	1.71%	0.37%	4.3

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended March 31,
Non-Hedge Derivatives	Income Statement Location	2016	2015
Interest rate swaps	Realized gain/(loss) on derivative assets	$(1,350)	$(788)
Swaptions	Realized gain/(loss) on derivative assets	-	-
TBAs	Realized gain/(loss) on derivative assets	(82)	(109)
Treasury futures	Realized gain/(loss) on derivative assets	(29)	(345)
Total		$(1,461)	$(1,242)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2016

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$-	$-	$-	$-	$-	$-
Swaptions	39	-	39	(39)	-	-
TBAs	4	-	4	(4)	-	-
Treasury futures	30	-	30	(30)	(257)
Total Assets	$73	$-	$73	$(73)	$(257)	$-

Liabilities
Repurchase agreements	$398,374	$-	$398,374	$(396,261)	$(2,113)	$-
Interest rate swaps	9,447	-	9,447	-	(9,447)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$407,821	$-	$407,821	$(396,261)	$(11,560)	$-

As of December 31, 2015

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$51	$-	$51	$(51)	$-	$-
Swaptions	371	-	371	(371)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	(84)
Total Assets	$422	$-	$422	$(422)	$(84)	$-

Liabilities
Repurchase agreements	$385,560	$-	$385,560	$(381,386)	$(4,174)	$-
Interest rate swaps	4,595	-	4,595	-	(4,595)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$390,155	$-	$390,155	$(381,386)	$(8,769)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2016 and December 31, 2015.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at March 31, 2016 and December 31, 2015.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2016.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at March 31, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements

As of March 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$320,024	$-	$320,024
Freddie Mac	-	180,739	-	180,739
CMOs	-	7,396	-	7,396
RMBS total	-	508,159	-	508,159
Derivative assets
Interest rate swaps	-	-	-	-
Interest rate swaptions	-	39	-	39
TBAs	-	4	-	4
Treasury Futures	-	30	-	30
Derivative assets total	-	73	-	73
Servicing related assets	-	-	92,604	92,604
Total Assets	$-	$508,232	$92,604	$600,836
Liabilities
Derivative liabilities
Interest rate swaps	-	9,447	-	9,447
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	9,447	-	9,447
Total Liabilities	$-	$9,447	$-	$9,447

As of December 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$308,772	$-	$308,772
Freddie Mac	-	193,411	-	193,411
CMOs	-	6,059	-	6,059
RMBS total	-	508,242	-	508,242
Derivative assets
Interest rate swaps	-	51	-	51
Interest rate swaptions	-	371	-	371
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative assets total	-	422	-	422
Servicing related assets	-	-	97,803	97,803
Total Assets	$-	$508,664	$97,803	$606,467
Liabilities
Derivative liabilities
Interest rate swaps	-	4,595	-	4,595
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	4,595	-	4,595
Total Liabilities	$-	$4,595	$-	$4,595

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2016 and December 31, 2015 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2016

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases and principal paydowns
Purchases	-	-	-	4,252	4,252
Proceeds from principal paydowns	(3,044)	(1,731)	(137)	-	(4,912)
Changes in fair value due to:
Mark to market gain (loss)	(1,344)	(911)	(52)	(1,616)	(3,923)
Amortization of MSRs	-	-	-	(616)	(616)
Unrealized gain (loss) included in Net Income	$(1,344)	$(911)	$(52)	$(2,232)	$(4,539)
Balance at March 31, 2016	$39,094	$30,412	$1,317	$21,781	$92,604

As of December 31, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$-	$91,322
Purchases and principal paydowns
Purchases	-	-	-	20,884	20,884
Proceeds from principal paydowns	(8,825)	(4,186)	(250)	-	(13,261)
Changes in fair value due to:
Mark to market gain (loss)	(2,491)	2,302	170	(567)	(586)
Amortization of MSRs	-	-	-	(556)	(556)
Unrealized gain (loss) included in Net Income	$(2,491)	$2,302	$170	$(1,123)	$(1,142)
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of March 31, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$39,094	Discounted cash flow	Constant prepayment speed	4.2% - 23.0%	12.7%
			Uncollected Payments	2.5% - 7.0%	6.1%
			Discount rate		12.3%
Pool 2	$30,412	Discounted cash flow	Constant prepayment speed	8.0% - 39.9%	16.0%
			Uncollected Payments	9.1% - 13.8%	12.5%
			Discount rate		16.6%
Pool 2014	$1,317	Discounted cash flow	Constant prepayment speed	3.9% - 28.7%	12.8%
			Uncollected Payments	5.5% - 7.1%	6.7%
			Discount rate		11.9%
MSRs	$21,781	Discounted cash flow	Constant prepayment speed	0.1% - 19.3%	12.4%
			Uncollected payments	0.9% - 1.6%	1.4%
			Discount rate		9.3%
			Annual cost to service, per loan		$65
TOTAL	$92,604	Discounted cash flow

As of December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$43,482	Discounted cash flow	Constant prepayment speed	4.0% - 19.0%	10.5%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Pool 2	$33,054	Discounted cash flow	Constant prepayment speed	8.3% - 42.3%	14.9%
			Uncollected Payments	10.4% - 13.9%	13.0%
			Discount rate		16.7%
Pool 2014	$1,506	Discounted cash flow	Constant prepayment speed	3.9% - 22.3%	11.2%
			Uncollected Payments	5.9% - 7.1%	6.8%
			Discount rate		11.9%
MSRs	$19,761	Discounted cash flow	Constant prepayment speed	0.0% - 13.8%	9.7%
			Uncollected payments	1.2% - 3.4%	1.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73
TOTAL	$97,803	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of March 31, 2016 and December 31, 2015:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2016 and December 31, 2015.

Commitments to Purchase/Sell RMBS

As of March 31, 2016 and December 31, 2015, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. As of March 31, 2016, the Company was obligated to purchase approximately $4,000 of Fannie Mae securities and was not obligated to sell any securities. As of December 31, 2015, the Company was not obligated to buy any securities and was obligated to sell less than $1,000 of Fannie Mae securities.

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

Management has determined, as of March 31, 2016, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $398.4 million and $385.6 million of repurchase agreements as of March 31, 2016 and December 31, 2015, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 45 days and 47 days as of March 31, 2016 and December 31, 2015, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Notes 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$126,491	0.69%
One to three months	271,883	0.72%
Greater than three months	-	-
Total/Weighted Average	$398,374	0.71%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

Note 12 – FHLBI Advances

The Company had outstanding approximately $47.3 million and $62.3 million of Federal Home Loan Bank of Indianapolis (“FHLBI”) advances, with weighted average borrowing rates of 0.57% and 0.54% as of March 31, 2016 and December 31, 2015, respectively. The Company’s obligations under these advances had a weighted average remaining maturity of 26 and 94 days as of March 31, 2016 and December 31, 2015, respectively. Agency RMBS and FHLBI stock have been pledged as collateral for these advances (see Note 4).

As a result of Federal Housing Finance Agency (“FHFA”) rulemaking relating to captive insurance companies and their ability to maintain membership in the Federal Home Loan Bank system, the Company’s captive insurance subsidiary is not able to obtain additional advances from the FHLBI as of the date of these financial statements.

The outstanding FHLBI advances had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of March 31, 2016

	Federal Home Loan Bank Advances	Weighted Average Rate
Less than one month	$26,500	0.50%
One to three months	20,750	0.65%
Greater than three months	-	-
Total/Weighted Average Federal Home Loan Bank Advances	$47,250	0.57%

As of December 31, 2015

	Federal Home Loan Bank Advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	-	-%
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank Advances	$62,250	0.54%

Note 13 – Notes Payable

At March 31, 2016 and December 31, 2015 the Company had outstanding borrowings of $23.8 million and $24.3 million, respectively, on a $25.0 million Term Loan. The $25 million Term Loan was fully drawn as of March 31, 2016. The outstanding borrowings bear interest at a weighted average interest rate of 5.57% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly.

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2016	December 31, 2015
Excess servicing income receivable	$2,128	$2,159
Servicing advances	612	787
Interest receivable	1,496	1,497
Federal Home Loan Bank stock	3,261	3,261
Deferred tax receivable	793	203
Other receivables	2,511	1,421
Total other assets	$10,801	$9,328

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

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a taxable REIT subsidiary (“TRS”) of the Company, and all activities conducted through CHMI Solutions and its wholly owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora Financial Group Inc., its wholly owned subsidiary, and is fully taxed as a standalone U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Current federal income tax expense	$-	$-
Current state income tax expense	-	-
Deferred federal income tax expense (benefit)	(499)	-
Deferred state income tax expense (benefit)	(91)	-
Total Income Tax Expense	$(590)	$-

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2016		2015
Computed income tax (benefit) expense at federal rate	$(2,713)	35.0%	$(852)	35.0%
State taxes, net of federal benefit, if applicable	(59)	0.8%	(95)	3.9%
Permanent differences in taxable income from GAAP pre-tax income	-	(0.1)	-	-
REIT income not subject to tax	2,182	(28.1)%	947	(38.9)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(590)	7.6%	$-	-

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2016 and December 31, 2015, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

Three Months Ended March 31,
	2016	2015
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$-	$-
State and local income taxes (payable) receivable	-	-
Income taxes (payable) receivable, net	$-	$-

	March 31, 2016	December 31, 2015
Deferred tax assets (liabilities)
Deferred tax asset - organizational expenses	$72	$72
Deferred tax asset - mortgage servicing rights	508	(121)
Deferred tax asset - net operating loss	213	252
Total net deferred tax assets (liabilities)	$793	$203

CHMI Solutions’ federal and state net operating loss carryforwards at March 31, 2016 and December 31, 2015 were approximately $594,000 and $693,000, respectively, and are available to offset future taxable income and expire in 2036 and 2035, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at March 31, 2016 and December 31, 2015. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

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

In the Aurora acquisition agreement, the parties agreed to fix the valuation of the MSR portfolio, as a percentage of par, based on third party appraisals obtained at the end of January 2015. The agreement also provided that the UPB of the portfolio would be fixed 90 days after the agreement was signed. Due to the increase in interest rates between January and the closing date at the end of May 2015, the value of the MSR portfolio increased. In addition, the UPB of the portfolio declined between the end of April and the closing date in May. Valuation adjustments for intangible assets and loan loss reserves also contributed to bargain purchase in the amount of approximately $734,000.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the acquisition date (dollars in thousands):

Preliminary Fair value of consideration transferred
Cash	$80
Mortgage receivables	2,772
Servicing escrow advances	410
Capital leases	46
Deposits held and prepaid items	28
License approvals	120
MSRs	7,069
Total identifiable assets acquired	$10,525

Current liabilities	1,643
Settlement liability	260
Assumed debt	3,969
Total liabilities assumed	$5,872

Net identifiable assets acquired	4,653
Cash consideration transferred	(3,919)
Gain on bargain purchase	$734
Deferred tax liabiltiy - bargin purchase	(285)
Realized gain (loss) on acquired assets, net	$449

Note 17 – CHMI Insurance Company

The Company’s indirectly owned subsidiary, CHMI Insurance Company LLC, or CHMI Insurance, became a member of the FHLBI on June 26, 2015. As a member of the FHLBI, CHMI Insurance had access to a variety of products and services offered by the FHLBI, including secured advances. As of March 31, 2016 and December 31, 2015, CHMI Insurance had $47.3 million and $62.3 million, respectively, of outstanding advances.

The FHLBI retains the right to mark the underlying collateral for FHLBI advances to fair value. A reduction in the value of pledged assets would require CHMI Insurance to provide additional collateral. In addition, as a condition to membership in the FHLBI, CHMI Insurance is required to purchase and hold a certain amount of FHLBI stock, which is based, in part, upon the outstanding principal balance of advances from the FHLBI. At March 31, 2016, CHMI Insurance had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2016, the Company had not recognized an impairment charge related to its FHLBI stock.

In January 2016, the FHFA issued a final regulation that requires the FHLBs to terminate the memberships of their captive insurance company members within one year or five years after the rule becomes effective. Under the rule, the membership in the FHLBI of CHMI Insurance will be terminated in the one-year time frame. In addition, it is not able to obtain any additional advances and will not be permitted to roll over any advances once the rule is published in the Federal Register.

Note 18 – Subsequent Events
Events subsequent to March 31, 2016, were evaluated and no additional events were identified requiring further disclosure in these interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

We elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with a substantial portion of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired an additional portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $1.4 billion as of the closing date in October 2015. In addition, on January 29, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $463 million.

Aurora has the licenses necessary to originate and service mortgage loans on a nationwide basis and is an approved Fannie Mae and Freddie Mac servicer. Although we continue to discuss the conditions under which Ginnie Mae will approve the change in control, it is not clear at this time that such conditions will be resolved. No assurance can be given that Ginnie Mae will approve the change of control.

We invest in whole pool Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. During the second half of 2015, we also used advances from the FHLBI to finance our Agency RMBS. We have also invested in Agency CMOs consisting of interest-only securities as well as credit risk transfer securities issued by Fannie Mae and Freddie Mac.

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our Excess MSRs and RMBS, the net servicing fee we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. The Company’s operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underly the MSRs held by the Company.

Set forth below is the positive gross spread between the yield on our invested assets and our costs of funding those assets at the end of the periods indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2016	3.56%	1.70%	1.86%
December 31, 2015	3.60%	1.89%	1.71%
September 30, 2015	3.01%	1.93%	1.08%
June 30, 2015	3.63%	1.96%	1.67%
March 31, 2015	3.83%	1.92%	1.91%
December 31, 2014	3.70%	1.99%	1.71%
September 30, 2014	3.61%	2.00%	1.61%
June 30, 2014	3.62%	2.00%	1.62%
March 31, 2014	3.56%	2.10%	1.46%
December 31, 2013	3.48%	2.10%	1.38%
September 30, 2013	-	-	-

The Average Cost of Funds also includes the benefits of related swaps.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2016	2015
Income
Interest income	$5,188	$5,827
Interest expense	1,657	1,235
Net Interest Income	3,531	4,592
Servicing fee income	1,495	-
Servicing costs	402	-
Net servicing income	1,093	-
Other Income (Loss)
Realize gain (loss) on RMBS, net	320	307
Realized gain (loss) on derivatives, net	(1,461)	(1,242)
Realized gain (loss) on acquired assets, net	-	-
Unrealized gain (loss) on derivatives, net	(5,198)	(2,542)
Unrealized gain (loss) on Excess MSRs	(2,307)	(2,117)
Unrealized gain (loss) on investments in MSRs	(2,232)	-
Total Income	(6,254)	(1,002)
Expenses
General and administrative expense	808	742
Management fee to affiliate	690	690
Total Expenses	1,498	1,432
Income (Loss) Before Income Taxes	(7,752)	(2,434)
(Benefit from) provision for corporate business taxes	(590)	-
Net Income (Loss)	(7,162)	(2,434)
Net income allocated to LTIP - OP Units	99	22
Net income (loss) Applicable to Common Stockholders	$(7,063)	$(2,412)

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended March 31, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$1,444	$3,744	$-	$5,188
Interest expense	340	1,317	-	1,657
Net interest income	1,104	2,427	-	3,531
Servicing fee income	1,495	-	-	1,495
Servicing costs	402	-	-	402
Net servicing income	1,093	-	-	1,093
Other income	(4,539)	(6,339)	-	(10,878)
Other operating expenses	-	-	1,498	1,498
Corporate business taxes	-	-	(590)	(590)
Net income (loss)	$(2,342)	$(3,912)	$(908)	$(7,162)

	Three Months Ended March 31, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$2,575	$3,252	$-	$5,827
Interest expense	-	1,235	-	1,235
Net interest income	2,575	2,017	-	4,592
Servicing fee income	-	-	-	-
Servicing costs	-	-	-	-
Net servicing income	-	-	-	-
Other income	(2,117)	(3,477)	-	(5,594)
Other operating expenses	-	-	1,432	1,432
Corporate business taxes	-	-	-	-
Net income (loss)	$458	$(1,460)	$(1,432)	$(2,434)

Interest Income

Interest income for the three month period ended March 31, 2016, was $5.2 million as compared to $5.8 million for the three month period ended March 31, 2015. The $639,000 decrease was driven primarily by a decrease of approximately $1.1 million related to the Excess MSRs which was primarily a function of the application of the retrospective method which looks back using the current, rather than historical, estimates of prepayments to measure amortization of the Excess MSRs. The decrease in interest income was also offset by an increase of approximately $492,000 related to RMBS.

Interest Expense

Interest expense for the three month period ended March 31, 2016, was $1.7 million as compared to $1.2 million for the three month period ended March 31, 2015. The $422,000 increase was comprised of an increase of $340,000 from Servicing Related Assets and an increase of $82,000 from RMBS. The increase associated with the Servicing Related Assets was primarily due to borrowings on our $25 million Term Loan and the increase associated with the RMBS was primarily due to an overall increase in repurchase rates offset which were in part offset by swap hedges.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets decreased by approximately $4.5 million for the three month period ended March 31, 2016, primarily due to fluctuations in the modeled prepayment speeds. The fair values of MSR Pool 1, MSR Pool 2, Pool 2014 and the MSRs decreased by approximately $1.3 million, $911,000, $52,000 and $2.2 million, respectively, for the three month period ended March 31, 2016.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended March 31, 2016 decreased by $5.2 million due to a decrease in interest rates during the period.

General and Administrative Expense

General and administrative expense for the three month period ended March 31, 2016, increased by approximately $63,000 as compared to the three month period ended March 31, 2015 primarily due to costs associated with CHMI Solutions and CHMI Insurance.

Management Fees to Affiliate

Management fees for the three month period ended March 31, 2016 remained unchanged as compared to the three month period ended March 31, 2015.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units for the three month period ended March 31, 2016, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.4% of net income.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2016
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Other comprehensive income (loss)	7,332
Accumulated other comprehensive gain (loss), March 31, 2016	$7,135

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended March 31, 2016, a 50 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $7.3 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings attributable to common stockholders, per share.

Core earnings is a non-GAAP financial measure and is defined by us as GAAP net income (loss) a, excluding realized gain (loss) on RMBS, realized gain (loss) on derivatives, unrealized gain (loss) on derivatives and unrealized gain (loss) on investments in Excess MSRs and MSRs, and as adjusted to exclude net income (loss) allocable to non-controlling interest attributable to outstanding LTIP-OP units in our operating partnership. Additionally, core earnings excludes (1) any estimated “catch up” premium amortization (benefit) cost due to the use of current rather than historical estimates of CPR for amortization of Excess MSRs and (2) the amortization of MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other companies that invest in residential mortgage-related assets those may  calculate core earnings differently than we do.. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended March 31, 2016, as compared to the three month period ended March 31, 2015, increased by approximately $261,000, or $0.04 per average common share. This increase was driven primarily by increased Excess MSR income received in the period.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(7,162)	$(2,434)
Realized (gain) loss on RMBS, net	(320)	(307)
Realized (gain) loss on derivatives, net	1,461	1,242
Unrealized (gain) loss on derivatives, net	5,198	2,542
Unrealized (gain) loss on investments in Excess MSRs	2,307	2,117
Unrealized (gain) loss on investments in MSRs	2,232	-
Tax (benefit) expense on unrealized (gain) loss on MSRs	(629)	-
Estimated “catch up” premium amortization (benefit) cost	1,617	645
Amortization of MSRs	(616)	-
Total core earnings:	$4,088	$3,805
Core earnings attributable to noncontrolling interests	(56)	(35)
Core Earnings Attributable to Common Stockholders	$4,032	$3,770
Core Earnings Attributable to Common Stockholders, per Share	$0.54	$0.50
GAAP Net income (Loss) Per Share of Common Stock	$(0.94)	$(0.32)

Our Portfolio

Excess MSRs

As of March 31, 2016 and December 31, 2015, we had approximately $70.8 million and $78.0 million, respectively, estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at March 31, 2016 and December 31, 2015, of approximately $14.4 billion and $15.0 billion, respectively. Freedom Mortgage is the servicer of the loans underlying these Excess MSRs, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying these Excess MSRs. These investments in Excess MSRs are subject to recapture agreements with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

Upon completion of our IPO and the concurrent private placement, we entered into two separate Excess MSR acquisition and recapture agreements with Freedom Mortgage related to our investments in Excess MSRs. We also entered into a flow and bulk purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage. In three separate transactions in 2014, we purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an aggregate UPB of approximately $334.7 million. We acquired an interest between 71% and 85% interest in the Excess MSRs for an aggregate purchase price of approximately $2.174 million. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements we entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Pool 2014—Recapture Agreement.”

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of March 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$33,465	$10,026,722	$6,566,600	35,964	3.49%	308	39	0.8%
Recaptured Loans	4,063	-	576,153	2,961	3.78%	329	9	0.5%
Recapture Agreement	1,566	-	-	-	-	-	-	-
Pool 1 Total/WA	39,094	10,026,722	7,142,753	38,925	3.51%	310	36	0.8%
Pool 2
Original Pool	16,043	10,704,024	4,725,312	32,365	2.37%	313	45	100.0%
Recaptured Loans	13,424	-	2,274,326	14,184	3.74%	340	11	0.1%
Recapture Agreement	945	-	-	-	-	-	-	-
Pool 2 Total/WA	30,412	10,704,024	6,999,638	46,549	2.82%	322	34	67.5%
Pool 2014
Original Pool	823	334,672	188,468	1,205	3.65%	324	33	-
Recaptured Loans	494	-	66,430	318	3.65%	332	11	-
Recapture Agreement	-	-	-	-	-	-	-	-
Pool 2014 Total/WA	1,317	334,672	254,898	1,523	3.65%	326	27	-
Total/Weighted Average	$70,823	$21,065,418	$14,397,289	86,997	3.18%	316	35	33.2%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$38,633	$10,026,722	$6,865,916	37,204	3.49%	311	36	0.9%
Recaptured Loans	4,204	-	550,549	2,834	3.77%	331	7	0.5%
Recapture Agreement	645	-	-	-	-	-	-	-
Pool 1 Total/WA	43,482	10,026,722	7,416,465	40,038	3.51%	312	34	0.8%
Pool 2
Original Pool	17,967	10,704,024	5,041,239	34,109	2.35%	318	41	100.0%
Recaptured Loans	14,371	-	2,238,467	13,832	3.74%	342	9	0.1%
Recapture Agreement	716	-	-	-	-	-	-	-
Pool 2 Total/WA	33,054	10,704,024	7,279,706	47,941	2.78%	325	31	69.3%
Pool 2014
Original Pool	947	334,672	197,900	1,242	3.65%	327	30	0.0%
Recaptured Loans	559	-	67,990	321	3.65%	335	9	-
Recapture Agreement	-	-	-	-	-	-	-	-
Pool 2014 Total/WA	1,506	334,672	265,890	1,563	3.65%	329	25	-
Total/Weighted Average	$78,042	$21,065,418	$14,962,061	89,542	3.16%	319	32	34.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. On October 30, 2015, Aurora acquired a portfolio of MSRs on Fannie Mae and Freddie Mac mortgage loans with an aggregate UPB of approximately $1.4 billion. In addition, on January 29, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $463 million. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$21,781	$2,405,863	3.78%	0.25%	271	31	0.2%
MSR Total/WA	21,781	2,405,863	3.78%	0.25%	271	31	0.2%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	19,761	2,016,351	3.76%	0.25%	273	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$342,288	$315,200	$4,888	$(64)	$320,024	46	(B)	3.77%	3.59%	23
Freddie Mac	190,523	178,119	2,620	-	180,739	23	(B)	3.62%	3.35%	25
CMOs	17,896	7,706	6	(316)	7,396	5	Unrated	4.35%	6.96%	10
Total/Weighted Average	$550,707	$501,025	$7,514	$(380)	$508,159	74		3.72%	3.56%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2016	December 31, 2015
Weighted Average Asset Yield	2.92%	2.61%
Weighted Average Interest Expense	1.19%	1.15%
Net Interest Spread	1.73%	1.46%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs) and sales or repayments of RMBS and borrowings under repurchase agreements. In the future, sources of funds for liquidity may include potential MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. As a result of FHFA rulemaking activity, we no longer have access to FHLBI advances and do not expect to have access to this source of capital in the future. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates. We used a portion of the $25.0 million we borrowed under the Term Loan in order to acquire Aurora and to fund certain liabilities assumed as a result of that acquisition. The majority of the balance of the loan proceeds have been invested in RMBS and has been largely redeployed in Servicing Related Assets. Interest on this loan is payable monthly at a weighted average interest rate of 5.57% per annum. Principal is due monthly and began in September 2015 based on a ten-year amortization schedule and will be due in full in April 2020.

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

Repurchase Agreements

As of March 31, 2016, we had repurchase agreements with 21 counterparties and approximately $398.4 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of March 31, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agreed to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at March 31, 2016, was approximately 5.1%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Ending Amount
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds borrowed in the fourth quarter of 2015 under the Term Loan and amortization of the Excess MSRs, in advance of the redeployment into MSRs. In addition, maturing advances from the FHLBI are being replaced by borrowings under the Company’s repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.1% and 5.0% as of March 31, 2016 and December 31, 2015, respectively. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$126,491	0.69%
One to three months	271,883	0.72%
Greater than three months	-	-
Total/Weighted Average	$398,374	0.71%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

The amount of collateral as of March 31, 2016 and December 31, 2015, including cash, was $418.1 million and $404.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2016 and December 31, 2015 was 45 days and 47 days, respectively.

FHLBI Advances

As of March 31, 2016, we had FHLBI advances of approximately $47.3 million, which were used to finance RMBS. The weighted average haircut on our FHLBI advances at March 31, 2016, was approximately 5.0%. In addition, at March 31, 2016, CHMI Insurance held FHLBI Stock of approximately $3.3 million as required by the FHLBI.

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

Prior to January 2016, these short-term borrowings were used to finance certain of our investments in RMBS. The FHLBI Advances are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the FHLBI Advances, or the haircut, was 5.0% as of March 31, 2016. The following tables provide additional information regarding FHLBI Advances (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of March 31, 2016

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$26,500	0.50%
One to three months	20,750	0.65%
Greater than three months	-	-
Total/Weighted Average Federal Home Loan Bank advances	$47,250	0.57%

As of December 31, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	-	-
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank advances	$62,250	0.54%

The amount of collateral as of March 31, 2016 and December 31, 2015, including FHLBI stock and securities pledged but not being backed by any advances, were $55.1 million and $86.4 million, respectively.

The weighted average terms to maturity of our borrowings under FHLBI advances as of March 31, 2016 and December 31, 2015 were 26 days and 94 days, respectively.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $3.3 million and our investing activities provided cash of approximately $6.1 million for the three month period ended March 31, 2016. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per share for the three month periods ended March 31, 2016 and 2015 were $0.94 and $0.32, respectively.

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

Off-balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2016 and December 31, 2015, included repurchase agreements and FHLBI advances on certain RMBS, borrowings under the $25.0 million Term Loan and the MSR Facility, our subservicing agreement with Freedom Mortgage and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$398,374	$-	$-	$-	$398,374
Interest on repurchase agreement borrowings(A)	$366	$-	$-	$-	$366
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$47,250	$-	$-	$-	$47,250
Interest on FHLBI advance borrowings(A)	$22	$-	$-	$-	$22
Term Loan
Borrowings under Term Loan facility	$1,989	$6,675	$15,172	$-	$23,836
Interst on Term Loan borrowings	$1,277	$3,123	$276	$-	$4,676
Borrowing on MSR Facility
Borrowings under MSR Facility	$-	$-	$-	$-	$-
Interst on MSR Facility	$-	$-	$-	$-	$-
Warehouse Facility
Borrowings under Warehouse Facility	$-	$-	$-	$-	$-
Interst on Warehouse Facility borrowings	$-	$-	$-	$-	$-

As of December 31, 2015

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$385,560	$-	$-	$-	$385,560
Interest on repurchase agreement borrowings(A)	$263	$-	$-	$-	$263
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$62,250	$-	$-	$-	$62,250
Interest on FHLBI advance borrowings(A)	$92	$-	$-	$-	$92
Term Loan
Borrowings under Term Loan facility	$1,958	$6,583	$15,762	$-	$24,303
Interst on Term Loan borrowings	$1,308	$3,215	$493	$-	$5,016
Borrowing on MSR Facility
Borrowings under MSR Facility	$-	$-	$-	$-	$-
Interst on MSR Facility	$-	$-	$-	$-	$-
Warehouse Facility
Borrowings under Warehouse Facility	$-	$-	$-	$-	$-
Interst on Warehouse Facility borrowings	$-	$-	$-	$-	$-

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement.  If the agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the subservicer. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

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

During the three months ended March 31, 2016, yields earned remained consistent with the prior quarter but the weighted average borrowing expense under repurchase agreements and FHLBI advances increased from 55 bps to 70 bps.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of March 31, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$77,880	$74,179	$70,822	$67,764	$64,967
Change in FV	$7,058	$3,357	$-	$(3,058)	$(5,855)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$78,295	$74,431	$70,822	$67,455	$64,316
Change in FV	$7,473	$3,609	$-	$(3,367)	$(6,507)
% Change in FV	11%	5%	-	(5)%	(9)%
Recapture Rate Shift in %
Estimated FV	$70,320	$70,571	$70,822	$71,073	$71,324
Change in FV	$(502)	$(251)	$-	$251	$502
% Change in FV	(1)%	-%	-	-%	1%

As of December 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$86,063	$81,859	$78,042	$74,577	$71,406
Change in FV	$8,016	$3,812	$-	$(3,470)	$(6,642)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$85,033	$81,428	$78,042	$74,886	$71,919
Change in FV	$6,986	$3,380	$-	$(3,162)	$(6,128)
% Change in FV	9%	4%	-	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$77,775	$77,911	$78,042	$78,184	$78,320
Change in FV	$(272)	$(136)	$-	$136	$272
% Change in FV	-%	-%	-	-%	-%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2016

	(20)%	(10)%	-%	10%	(20)%
Discount Rate Shift in %
Estimated FV	$23,405	$22,565	$21,781	$21,049	$20,364
Change in FV	$1,624	$784	$-	$(732)	$(1,417)
% Change in FV	7%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$24,338	$23,003	$21,781	$20,659	$19,626
Change in FV	$2,557	$1,222	$-	$(1,122)	$(2,155)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$22,516	$22,148	$21,781	$21,413	$21,046
Change in FV	$735	$368	$-	$(368)	$(735)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2015

	(20)%	(10)%	-%	10%	(20)%
Discount Rate Shift in %
Estimated FV	$21,261	$20,486	$19,761	$19,084	$18,450
Change in FV	$1,500	$724	$-	$(677)	$(1,312)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$21,656	$20,672	$19,761	$18,916	$18,130
Change in FV	$1,894	$911	$-	$(845)	$(1,631)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$20,490	$20,126	$19,761	$19,397	$19,033
Change in FV	$728	$364	$-	$(364)	$(728)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2016

		Fair Value Change
	March 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$498,726
RMBS Total Return (%)		(0.34)%	(0.82)%	(1.41)%	(2.08)%	(3.66)%
RMBS Dollar Return		$(1,720)	$(4,113)	$(7,017)	$(10,395)	$(18,230)

As of December 31, 2015

		Fair Value Change
	December 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$503,697
RMBS Total Return (%)		(0.49)%	(1.07)%	(1.74)%	(2.47)%	(4.04)%
RMBS Dollar Return		$(2,444)	$(5,406)	$(8,785)	$(12,456)	$(20,353)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

Our investments in Servicing Related Assets are dependent on the mortgage servicer, Freedom Mortgage, to perform its servicing and subservicing obligations. If the mortgage servicer fails to perform its obligations and is terminated, our investments in the related Excess MSRs could lose all their value, and the value of the related MSRs may be adversely affected. In addition, many servicers also rely on subservicing arrangements with third parties, and the failure of subservicers to adequately perform their services may negatively impact the servicer and, as a result, the performance of the Excess MSRs we acquired from Freedom Mortgage. In addition, should Freedom Mortgage fail to make required payments, under our acknowledgment agreement with Ginnie Mae, we could be exposed to potential liabilities. To the extent Freedom Mortgage loses its ability to serve as a servicer for one or more of the agencies we could face significant adverse consequences. Similarly, if Freedom Mortgage is unable to successfully execute its business strategy or no longer maintains its financial viability, our business strategy would be materially adversely affected and our results of operations would suffer.

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. We also anticipate financing our MSRs with revolving bank loans secured by a pledge of those MSRs. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime mortgage loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

Disclosure Controls and Procedures. The Company’s President and its Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2016, the Company was not involved in any legal proceedings.

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

On April 15, 2016, it was announced that Freedom Mortgage had agreed to pay $113 million to settle allegations that it did not comply with origination, underwriting and quality control requirements of the Federal Housing Authority of the U.S. Department of Housing and Urban Development (“HUD”) that resulted in claims submitted to HUD. Freedom Mortgage neither admitted nor denied liability. The settlement provides for a down payment and thirty-six monthly payments thereafter with the unpaid balance accruing interest at 1%. Freedom Mortgage has informed us that it does not expect the settlement to materially and adversely affect either its financial condition or its results of operations.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 10, 2016	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President (Principal Executive Officer)

May 10, 2016	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2016

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