Form 10-Q
period 2016-06-30
Cherry Hill Mortgage Investment Corp
filed 2016-08-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
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

As of August 9, 2016, there were 7,528,503 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015
(in thousands — except share data)

	June 30, 2016	December 31, 2015
Assets
RMBS, available-for-sale	$522,151	$508,242
Investments in Servicing Related Assets at fair value	97,342	97,803
Cash and cash equivalents	9,820	10,603
Restricted cash	15,851	9,942
Derivative assets	313	422
Receivables and other assets	9,924	9,328
Total Assets	$655,401	$636,340
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$456,075	$385,560
Federal Home Loan Bank advances	-	62,250
Derivative liabilities	10,666	4,595
Notes payable	22,853	24,313
Dividends payable	3,689	3,684
Due to affiliates	1,132	998
Payables for unsettled trades	4,421	-
Accrued expenses and other liabilities	6,393	2,603
Total Liabilities	$505,229	$484,003
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized, and 7,528,503 shares issued and outstanding as of June 30, 2016, and 500,000,000 shares authorized, and 7,519,038 shares issued and outstanding as of December 31, 2015	75	75
Additional paid-in capital	148,407	148,332
Retained earnings (deficit)	(11,016)	3,133
Accumulated other comprehensive income (loss)	11,630	(197)
Total CHMI Stockholders’ Equity	$149,096	$151,343
Non-controlling interests in operating partnership	1,076	994
Total Stockholders’ Equity	$150,172	$152,337
Total Liabilities and Stockholders’ Equity	$655,401	$636,340

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income
Interest income	$7,135	$8,088	$12,323	$13,915
Interest expense	1,885	1,346	3,542	2,581
Net interest income	5,250	6,742	8,781	11,334
Servicing fee income	1,574	156	3,069	156
Servicing costs	501	94	903	94
Net servicing income (loss)	1,073	62	2,166	62
Other income (loss)
Realized gain (loss) on RMBS, net	235	(115)	555	192
Realized gain (loss) on derivatives, net	(299)	(52)	(1,760)	(1,294)
Realized gain (loss) on acquired assets, net	-	174	-	174
Unrealized gain (loss) on derivatives, net	(1,228)	2,835	(6,426)	293
Unrealized gain (loss) on investments in Excess MSRs	(149)	2,938	(2,456)	821
Unrealized gain (loss) on investments in MSRs	(3,076)	(22)	(5,308)	(22)
Total Income	1,806	12,562	(4,448)	11,560
Expenses
General and administrative expense	822	634	1,630	1,376
Management fee to affiliate	690	690	1,380	1,380
Total Expenses	1,512	1,324	3,010	2,756
Income (Loss) Before Income Taxes	294	11,238	(7,458)	8,804
Provision for corporate business taxes	10	(70)	(580)	(70)
Net Income (Loss)	284	11,308	(6,878)	8,874
Net (income) loss allocated to noncontrolling interests	(1)	(103)	98	(81)
Net Income (Loss) Applicable to Common Stockholders	$283	$11,205	$(6,780)	$8,793
Net income (Loss) Per Share of Common Stock
Basic	$0.04	$1.49	$(0.90)	$1.17
Diluted	$0.04	$1.49	$(0.90)	$1.17
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,509,543	7,509,543	7,509,543
Diluted	7,520,616	7,509,543	7,519,827	7,509,543

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$284	$11,308	$(6,878)	$8,874
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	4,730	(6,280)	12,382	(3,489)
Reclassification of net realized (gain) loss on RMBS in earnings	(235)	115	(555)	(192)
Other comprehensive income (loss)	4,495	(6,165)	11,827	(3,681)
Comprehensive income (loss)	$4,779	$5,143	$4,949	$5,193
Comprehensive income (loss) attributable to noncontrolling interests	68	47	70	48
Comprehensive income (loss) attributable to common stockholders	$4,711	$5,096	$4,879	$5,145

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
For the three and six month periods ended June 30, 2016 and 2015
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	-	-		-	-	-	-	-
Net income	-	-		-	-	8,793	81	8,874
Other comprehensive income	-	-		-	(3,681)	-	-	(3,681)
LTIP-OP Unit awards	-	-		-	-	-	204	204
Distribution paid on LTIP-OP Units	-	-		-	-	-	(70)	(70)
Common dividends declared, $1.00 per share	-	-		-	-	(7,511)	-	(7,511)
Balance, June 30, 2015	7,509,543	$75		$148,258	$2,960	$6,081	$760	$158,134

Balance, December 31, 2015	7,519,038	$75		$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	9,465	-	(A)	75	-	-	-	75
Net income	-	-		-	-	(6,780)	(98)	(6,878)
Other comprehensive income	-	-		-	11,827	-	-	11,827
LTIP-OP Unit awards	-	-		-	-	-	282	282
Distribution paid on LTIP-OP Units	-	-		-	-	-	(102)	(102)
Common dividends declared, $0.98 per share	-	-		-	-	(7,369)	-	(7,369)
Balance, June 30, 2016	7,528,503	$75		$148,407	$11,630	$(11,016)	$1,076	$150,172

(A)	de minimis ($95.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(6,878)	$8,874
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(555)	(192)
Realized gain on bargain purchase	-	(174)
Accretion of premium and other amortization	1,851	1,518
Change in fair value of investments in Servicing Related Assets	7,764	(799)
Unrealized (gain) loss on derivatives, net	6,426	(293)
Realized (gain) loss on derivatives, net	1,760	1,294
LTIP-OP Unit awards	282	204
Changes in:
Receivables from unsettled trades	-	(4,668)
Receivables and other assets	(596)	915
Due to affiliate	134	98
Payables for unsettled trades	4,421	-
Accrued expenses and other liabilities	3,795	(740)
Net cash provided by (used in) operating activities	$18,404	$6,037
Cash Flows From Investing Activities
Purchase of RMBS	(73,393)	(100,752)
Principal paydown of RMBS	24,514	19,575
Proceeds from sale of RMBS	45,501	59,127
Acquisition of Excess MSRs	-	-
Principal paydown of Excess MSRs	7,994	6,623
Aurora acquisition, net of cash received	-	(3,839)
Acquisition of MSRs	(15,297)	-
Purchase of derivatives	(2,006)	(1,449)
Sale of derivatives	-	206
Net cash provided by (used in) investing activities	$(12,687)	$(20,509)
Cash Flows From Financing Activities
Changes in restricted cash	(5,909)	(4,137)
Borrowings under repurchase agreements	1,049,585	761,630
Repayments of repurchase agreements	(979,070)	(739,365)
Proceeds from Federal Home Loan Bank advances	7,000	-
Repayments of Federal Home Loan Bank advances	(69,250)	-
Proceeds from bank loans	-	6,732
Principal paydown of bank loans	(1,460)	-
Dividends paid	(7,369)	(7,660)
LTIP-OP Units distributions paid	(102)	(70)
Issuance of common stock, net of offering costs	75	-
Net cash provided by (used in) financing activities	$(6,500)	$17,130
Net Increase (Decrease) in Cash and Cash Equivalents	$(783)	$2,658
Cash and Cash Equivalents, Beginning of Period	10,603	12,447
Cash and Cash Equivalents, End of Period	$9,820	$15,105
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,653	$2,325
Dividends declared but not paid	$3,689	$3,680

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

Investments in RMBS

Classification – The Company classifies its investments in RMBS as securities available for sale. Although the Company generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of other comprehensive income, to the extent impairment losses, if any, are considered temporary. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described below.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the year ended December 31, 2015, were settled prior to year-end. Approximately $4.4 million in Agency RMBS purchased, but not yet settled, was payable at June 30, 2016.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.5 million and $1.5 million in interest income was receivable at June 30, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for each pool of Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the pool’s expected excess mortgage servicing amount over the expected life of the underlying mortgages. A change to expected cash flows results in a cumulative retrospective adjustment, which is recorded in the period in which the change occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $2.0 million and $2.2 million in Excess MSR cashflow was receivable at June 30, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $728,000 in reimbursable servicing advances was receivable at June 30, 2016, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 14.

Servicing fee income received and servicing costs incurred are reported on the consolidated statements of comprehensive income. The change in fair value from period to period is recorded on the income statement as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and Treasury futures are used to manage duration risk and basis risk. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

Derivative financial instruments could expose the Company to counterparty risk if the Company’s counterparties become unable to satisfy their respective obligations under the terms of these instruments. The Company reduces, but does not eliminate, its exposure to counterparty risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty is monitored by the Company. Finally, the Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, the Company’s exposure to counterparty risk.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $11.3 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively), borrowings under its repurchase agreements (approximately $3.5 million and $4.2 million at June 30, 2016 and December 31, 2015, respectively) as well as cash held that relates to outstanding borrowings on a term loan (“Term Loan”) (approximately $1.1 million at both June 30, 2016 and December 31, 2015). For further information on the restricted cash as it relates to the Term Loan, see Note 13.

Due to Affiliates

“Due to Affiliates” on the balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company has elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), CHMI Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized gain (loss) on RMBS, net
Gain on RMBS	$235	$16	$555	$323
Loss on RMBS	-	(131)	-	(131)
Net realized gain (loss) on RMBS	235	(115)	555	192
Realized gain (loss) on derivatives, net	(299)	(52)	(1,760)	(1,294)
Unrealized gain (loss) on derivatives, net	(1,228)	2,835	(6,426)	293
Total	$(1,292)	$2,668	$(7,631)	$(809)

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

Federal Home Loan Bank of Indianapolis Advances

Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) were secured by the pledge of Agency RMBS, had varying amortization structures and maturities and bore interest at rates set by FHLBI based on market conditions and a number of criteria, including the size of the transaction and the FHLBI’s cost of funds. Advances were treated as collateralized financing transactions and were carried at their contractual amounts. Interest was recorded at the contractual amount on an accrual basis. See Note 12 for information regarding the regulatory change eliminating our ability to obtain further advances from FHLBI.

Dividends Payable

Because the Company is organized and operated so as to qualify as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on the date the dividend is declared by the Company, which causes an offsetting reduction in retained earnings.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statement of income (loss) from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We applied this guidance to the Aurora acquisition.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other” which consists primarily of general and administrative expenses, including fees to the directors and management fees pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2016
Interest income	$3,085	$4,050	$-	$7,135
Interest expense	333	1,552	-	1,885
Net interest income	2,752	2,498	-	5,250
Servicing fee income	1,574	-	-	1,574
Servicing costs	501	-	-	501
Net servicing income	1,073	-	-	1,073
Other income	(3,225)	(1,292)	-	(4,517)
Other operating expenses	-	-	1,512	1,512
(Benefit from) provision for corporate business taxes	10	-	-	10
Net income (loss)	$590	$1,206	$(1,512)	$284
Three Months Ended June 30, 2015
Interest income	$4,935	$3,153	$-	$8,088
Interest expense	19	1,327	-	1,346
Net interest income	4,916	1,826	-	6,742
Servicing fee income	156	-	-	156
Servicing costs	94	-	-	94
Net servicing income	62	-	-	62
Other income	3,090	2,668	-	5,758
Other operating expenses	-	-	1,324	1,324
(Benefit from) provision for corporate business taxes	(70)	-	-	(70)
Net income (loss)	$8,138	$4,494	$(1,324)	$11,308
Six Months Ended June 30, 2016
Interest income	$4,529	$7,794	$-	$12,323
Interest expense	673	2,869	-	3,542
Net interest income	3,856	4,925	-	8,781
Servicing fee income	3,069	-	-	3,069
Servicing costs	903	-	-	903
Net servicing income	2,166	-	-	2,166
Other income	(7,764)	(7,631)	-	(15,395)
Other operating expenses	-	-	3,010	3,010
(Benefit from) provision for corporate business taxes	(580)	-	-	(580)
Net income (loss)	$(1,162)	$(2,706)	$(3,010)	$(6,878)
Six Months Ended June 30, 2015
Interest income	$7,510	$6,405	$-	$13,915
Interest expense	19	2,562	-	2,581
Net interest income	7,491	3,843	-	11,334
Servicing fee income	156	-	-	156
Servicing costs	94	-	-	94
Net servicing income	62	-	-	62
Other income	973	(809)	-	164
Other operating expenses	-	-	2,756	2,756
(Benefit from) provision for corporate business taxes	(70)	-	-	(70)
Net income (loss)	$8,596	$3,034	$(2,756)	$8,874
Balance Sheet
June 30, 2016
Investments	$97,342	$522,151	$-	$619,493
Other assets	4,476	19,794	11,638	35,908
Total assets	101,818	541,945	11,638	655,401
Debt	22,853	456,075	-	478,928
Other liabilities	5,811	15,381	5,109	26,301
Total liabilities	28,664	471,456	5,109	505,229
GAAP book value	$73,154	$70,489	$6,529	$150,172
December 31, 2015
Investments	$97,803	$508,242	$-	$606,045
Other assets	3,562	13,984	12,749	30,295
Total assets	101,365	522,226	12,749	636,340
Debt	24,313	447,810	-	472,123
Other liabilities	1,883	4,903	5,094	11,880
Total liabilities	26,196	452,713	5,094	484,003
GAAP book value	$75,169	$69,513	$7,655	$152,337

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were no OTTI securities as of June 30, 2016 and December 31, 2015 (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$349,283	$314,051	$7,280	$(22)	$321,309	49	(B)	3.73%	3.44%	23
Freddie Mac	202,601	186,823	4,594	-	191,417	24	(B)	3.61%	3.25%	25
CMOs	19,896	9,614	66	(255)	9,425	5	Unrated	4.55%	4.14%	11
Total/Weighted Average	$571,780	$510,488	$11,940	$(277)	$522,151	78		3.70%	3.39%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of June 30, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-%	-%	-
1-5 Years	-	-	-	-	-	-		-%	-%	-
5-10 Years	3,500	3,500	34	(6)	3,528	2	(B)	4.69%	5.00%	9
Over 10 Years	568,280	506,988	11,906	(271)	518,623	76	(B)	3.69%	3.38%	24
Total/Weighted Average	$571,780	$510,488	$11,940	$(277)	$522,151	78		3.70%	3.39%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-	-	-
1-5 Years	-	-	-	-	-	-		-	-	-
5-10 Years	5,500	5,553	-	(216)	5,337	3	(B)	4.76%	4.96%	9
Over 10 Years	549,067	502,874	2,782	(2,751)	502,905	69	(B)	3.71%	3.59%	24
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

At June 30, 2016 and December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $480.5 million and $399.8 million, respectively, as collateral for repurchase agreements. At June 30, 2016, the Company pledged no Agency RMBS investments as collateral for FHLBI advances.  At December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $83.2 million as collateral for FHLBI advances. At June 30, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. During the three and six month periods ended June 30, 2016 and 2015, the Company did not record any OTTI charges. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

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

RMBS Unrealized Loss Positions

As of June 30, 2016

	Original		Gross			Weighted Average
Asset Type	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$8,132	$8,408	$(92)	$8,316	2	(B)	4.25%	1.72%	22
Twelve or More Months	13,146	2,877	(185)	2,692	2	(B)	4.07%	10.93%	11
Total/Weighted Average	$21,278	$11,285	$(277)	$11,008	4		4.21%	4.07%	19

As of December 31, 2015

	Original		Gross			Weighted Average
Asset Type	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$271,585	$274,996	$(2,749)	$272,247	39	(B)	3.65%	3.48%	24
Twelve or More Months	11,146	940	(218)	722	1	(B)	3.00%	25.37%	17
Total/Weighted Average	$282,731	$275,936	$(2,967)	$272,969	40		3.65%	3.55%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

Excess MSRs

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 1”) with Freedom Mortgage to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on the related pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $10.0 billion (“Excess MSR Pool 1”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing UPB, as well as any ancillary income from Excess MSR Pool 1. Pursuant to Excess MSR Agreement 1, Freedom Mortgage performs all servicing functions and advancing functions related to Excess MSR Pool 1 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 8 bps. The remainder, or “excess mortgage servicing amount,” is initially equal to a weighted average of 20 bps.

The Company acquired the right to receive 85% of the excess mortgage servicing amount on Excess MSR Pool 1 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in MSR Pool l (which loans then become part of Excess MSR Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 85%, of such termination payment.

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity.

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding principal balance of approximately $10.7 billion (“Excess MSR Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Excess MSR Pool 2. Pursuant to Excess MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to Excess MSR Pool 2 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

The Company acquired the right to receive 50% of the excess mortgage servicing amount on Excess MSR Pool 2 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Excess MSR Pool 2 (which loans then become part of Excess MSR Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 50%, of such termination payment.

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

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Excess MSR Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Excess MSR Pool 2014—Recapture Agreement.”

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, the Company acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million. On June 10, 2015, the Company agreed to transfer the direct servicing of the MSR portfolio to Freedom Mortgage pursuant to a subservicing agreement with Freedom Mortgage. The transfer occurred on September 1, 2015. Pending the transfer, the former servicing employees of Aurora, now employees of Freedom Mortgage, directly serviced the MSR portfolio for Aurora and the servicing was provided at cost pursuant to the Management Agreement with the Manager and the Services Agreement between the Manager and Freedom Mortgage. The cost for such services was included in servicing costs on the consolidated statements of income (loss).

Aurora subsequently acquired three portfolios of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate UPB of approximately $3.0 billion as of June 30, 2016.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's MSR portfolio as directed by Aurora . If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. No refinances or fees were paid during the three month period ended June 30, 2016.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2016

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 1	$6,807,065	$34,550	$34,721	3.51%	25.6	$(3,183)
Excess MSR Pool 1 - Recapture Agreement	-	1,841	1,744			1,467
Excess MSR Pool 2	6,661,764	20,964	28,958	2.84%	26.6	(1,228)
Excess MSR Pool 2 - Recapture Agreement	-	1,484	973			553
Excess MSR Pool 2014	238,805	1,440	1,196	3.63%	26.9	(65)
Excess MSR Pool 2014 - Recapture Agreement	-	-	-			-
MSRs (E)	3,600,130	35,058	29,750	3.82	24.1	(5,308)
Total	$17,307,764	$95,337	$97,342	3.32%	25.7	$(7,764)

As of December 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 1	$7,416,465	$39,483	$42,837	3.51%	26.0	$(2,822)
Excess MSR Pool 1 - Recapture Agreement	-	2,209	645	-	-	331
Excess MSR Pool 2	7,279,706	23,116	32,338	2.78%	27.1	2,626
Excess MSR Pool 2 - Recapture Agreement	-	1,780	716	-	-	(324)
Excess MSR Pool 2014	265,890	1,685	1,506	3.65%	27.4	170
Excess MSR Pool 2014 - Recapture Agreement	-	-	-	-	-	-
MSRs (E)	2,016,351	20,884	19,761	3.76%	22.7	(1,123)
Total	$16,978,412	$89,157	$97,803	3.23%	26.1	$(1,142)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of June 30, 2016 and December 31, 2015 is reflected in the respective pool.
(E)	MSR cost basis consists of the carrying value of the prior period, adjusted for any acquisitions made during the current period.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of June 30, 2016

Percentage of Total Outstanding Unpaid Principal Balance
California	11.5%
Texas	8.8%
Florida	6.4%
Virginia	5.5%
All other	67.8%
Total	100.0%

As of December 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.3%
Texas	9.4%
Florida	6.5%
Virginia	6.0%
North Carolina	5.2%
Washington	5.1%
Georgia	5.0%
All other	50.5%
Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of June 30, 2016

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,332,063
LTIP-OP Units	140,350
Forfeited LTIP-OP Units	(916)
Shares of Common Stock	28,503
Equity Compensation Plans Not Approved By Shareholders		-

As of December 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders		-

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

The table below sets forth certain information regarding the LTIP-OP Units that have been granted by the board of directors (dollars in thousands, except per share data):

LTIP-OP Unit Grant Information

Grant Date	Number of Grantees	Stock Price on Grant Date	Number of Units Granted	Aggregate Fair Market Value
June 15, 2016	14	$15.85	36,500	$579
September 9, 2015	12	$15.80	35,000	$553
June 10, 2014	10	$19.33	31,350	$606
October 9, 2013	11	$20.00	37,500	$750

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

As of June 30, 2016, 48,289 LTIP-OP Units have vested. The Company recognized approximately $135,200 and $100,500 in share-based compensation expense in the three month periods ended June 30, 2016 and 2015, respectively. The Company recognized approximately $282,000 and $200,100 in share-based compensation expense in the six month periods ended June 30, 2016 and 2015, respectively. There was approximately $1.2 million of total unrecognized share-based compensation expense as of June 30, 2016, related to the 91,145 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, pursuant to the 2013 Plan, the Company granted each of the independent directors 530 shares of common stock (for a total of 1,590 shares), which were fully vested on the date of grant, and 2,651 restricted shares of common stock (for a total of 7,953 shares) which were subject to forfeiture in certain circumstances within one year from the grant date.  This unrecognized share-based compensation expense is expected to be recognized ratably over the vesting period.

On September 9, 2015, pursuant to the 2013 Plan, the Company granted each of the independent directors 3,165 restricted shares of common stock (for a total of 9,495 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. This unrecognized share-based compensation expense is expected to be recognized ratably over the vesting period.

On June 15, 2016, pursuant to the 2013 Plan, the Company granted each of the independent directors 3,155 restricted shares of common stock (for a total of 9,465 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. This unrecognized share-based compensation expense is expected to be recognized ratably over the vesting period.

As of June 30, 2016, 1,332,063 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of June 30, 2016, the non-controlling interest holders in the Operating Partnership owned 139,434 LTIP-OP Units, or approximately 1.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common stockholders and participating securities	$284	$11,308	$(6,878)	$8,874
Net income allocable to common stockholders	$283	$11,205	$(6,780)	$8,793
Denominator:
Weighted average common shares outstanding	7,509,543	7,509,543	7,509,543	7,509,543
Weighted average diluted shares outstanding	7,520,616	7,509,543	7,519,827	7,509,543
Basic and Dilutive:
Basic earnings per share	$0.04	$1.49	$(0.90)	$1.17
Diluted earnings per share	$0.04	$1.49	$(0.90)	$1.17

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The Management Agreement terminates on October 22, 2020, subject to automatic renewal for successive one-year terms and to certain termination rights. The Manager’s performance is reviewed prior to any renewal and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager a quarterly management fee equal to the product of one quarter of the 1.5% Management Fee Annual Rate and the Stockholders’ Equity, adjusted as set forth in the Management Agreement, calculated and payable quarterly in arrears.

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

Management Fee to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management fees	$560	$560	$1,120	$1,120
Expense reimbursement	130	130	260	260
Total	$690	$690	$1,380	$1,380

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three (3) years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement.  Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services, which are included in “Servicing costs” on the consolidated statement of income (loss).

Other Transactions with Affiliated Entities

The Company, through one of its subsidiaries, has entered into an uncommitted master repurchase agreement with Freedom Mortgage pursuant to which the Company may, from time to time, purchase a newly issued Ginnie Mae RMBS, subject to Freedom Mortgage’s agreement to repurchase the security at a future date, generally no more than 120 days later. The Company simultaneously re-hypothecates the security to one of its counterparties with whom it has a repurchase agreement, for an identical term. For the three and six month periods ended June 30, 2016, the Company earned approximately $518,000 in income and had a corresponding expense of $127,000, which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statement of income (loss). No such related income or expense was earned or incurred during the three and six month periods ended June 30, 2015. There were no such assets, or related liabilities, as of June 30, 2016 and December 31, 2015.

See Note 5 for a discussion of the co-investments in Excess MSRs with Freedom Mortgage, the services provided by Freedom Mortgage during the period prior to transfer to Freedom Mortgage of the direct servicing obligations for the MSRs and the MSR recapture agreement between Aurora and Freedom Mortgage. See Note 10 for a discussion of the Acknowledgement Agreement among the Company, Freedom Mortgage and Ginnie Mae entered into in connection with the co-investments in Excess MSRs.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	June 30, 2016	December 31, 2015
Notional amount of interest rate swaps	$321,250	$300,300
Notional amount of swaptions	85,000	85,000
Notional amount of TBAs, net	1,000	-
Notional amount of Treasury Futures	45,600	-
Total notional amount	$452,850	$385,300

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2016	$321,250	1.53%	0.64%	3.4
December 31, 2015	$300,300	1.71%	0.37%	4.3

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Non-Hedge Derivatives	Income Statement Location	2016	2015	2016	2015
Interest rate swaps	Realized gain/(loss) on derivative assets	$(398)	$(149)	$(1,748)	$(937)
Swaptions	Realized gain/(loss) on derivative assets	(140)	64	(140)	64
TBAs	Realized gain/(loss) on derivative assets	56	33	(26)	(76)
Treasury futures	Realized gain/(loss) on derivative assets	183	-	154	(345)
Total		$(299)	$(52)	$(1,760)	$(1,294)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2016

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$-	$-	$-	$-	$-	$-
Swaptions	24	-	24	(24)	-	-
TBAs	1	-	1	(1)	-	-
Treasury futures	288	-	288	(288)	(645)
Total Assets	$313	$-	$313	$(313)	$(645)	$-

Liabilities
Repurchase agreements	$456,075	$-	$456,075	$(452,625)	$(3,450)	$-
Interest rate swaps	10,666	-	10,666	-	(10,666)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$466,741	$-	$466,741	$(452,625)	$(14,116)	$-

As of December 31, 2015

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$51	$-	$51	$(51)	$-	$-
Swaptions	371	-	371	(371)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	(84)
Total Assets	$422	$-	$422	$(422)	$(84)	$-

Liabilities
Repurchase agreements	$385,560	$-	$385,560	$(381,386)	$(4,174)	$-
Interest rate swaps	4,595	-	4,595	-	(4,595)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$390,155	$-	$390,155	$(381,386)	$(8,769)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2016 and December 31, 2015.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at June 30, 2016 and December 31, 2015.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2016 and December 31, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at June 30, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements

As of June 30, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$321,309	$-	$321,309
Freddie Mac	-	191,417	-	191,417
CMOs	-	9,425	-	9,425
RMBS total	-	522,151	-	522,151
Derivative assets
Interest rate swaps	-	-	-	-
Interest rate swaptions	-	24	-	24
TBAs	-	1	-	1
Treasury Futures	-	288	-	288
Derivative assets total	-	313	-	313
Servicing Related Assets	-	-	97,342	97,342
Total Assets	$-	$522,464	$97,342	$619,806
Liabilities
Derivative liabilities
Interest rate swaps	-	10,666	-	10,666
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	10,666	-	10,666
Total Liabilities	$-	$10,666	$-	$10,666

As of December 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$308,772	$-	$308,772
Freddie Mac	-	193,411	-	193,411
CMOs	-	6,059	-	6,059
RMBS total	-	508,242	-	508,242
Derivative assets
Interest rate swaps	-	51	-	51
Interest rate swaptions	-	371	-	371
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative assets total	-	422	-	422
Servicing related assets	-	-	97,803	97,803
Total Assets	$-	$508,664	$97,803	$606,467
Liabilities
Derivative liabilities
Interest rate swaps	-	4,595	-	4,595
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	4,595	-	4,595
Total Liabilities	$-	$4,595	$-	$4,595

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2016 and December 31, 2015 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2016

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases and principal paydowns
Purchases	-	-	-	15,297	15,297
Proceeds from principal paydowns	(5,301)	(2,448)	(245)	-	(7,994)
Changes in fair value due to:
Mark to market gain (loss)	(1,716)	(675)	(65)	(3,702)	(6,158)
Amortization of MSRs	-	-	-	(1,606)	(1,606)
Unrealized gain (loss) included in Net Income	$(1,716)	$(675)	$(65)	$(5,308)	$(7,764)
Balance at June 30, 2016	$36,465	$29,931	$1,196	$29,750	$97,342

As of December 31, 2015

	Level 3 (A)
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$-	$91,322
Purchases and principal paydowns
Purchases	-	-	-	20,884	20,884
Proceeds from principal paydowns	(8,825)	(4,186)	(250)	-	(13,261)
Changes in fair value due to:
Mark to market gain (loss)	(2,491)	2,302	170	(567)	(586)
Amortization of MSRs	-	-	-	(556)	(556)
Unrealized gain (loss) included in Net Income	$(2,491)	$2,302	$170	$(1,123)	$(1,142)
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of June 30, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$36,465	Discounted cash flow	Constant prepayment speed	4.0% - 25.2%	13.3%
			Uncollected Payments	4.2% - 7.0%	6.4%
			Discount rate		12.3%
Pool 2	$29,931	Discounted cash flow	Constant prepayment speed	7.6% - 44.7%	16.7%
			Uncollected Payments	9.2% - 13.6%	12.4%
			Discount rate		16.5%
Pool 2014	$1,196	Discounted cash flow	Constant prepayment speed	3.9% - 29.0%	14.3%
			Uncollected Payments	6.9% - 8.6%	8.2%
			Discount rate		11.9%
MSRs	$29,750	Discounted cash flow	Constant prepayment speed	6.2% - 20.6%	14.4%
			Uncollected payments	0.7% - 1.4%	1.2%
			Discount rate		9.3%
			Annual cost to service, per loan		$63
TOTAL	$97,342	Discounted cash flow

As of December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Pool 1	$43,482	Discounted cash flow	Constant prepayment speed	4.0% - 19.0%	10.5%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Pool 2	$33,054	Discounted cash flow	Constant prepayment speed	8.3% - 42.3%	14.9%
			Uncollected Payments	10.4% - 13.9%	13.0%
			Discount rate		16.7%
Pool 2014	$1,506	Discounted cash flow	Constant prepayment speed	3.9% - 22.3%	11.2%
			Uncollected Payments	5.9% - 7.1%	6.8%
			Discount rate		11.9%
MSRs	$19,761	Discounted cash flow	Constant prepayment speed	0.0% - 13.8%	9.7%
			Uncollected payments	1.2% - 3.4%	1.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73
TOTAL	$97,803	Discounted cash flow

(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of June 30, 2016 and December 31, 2015:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of June 30, 2016 and December 31, 2015.

Commitments to Purchase/Sell RMBS

As of June 30, 2016 and December 31, 2015, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. As of June 30, 2016, the Company was obligated to purchase approximately $4.4 million of Fannie Mae securities and was not obligated to sell any securities. As of December 31, 2015, the Company was not obligated to buy any securities and was obligated to sell less than $1,000 of Fannie Mae securities.

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

Management has determined, as of June 30, 2016, the risk of material loss to be remote and thus no liability has been accrued.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $456.1 million and $385.6 million of repurchase agreements as of June 30, 2016 and December 31, 2015, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 73 days and 47 days as of June 30, 2016 and December 31, 2015, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$140,677	0.73%
One to three months	129,968	0.71%
Greater than three months	185,430	0.77%
Total/Weighted Average	$456,075	0.74%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

Note 12 – FHLBI Advances

The Company had no outstanding advances from the FHLBI as of June 30, 2016. The Company had approximately $62.3 million of FHLBI advances, with a weighted average borrowing rate of 0.54%, as of December 31, 2015. The Company’s obligations under those advances had a weighted average remaining maturity of 94 days as of December 31, 2015.

As a result of Federal Housing Finance Agency (“FHFA”) rulemaking relating to captive insurance companies and their ability to maintain membership in the Federal Home Loan Bank system, the Company’s captive insurance subsidiary is not able to obtain additional advances from the FHLBI as of the date of these financial statements.

The outstanding FHLBI advances had the following remaining maturities and weighted average rates as of December 31, 2015 (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of December 31, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	-	-
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank advances	$62,250	0.54%

Note 13 – Notes Payable

At June 30, 2016 and December 31, 2015 the Company had outstanding borrowings of $22.9 million and $24.3 million, respectively, on a $25 million Term Loan. The $25 million Term Loan was fully drawn as of June 30, 2016. The outstanding borrowings bear interest at a weighted average interest rate of 5.57% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of June 30, 2016

	2016	2017	2018	2019	2020	Total
Term Loan
Borrowings under Term Loan facility	$1,007	$2,100	$2,219	$2,346	$15,235	$22,907

As of December 31, 2015

	2016	2017	2018	2019	2020	Total
Term Loan
Borrowings under Term Loan facility	$1,958	$2,074	$2,192	$2,317	$15,762	$24,303

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2016	December 31, 2015
Excess servicing income receivable	$2,033	$2,159
Servicing advances	728	787
Interest receivable	1,497	1,497
Federal Home Loan Bank stock	3,261	3,261
Deferred tax receivable	787	203
Other receivables	1,618	1,421
Total other assets	$9,924	$9,328

As a condition to membership in the FHLBI, CHMI Insurance was required to purchase and hold a certain amount of FHLBI stock, which was based, in part, upon the outstanding principal balance of advances from the FHLBI. At June 30, 2016, CHMI Insurance had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2016, the Company had not recognized an impairment charge related to its FHLBI stock.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Current federal income tax expense	$-	$-
Current state income tax expense	-	-
Deferred federal income tax expense (benefit)	(522)	(59)
Deferred state income tax expense (benefit)	(58)	(11)
Total Income Tax Expense	$(580)	$(70)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2016		2015
Computed income tax (benefit) expense at federal rate	$(2,610)	35.0%	$3,081	35.0%
State taxes, net of federal benefit, if applicable	(58)	0.8%	9	0.1%
Permanent differences in taxable income from GAAP pre-tax income		-%	-	-%
REIT income not subject to tax	2,088	(28.0)%	(3,160)	(35.9)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(580)	7.8%	$(70)	(0.8)%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2016 and December 31, 2015, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$-	$-
State and local income taxes (payable) receivable	-	-
Income taxes (payable) receivable, net	$-	$-

	June 30, 2016	December 31, 2015
Deferred tax assets (liabilities)
Deferred tax asset - organizational expenses	$63	$72
Deferred tax asset - mortgage servicing rights	414	(121)
Deferred tax asset - net operating loss	310	252
Total net deferred tax assets (liabilities)	$787	$203

CHMI Solutions’ federal and state net operating loss carryforwards at June 30, 2016 and December 31, 2015 were approximately $839,000 and $693,000, respectively, and are available to offset future taxable income and expire in 2036 and 2035, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at June 30, 2016 and December 31, 2015. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

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

The amounts of revenue and earnings of Aurora included in the Company’s consolidated income statement for the three and six month periods ended June 30, 2016 and June 30, 2015 are as follows (dollars in thousands):

	Revenue and earnings included in the consolidated income statement
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,574	$156	$3,069	$156
Earnings	(2,055)	213	(2,633)	213

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for the three and six month periods ended June 30, 2015 and for the three and six month periods ending June 30, 2016. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$1,806	$12,554	$(4,448)	$11,548
Earnings (loss)	$283	$11,345	$(6,780)	$8,963

Earnings (Loss) Per Share of Common Stock
Basic	$0.04	$1.51	$(0.90)	$1.19
Diluted	$0.04	$1.51	$(0.90)	$1.19
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,509,543	7,509,543	7,509,543
Diluted	7,520,616	7,509,543	7,519,827	7,509,543

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 17 – Subsequent Events

Events subsequent to June 30, 2016, were evaluated and no additional events were identified requiring further disclosure in these interim consolidated financial statements.

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

We elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with a substantial portion of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired three additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $3.0 billion as of June 30, 2016.

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

Set forth below is the positive gross spread between the yield on our invested assets and our costs of funding those assets at the end of the periods indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2016	3.39%	1.62%	1.77%
March 31, 2016	3.56%	1.70%	1.86%
December 31, 2015	3.60%	1.89%	1.71%
September 30, 2015	3.01%	1.93%	1.08%
June 30, 2015	3.63%	1.96%	1.67%
March 31, 2015	3.83%	1.92%	1.91%
December 31, 2014	3.70%	1.99%	1.71%
September 30, 2014	3.61%	2.00%	1.61%
June 30, 2014	3.62%	2.00%	1.62%
March 31, 2014	3.56%	2.10%	1.46%
December 31, 2013	3.48%	2.10%	1.38%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs and MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business.  See “Item 1A. Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of certain risks affecting our business that could materially and adversely affect the fair value of our Servicing Related Assets.

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

Impact of Changes in Market Interest Rates on Servicing Related Assets

Our Servicing Related Assets are subject to interest rate risk. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance (“UPB”) of their loans or how quickly loans are otherwise liquidated or charged off. Prepayment speeds significantly affect the value of the Servicing Related Assets. The price we pay to acquire Servicing Related Assets is based on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the carrying value of the Servicing Related Assets could exceed their estimated fair value. If the fair value of the Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets and we could ultimately receive substantially less than what we paid for such assets. We do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets. As a result, our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

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

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement.

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

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We have used Level 2 for our RMBS and for our derivative assets and liabilities and Level 3 for our Servicing Related Assets.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $728,000 in reimbursable servicing advances was receivable at June 30, 2016, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of comprehensive income. The change in fair value from period to period is recorded on the income statement as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income
Interest income	$7,135	$8,088	$12,323	$13,915
Interest expense	1,885	1,346	3,542	2,581
Net Interest Income	5,250	6,742	8,781	11,334
Servicing fee income	1,574	156	3,069	156
Servicing costs	501	94	903	94
Net servicing income	1,073	62	2,166	62
Other Income (Loss)
Realize gain (loss) on RMBS, net	235	(115)	555	192
Realized gain (loss) on derivatives, net	(299)	(52)	(1,760)	(1,294)
Realized gain (loss) on acquired assets, net	-	174	-	174
Unrealized gain (loss) on derivatives, net	(1,228)	2,835	(6,426)	293
Unrealized gain (loss) on Excess MSRs	(149)	2,938	(2,456)	821
Unrealized gain (loss) on investments in MSRs	(3,076)	(22)	(5,308)	(22)
Total Income	1,806	12,562	(4,448)	11,560
Expenses
General and administrative expense	822	634	1,630	1,376
Management fee to affiliate	690	690	1,380	1,380
Total Expenses	1,512	1,324	3,010	2,756
Income (Loss) Before Income Taxes	294	11,238	(7,458)	8,804
(Benefit from) provision for corporate business taxes	10	(70)	(580)	(70)
Net Income (Loss)	284	11,308	(6,878)	8,874
Net income allocated to LTIP - OP Units	(1)	(103)	98	(81)
Net income (loss) Applicable to Common Stockholders	$283	$11,205	$(6,780)	$8,793

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended June 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,085	$4,050	$-	$7,135
Interest expense	333	1,552	-	1,885
Net interest income	2,752	2,498	-	5,250
Servicing fee income	1,574	-	-	1,574
Servicing costs	501	-	-	501
Net servicing income	1,073	-	-	1,073
Other income	(3,225)	(1,292)	-	(4,517)
Other operating expenses	-	-	1,512	1,512
Corporate business taxes	10	-	-	10
Net income (loss)	$590	$1,206	$(1,512)	$284

	Three Months Ended June 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$4,935	$3,153	$-	$8,088
Interest expense	19	1,327	-	1,346
Net interest income	4,916	1,826	-	6,742
Servicing fee income	156	-	-	156
Servicing costs	94	-	-	94
Net servicing income	62	-	-	62
Other income	3,090	2,668	-	5,758
Other operating expenses	-	-	1,324	1,324
Corporate business taxes	(70)	-	-	(70)
Net income (loss)	$8,138	$4,494	$(1,324)	$11,308

	Six Months Ended June 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$4,529	$7,794	$-	$12,323
Interest expense	673	2,869	-	3,542
Net interest income	3,856	4,925	-	8,781
Servicing fee income	3,069	-	-	3,069
Servicing costs	903	-	-	903
Net servicing income	2,166	-	-	2,166
Other income	(7,764)	(7,631)	-	(15,395)
Other operating expenses	-	-	3,010	3,010
Corporate business taxes	(580)	-	-	(580)
Net income (loss)	$(1,162)	$(2,706)	$(3,010)	$(6,878)

	Six Months Ended June 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$7,510	$6,405	$-	$13,915
Interest expense	19	2,562	-	2,581
Net interest income	7,491	3,843	-	11,334
Servicing fee income	156	-	-	156
Servicing costs	94	-	-	94
Net servicing income	62	-	-	62
Other income	973	(809)	-	164
Other operating expenses	-	-	2,756	2,756
Corporate business taxes	(70)	-	-	(70)
Net income (loss)	$8,596	$3,034	$(2,756)	$8,874

Interest Income

Interest income for the three month period ended June 30, 2016, was $7.1 million as compared to $8.1 million for the three month period ended June 30, 2015. Interest income for the six month period ended June 30, 2016, was $12.3 million as compared to $13.9 million for the six month period ended June 30, 2015. For the three month period ended June 30, 2016, the $953,000 decrease was driven primarily by a decrease of approximately $1.9 million related to the Excess MSRs which was primarily a function of the application of the retrospective method which looks back using the current, rather than historical, estimates of prepayments to measure amortization of the Excess MSRs. The decrease in interest income was also offset by an increase of approximately $897,000 related to RMBS.

Interest Expense

Interest expense for the three month period ended June 30, 2016, was $1.9 million as compared to $1.3 million for the three month period ended June 30, 2015. Interest expense for the six month period ended June 30, 2016, was $3.5 million as compared to $2.6 million for the six month period ended June 30, 2015. For the three month period ended June 30, 2016, the $539,000 increase was comprised of an increase of $314,000 from Servicing Related Assets and an increase of $225,000 from RMBS. The increase associated with the Servicing Related Assets was primarily due to borrowings on our $25 million Term Loan and the increase associated with the RMBS was primarily due to an overall increase in repurchase rates which were in part offset by swap hedges.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets decreased by approximately $3.2 million and $7.8 million for the three and six month periods ended June 30, 2016, primarily due to fluctuations in the modeled prepayment speeds. The fair values of Excess MSR Pool 1, Excess MSR Pool 2, Excess MSR Pool 2014 and the MSRs decreased by approximately $373,000, increased by approximately $236,000, decreased by approximately $13,000 and decreased by approximately $3.1 million, respectively, for the three month period ended June 30, 2016. The fair values of Excess MSR Pool 1, Excess MSR Pool 2, Excess MSR Pool 2014 and the MSRs decreased by approximately $1.7 million, decreased by approximately $675,000, decreased by approximately $65,000 and decreased by approximately $5.3 million, respectively, for the six month period ended June 30, 2016.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended June 30, 2016 decreased by $1.2 million due to a decrease in interest rates during the period. The fair value of derivatives for the six month period ended June 30, 2016 decreased by $6.4 million due to a decrease in interest rates during the period.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2016, increased by approximately $188,000 and $254,000, respectively, as compared to the three and six month periods ended June 30, 2015 primarily due to costs associated with CHMI Solutions and CHMI Insurance.

Management Fees to Affiliate

Management fees for the three and six month periods ended June 30, 2016 remained unchanged as compared to the three and six month periods ended June 30, 2015.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.9% of net income as of June 30, 2016.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2016
Accumulated other comprehensive gain (loss), March 31, 2016	$7,135
Other comprehensive income (loss)	4,495
Accumulated other comprehensive gain (loss), June 30, 2016	$11,630

Six Months Ended June 30, 2016
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Other comprehensive income (loss)	11,827
Accumulated other comprehensive gain (loss), June 30, 2016	$11,630

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended June 30, 2016, a 29 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $4.5 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings attributable to common stockholders, per share.

Core earnings is a non-GAAP measure of the Company’s operating performance and is defined by us as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized gain (loss) on derivatives, unrealized gain (loss) on derivatives and unrealized gain (loss) on investments in Excess MSRs and MSRs, and as adjusted to exclude net income (loss) allocable to non-controlling interest attributable to outstanding LTIP-OP units in our operating partnership. Additionally, core earnings excludes (1) any tax (benefit) expense on unrealized (gain) loss on MSRs, (2) any estimated “catch up” premium amortization (benefit) cost due to the use of current rather than historical estimates of prepayment speeds for the amortization of Excess MSRs and (3) the amortization of MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), among other things, and may not be comparable to similarly-titled measures of other companies that invest in residential mortgage-related assets those may  calculate core earnings differently than we do. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended June 30, 2016, as compared to the three month period ended June 30, 2015, increased by approximately $414,000, or $0.05 per average common share. Core earnings for the six month period ended June 30, 2016, as compared to the six month period ended June 30, 2015, increased by approximately $675,000, or $0.09 per average common share. This increase was driven primarily by uncommitted master repurchase agreement with Freedom Mortgage in the period. For a further discussion of the agreement, see Note 7.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the line items excluded for purposes of calculating core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$284	$11,308	$(6,878)	$8,874
Realized (gain) loss on RMBS, net	(235)	115	(555)	(192)
Realized (gain) loss on derivatives, net	299	52	1,760	1,294
Realized (gain) loss on acquired assets, net	-	(174)	-	(174)
Unrealized (gain) loss on derivatives, net	1,228	(2,835)	6,426	(293)
Unrealized (gain) loss on investments in Excess MSRs	149	(2,938)	2,456	(821)
Unrealized (gain) loss on investments in MSRs	3,076	22	5,308	22
Tax (benefit) expense on unrealized (gain) loss on MSRs	96	(60)	(533)	(60)
Estimated "catch up" premium amortization (benefit) cost	134	(1,889)	1,751	(1,244)
Amortization of MSRs	(990)	-	(1,606)	-
Total core earnings:	$4,041	$3,601	$8,129	$7,406
Core earnings attributable to noncontrolling interests	(59)	(33)	(115)	(68)
Core Earnings Attributable to Common Stockholders	$3,982	$3,568	$8,014	$7,338
Core Earnings Attributable to Common Stockholders, per Share	$0.53	$0.48	$1.07	$0.98
GAAP Net income (Loss) Per Share of Common Stock	$0.04	$1.49	$(0.90)	$1.17

Our Portfolio

Excess MSRs

As of June 30, 2016 and December 31, 2015, we had approximately $67.6 million and $78.0 million, respectively, estimated carrying value of Excess MSRs. Our investments represents between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at June 30, 2016 and December 31, 2015, of approximately $13.7 billion and $15.0 billion, respectively. Freedom Mortgage is the servicer of the loans underlying these Excess MSRs, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying these Excess MSRs. These investments in Excess MSRs are subject to recapture agreements with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Excess MSR Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Excess MSR Pool 2014—Recapture Agreement.”

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of June 30, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$30,092	$10,026,722	$6,137,091	33,944	3.48%	304	43	0.8%
Recaptured Loans	4,629	-	669,974	3,504	3.72%	327	9	0.3%
Recapture Agreement	1,744	-	-	-	-	-	-	-
Pool 1 Total/WA	36,465	10,026,722	6,807,065	37,448	3.51%	307	39	0.8%
Pool 2
Original Pool	14,620	10,704,024	4,392,715	30,409	2.40%	310	48	100.0%
Recaptured Loans	14,338	-	2,269,049	14,315	3.70%	338	12	0.1%
Recapture Agreement	973	-	-	-	-	-	-	-
Pool 2 Total/WA	29,931	10,704,024	6,661,764	44,724	2.84%	320	36	66.0%
Pool 2014
Original Pool	678	334,672	167,513	1,092	3.64%	319	38	0.0%
Recaptured Loans	518	-	71,292	346	3.63%	330	11	0.0%
Recapture Agreement	-	-	-	-	-	-	-	-
Pool 2014 Total/WA	1,196	334,672	238,805	1,438	3.63%	323	30	0.0%
Total/Weighted Average	$67,592	$21,065,418	$13,707,634	83,610	3.19%	313	37	32.4%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Pool 1
Original Pool	$38,633	$10,026,722	$6,865,916	37,204	3.49%	311	36	0.9%
Recaptured Loans	4,204	-	550,549	2,834	3.77%	331	7	0.5%
Recapture Agreement	645	-	-	-	-	-	-	-
Pool 1 Total/WA	43,482	10,026,722	7,416,465	40,038	3.51%	312	34	0.8%
Pool 2
Original Pool	17,967	10,704,024	5,041,239	34,109	2.35%	318	41	100.0%
Recaptured Loans	14,371	-	2,238,467	13,832	3.74%	342	9	0.1%
Recapture Agreement	716	-	-	-	-	-	-	-
Pool 2 Total/WA	33,054	10,704,024	7,279,706	47,941	2.78%	325	31	69.3%
Pool 2014
Original Pool	947	334,672	197,900	1,242	3.65%	327	30	0.0%
Recaptured Loans	559	-	67,990	321	3.65%	335	9	0.0%
Recapture Agreement	-	-	-	-	-	-	-	-
Pool 2014 Total/WA	1,506	334,672	265,890	1,563	3.65%	329	25	0.0%
Total/Weighted Average	$78,042	$21,065,418	$14,962,061	89,542	3.16%	319	32	34.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. On October 30, 2015, Aurora acquired a portfolio of MSRs on Fannie Mae and Freddie Mac mortgage loans with an aggregate UPB of approximately $1.4 billion. On January 29, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $463 million. In addition, on June 30, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $1.3 billion. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$29,750	$3,600,130	3.82%	0.25%	290	25	0.2%
MSR Total/WA	29,750	3,600,130	3.82%	0.25%	290	25	0.2%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	19,761	2,016,351	3.76%	0.25%	273	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$349,283	$314,051	$7,280	$(22)	$321,309	49	(B)	3.73%	3.44%	23
Freddie Mac	202,601	186,823	4,594	-	191,417	24	(B)	3.61%	3.25%	25
CMOs	19,896	9,614	66	(255)	9,425	5	Unrated	4.55%	4.14%	11
Total/Weighted Average	$571,780	$510,488	$11,940	$(277)	$522,151	78		3.70%	3.39%	24

As of December 31, 2015

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2016	December 31, 2015
Weighted Average Asset Yield	3.08%	2.61%
Weighted Average Interest Expense	1.36%	1.15%
Net Interest Spread	1.72%	1.46%

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

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS and Excess MSRs, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) other-than-temporary impairment on our securities, if any.

Repurchase Agreements

As of June 30, 2016, we had repurchase agreements with 22 counterparties and approximately $456.1 million of outstanding repurchase agreement borrowings from 16 of those counterparties, which were used to finance RMBS. As of June 30, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agreed to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at June 30, 2016, was approximately 5.0%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Ending Amount
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds borrowed in the fourth quarter of 2015 under the Term Loan and amortization of the Excess MSRs, in advance of the redeployment into MSRs. In addition, maturing advances from the FHLBI have been replaced by borrowings under the Company’s repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.0% and 5.0% as of June 30, 2016 and December 31, 2015, respectively. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$140,677	0.73%
One to three months	129,968	0.71%
Greater than three months	185,430	0.77%
Total/Weighted Average	$456,075	0.74%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

The amount of collateral as of June 30, 2016 and December 31, 2015, including cash, was $484.0 million and $404.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2016 and December 31, 2015 was 73 days and 47 days, respectively.

FHLBI Advances

As of June 30, 2016, we had FHLBI no advances. At June 30, 2016, CHMI Insurance held FHLBI Stock of approximately $3.3 million as required by the FHLBI.

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

Prior to January 2016, these short-term borrowings were used to finance certain of our investments in RMBS. The FHLBI Advances were guaranteed by the Company. The following tables provide additional information regarding FHLBI Advances outstanding as of December 31, 2015 (dollars in thousands):

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

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $15.1 million and $18.4 million and our investing activities used cash of approximately $18.8 million and $12.7 million for the three and six month periods ended June 30, 2016, respectively. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three month periods ended June 30, 2016 and 2015 were $0.04 and $1.49, respectively. Our GAAP loss per share for the six month period ended June 30, 2016 was $0.90. Our GAAP earnings per share for the six month period ended June 30, 2015 was $1.17.

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

Off-balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2016 and December 31, 2015, included repurchase agreements and as of December 31, 2015 only, FHLBI advances on certain RMBS, borrowings under a fully drawn $25 million Term Loan and no amounts outstanding on an MSR Facility, our management agreement with our Manager, our subservicing agreement with Freedom Mortgage and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$456,075	$-	$-	$-	$456,075
Interest on repurchase agreement borrowings(A)	$400	$-	$-	$-	$400
Term Loan
Borrowings under Term Loan facility	$2,042	$6,853	$14,021	$-	$22,907
Interest on Term Loan borrowings	$1,224	$2,944	$65	$-	$4,233

As of December 31, 2015

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$385,560	$-	$-	$-	$385,560
Interest on repurchase agreement borrowings(A)	$263	$-	$-	$-	$263
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$62,250	$-	$-	$-	$62,250
Interest on FHLBI advance borrowings(A)	$92	$-	$-	$-	$92
Term Loan
Borrowings under Term Loan facility	$1,958	$6,583	$15,762	$-	$24,303
Interest on Term Loan borrowings	$1,308	$3,215	$493	$-	$5,016

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

The table above does not include amounts due under the management agreement with our Manager. Those payments are discussed below.

In addition, the table above does not include amounts payable to Freedom Mortgage pursuant to the subservicing agreement or the joint marketing recapture agreement.

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered Into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement.

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

During the three months ended June 30, 2016, yields earned remained consistent with the prior quarter but the weighted average borrowing expense under repurchase agreements advances increased from 71 bps to 74 bps, respectively. During the six months ended June 30, 2016, yields earned remained consistent with the prior quarter but the weighted average borrowing expense under repurchase agreements advances increased from 56 bps to 74 bps, respectively.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of June 30, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$74,297	$70,792	$67,592	$64,714	$62,064
Change in FV	$6,705	$3,200	$-	$(2,878)	$(5,528)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$74,760	$71,064	$67,592	$64,395	$61,402
Change in FV	$7,168	$3,472	$-	$(3,197)	$(6,190)
% Change in FV	11%	5%	-	(5)%	(9)%
Recapture Rate Shift in %
Estimated FV	$67,067	$67,340	$67,592	$67,884	$68,157
Change in FV	$(525)	$(252)	$-	$292	$565
% Change in FV	(1)%	(0)%	-	0%	1%

As of December 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$86,063	$81,859	$78,042	$74,577	$71,406
Change in FV	$8,016	$3,812	$-	$(3,470)	$(6,642)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$85,033	$81,428	$78,042	$74,886	$71,919
Change in FV	$6,986	$3,380	$-	$(3,162)	$(6,128)
% Change in FV	9%	4%	-	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$77,775	$77,911	$78,042	$78,184	$78,320
Change in FV	$(272)	$(136)	$-	$136	$272
% Change in FV	(0)%	(0)%	-	0%	0%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$31,890	$30,782	$29,750	$28,786	$27,883
Change in FV	$2,140	$1,032	$-	$(964)	$(1,867)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$33,903	$31,724	$29,750	$27,958	$26,325
Change in FV	$4,153	$1,974	$-	$(1,793)	$(3,425)
% Change in FV	14%	7%	-	(6)%	(12)%
Servicing Cost Shift in %
Estimated FV	$30,672	$30,211	$29,750	$29,289	$28,828
Change in FV	$922	$461	$-	$(461)	$(922)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$21,261	$20,486	$19,761	$19,084	$18,450
Change in FV	$1,500	$724	$-	$(677)	$(1,312)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$21,656	$20,672	$19,761	$18,916	$18,130
Change in FV	$1,894	$911	$-	$(845)	$(1,631)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$20,490	$20,126	$19,761	$19,397	$19,033
Change in FV	$728	$364	$-	$(364)	$(728)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2016

		Fair Value Change
	June 30, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$512,301
RMBS Total Return (%)		(0.23)%	(0.58)%	(1.07)%	(1.68)%	(3.19)%
RMBS Dollar Return		$(1,161)	$(2,897)	$(5,344)	$(8,366)	$(15,896)

As of December 31, 2015

		Fair Value Change
	December 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$503,697
RMBS Total Return (%)		(0.49)%	(1.07)%	(1.74)%	(2.47)%	(4.04)%
RMBS Dollar Return		$(2,444)	$(5,406)	$(8,785)	$(12,456)	$(20,353)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2016, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, as updated in our Current Report on Form 10-Q filed with the SEC on May 10, 2016.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 9, 2016	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President (Principal Executive Officer)

August 9, 2016	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2016

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