Form 10-Q
period 2016-09-30
Cherry Hill Mortgage Investment Corp
filed 2016-11-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, there were 7,525,348 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to raise capital through the sale of its equity and debt securities;

•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to execute its prime mortgage loan strategy and its ability to finance this asset class;

•	the Company’s ability to acquire excess mortgage servicing rights (“Excess MSRs”) and mortgage servicing rights (“MSRs” and together with Excess MSRs, “Servicing Related Assets”);

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
 (in thousands — except share data)

	(unaudited) September 30, 2016	December 31, 2015
Assets
RMBS, available-for-sale	$533,066	$508,242
Investments in Servicing Related Assets at fair value	92,932	97,803
Cash and cash equivalents	12,586	10,603
Restricted cash	16,014	9,942
Derivative assets	173	422
Receivables and other assets	10,035	9,328
Total Assets	$664,806	$636,340
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$466,209	$385,560
Federal Home Loan Bank advances	-	62,250
Derivative liabilities	7,228	4,595
Notes payable	21,856	24,313
Dividends payable	3,687	3,684
Due to affiliates	1,410	998
Payables for unsettled trades	5,380	-
Accrued expenses and other liabilities	6,543	2,603
Total Liabilities	$512,313	$484,003
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of September 30, 2016 and December, 31, 2015	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of September 30, 2016 and 500,000,000 shares authorized and 7,519,038 shares issued and outstanding as of December, 31, 2015	75	75
Additional paid-in capital	148,432	148,332
Retained earnings (deficit)	(9,262)	3,133
Accumulated other comprehensive income (loss)	11,970	(197)
Total CHMI Stockholders’ Equity	$151,215	$151,343
Non-controlling interests in operating partnership	1,278	994
Total Stockholders’ Equity	$152,493	$152,337
Total Liabilities and Stockholders’ Equity	$664,806	$636,340

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income
Interest income	$7,157	$5,813	$19,480	$19,728
Interest expense	1,877	1,643	5,419	4,224
Net interest income	5,280	4,170	14,061	15,504
Servicing fee income	2,365	463	5,434	619
Servicing costs	641	366	1,544	460
Net servicing income (loss)	1,724	97	3,890	159
Other income (loss)
Realized gain (loss) on RMBS, net	770	269	1,325	461
Realized gain (loss) on derivatives, net	(2,147)	(947)	(3,907)	(2,241)
Realized gain (loss) on acquired assets, net	-	-	-	174
Unrealized gain (loss) on derivatives, net	3,199	(4,986)	(3,227)	(4,693)
Unrealized gain (loss) on investments in Excess MSRs	117	(2,059)	(2,339)	(1,238)
Unrealized gain (loss) on investments in MSRs	(1,847)	(541)	(7,155)	(563)
Total Income	7,096	(3,997)	2,648	7,563
Expenses
General and administrative expense	864	622	2,494	1,998
Management fee to affiliate	802	690	2,182	2,070
Total Expenses	1,666	1,312	4,676	4,068
Income (Loss) Before Income Taxes	5,430	(5,309)	(2,028)	3,495
Provision for corporate business taxes	(89)	(139)	(669)	(209)
Net Income (Loss)	5,519	(5,170)	(1,359)	3,704
Net (income) loss allocated to noncontrolling interests	(76)	46	21	(35)
Net Income (Loss) Applicable to Common Stockholders	$5,443	$(5,124)	$(1,338)	$3,669
Net income (Loss) Per Share of Common Stock
Basic	$0.72	$(0.68)	$(0.18)	$0.49
Diluted	$0.72	$(0.68)	$(0.18)	$0.49
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,511,653	7,509,543	7,510,246	7,509,543
Diluted	7,528,188	7,511,653	7,522,614	7,510,246

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,519	$(5,170)	$(1,359)	$3,704
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	1,110	3,363	13,492	(126)
Reclassification of net realized (gain) loss on RMBS in earnings	(770)	(269)	(1,325)	(461)
Other comprehensive income (loss)	340	3,094	12,167	(587)
Comprehensive income (loss)	$5,859	$(2,076)	$10,808	$3,117
Comprehensive income (loss) attributable to noncontrolling interests	98	(18)	168	30
Comprehensive income (loss) attributable to common stockholders	$5,761	$(2,058)	$10,640	$3,087

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
 (Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	9,495	-	(A)	37	-	-	-	37
Net Income	-	-		-	-	3,669	35	3,704
Other Comprehensive Income	-	-		-	(587)	-	-	(587)
LTIP-OP Unit awards	-	-		-	-	-	308	308
Distribution paid on LTIP-OP Units	-	-		-	-	-	(104)	(104)
Common dividends declared, $1.49 per share	-	-		-	-	(11,195)	-	(11,195)
Balance, September 30, 2015	7,519,038	$75		$148,295	$6,054	$(2,727)	$784	$152,481

Balance, December 31, 2015	7,519,038	$75		$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	6,310	-	(B)	100	-	-	-	100
Net Income	-	-		-	-	(1,338)	(21)	(1,359)
Other Comprehensive Income	-	-		-	12,167	-	-	12,167
LTIP-OP Unit awards	-	-		-	-	-	475	475
Distribution paid on LTIP-OP Units	-	-		-	-	-	(170)	(170)
Common dividends declared, $1.47 per share	-	-		-	-	(11,057)	-	(11,057)
Balance, September 30, 2016	7,525,348	$75		$148,432	$11,970	$(9,262)	$1,278	$152,493

(A)	de minimis ($95.00 rounds to $0.00).
(B)	de minimis ($63.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$(1,359)	$3,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(1,325)	(461)
Other-than-temporary impairment	(173)	-
Realized gain on bargain purchase	-	(174)
Accretion of premium and other amortization	2,849	2,515
Change in fair value of investments in Servicing Related Assets	9,494	1,801
Unrealized (gain) loss on derivatives, net	3,227	4,693
Realized (gain) loss on derivatives, net	3,907	2,241
LTIP-OP Unit awards	475	308
Changes in:
Receivables from unsettled trades	-	309
Receivables and other assets	(707)	2,257
Due to affiliate	412	16
Payables for unsettled trades	5,380	-
Accrued expenses and other liabilities	3,943	(685)
Net cash provided by (used in) operating activities	$26,123	$16,524
Cash Flows From Investing Activities
Purchase of RMBS	(131,045)	(255,493)
Principal paydown of RMBS	39,144	33,164
Proceeds from sale of RMBS	77,893	55,607
Acquisition of Excess MSRs	-	-
Principal paydown of Excess MSRs	10,731	11,036
Aurora acquisition, net of cash received	-	(3,839)
Acquisition of MSRs	(15,354)	-
Purchase of derivatives	(4,252)	(2,423)
Sale of derivatives	-	206
Purchases of Federal Home Loan Bank stock	-	(3,031)
Net cash provided by (used in) investing activities	$(22,883)	$(164,773)
Cash Flows From Financing Activities
Changes in restricted cash	(6,072)	(8,163)
Borrowings under repurchase agreements	1,539,150	1,228,129
Repayments of repurchase agreements	(1,458,501)	(1,149,523)
Proceeds from Federal Home Loan Bank advances	7,000	95,050
Repayments of Federal Home Loan Bank advances	(69,250)	(27,700)
Proceeds from bank loans	-	25,000
Principal paydown of bank loans	(2,457)	(2,923)
Dividends paid	(11,057)	(11,340)
LTIP-OP Units distributions paid	(170)	(104)
Issuance of common stock, net of offering costs	100	37
Net cash provided by (used in) financing activities	$(1,257)	$148,463
Net Increase (Decrease) in Cash and Cash Equivalents	$1,983	$214
Cash and Cash Equivalents, Beginning of Period	10,603	12,447
Cash and Cash Equivalents, End of Period	$12,586	$12,661
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$4,853	$3,254
Dividends declared but not paid	$3,687	$3,684

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)
Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States.

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC, CHMI Insurance Company, LLC (“CHMI Insurance”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation (“Freedom Mortgage”) which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the year ended December 31, 2015, were settled prior to year-end. Approximately $5.4 million in Agency RMBS purchased, but not yet settled, was payable at September 30, 2016.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $1.5 million in interest income was receivable at September 30, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. There were approximately $173,000 of OTTI during the three and nine month periods ended September 30, 2016 and has been classified within "Realized gain (loss) on RMBS, net" on the consolidated statements of income (loss). The Company did not record any OTTI charges during the year ended December 31, 2015.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for each pool of Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the pool’s expected excess mortgage servicing amount over the expected life of the underlying mortgages. A change to expected cash flows results in a cumulative retrospective adjustment, which is recorded in the period in which the change occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. Approximately $1.9 million and $2.2 million in Excess MSR cashflow was receivable at September 30, 2016 and December 31, 2015, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $891,000 in reimbursable servicing advances was receivable at September 30, 2016, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 14.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives (approximately $7.6 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively), borrowings under its repurchase agreements (approximately $7.3 million and $4.2 million at September 30, 2016 and December 31, 2015, respectively) as well as cash held that relates to outstanding borrowings on a $25 million term loan secured by a pledge of the Company’s existing portfolio of Excess MSRs (“Term Loan”) (approximately $1.1 million at both September 30, 2016 and December 31, 2015). For further information on the restricted cash as it relates to the Term Loan, see Note 13.

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

Realized Gain (Loss) on RMBS and Derivatives, Net

The following table presents gains and losses on sales of RMBS and derivatives for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized gain (loss) on RMBS, net
Gain on RMBS	$943	$272	$1,498	$595
Loss on RMBS	(173)	(3)	(173)	(134)
Net realized gain (loss) on RMBS	770	269	1,325	461
Realized gain (loss) on derivatives, net	(2,147)	(947)	(3,907)	(2,241)
Unrealized gain (loss) on derivatives, net	3,199	(4,986)	(3,227)	(4,693)
Total	$1,822	$(5,664)	$(5,809)	$(6,473)

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2016
Interest income	$3,200	$3,957	$-	$7,157
Interest expense	320	1,557	-	1,877
Net interest income	2,880	2,400	-	5,280
Servicing fee income	2,365	-	-	2,365
Servicing costs	641	-	-	641
Net servicing income	1,724	-	-	1,724
Other income	(1,730)	1,822	-	92
Other operating expenses	-	-	1,666	1,666
(Benefit from) provision for corporate business taxes	(89)	-	-	(89)
Net income (loss)	$2,963	$4,222	$(1,666)	$5,519
Three Months Ended September 30, 2015
Interest income	$2,411	$3,402	$-	$5,813
Interest expense	177	1,466	-	1,643
Net interest income	2,234	1,936	-	4,170
Servicing fee income	463	-	-	463
Servicing costs	366	-	-	366
Net servicing income	97	-	-	97
Other income	(2,600)	(5,664)	-	(8,264)
Other operating expenses	-	-	1,312	1,312
(Benefit from) provision for corporate business taxes	(139)	-	-	(139)
Net income (loss)	$(130)	$(3,728)	$(1,312)	$(5,170)
Nine Months Ended September 30, 2016
Interest income	$7,729	$11,751	$-	$19,480
Interest expense	993	4,426	-	5,419
Net interest income	6,736	7,325	-	14,061
Servicing fee income	5,434	-	-	5,434
Servicing costs	1,544	-	-	1,544
Net servicing income	3,890	-	-	3,890
Other income	(9,494)	(5,809)	-	(15,303)
Other operating expenses	-	-	4,676	4,676
(Benefit from) provision for corporate business taxes	(669)	-	-	(669)
Net income (loss)	$1,801	$1,516	$(4,676)	$(1,359)
Nine Months Ended September 30, 2015
Interest income	$9,921	$9,807	$-	$19,728
Interest expense	196	4,028	-	4,224
Net interest income	9,725	5,779	-	15,504
Servicing fee income	619	-	-	619
Servicing costs	460	-	-	460
Net servicing income	159	-	-	159
Other income	(1,627)	(6,473)	-	(8,100)
Other operating expenses	-	-	4,068	4,068
(Benefit from) provision for corporate business taxes	(209)	-	-	(209)
Net income (loss)	$8,466	$(694)	$(4,068)	$3,704

Balance Sheet	Servicing Related Assets	RMBS	All Other	Total
December 31, 2015
Investments	$97,803	$508,242	$-	$606,045
Other assets	3,562	13,984	12,749	30,295
Total assets	101,365	522,226	12,749	636,340
Debt	24,313	447,810	-	472,123
Other liabilities	1,883	4,903	5,094	11,880
Total liabilities	26,196	452,713	5,094	484,003
GAAP book value	$75,169	$69,513	$7,655	$152,337
September 30, 2016
Investments	$92,932	$533,066	$-	$625,998
Other assets	4,567	19,818	14,423	38,808
Total assets	97,499	552,884	14,423	664,806
Debt	21,856	466,209	-	488,065
Other liabilities	5,325	13,382	5,541	24,248
Total liabilities	27,181	479,591	5,541	512,313
GAAP book value	$70,318	$73,293	$8,882	$152,493

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were approximately $173,000 of OTTI during the three and nine month periods ended September 30, 2016. The Company did not record any OTTI charges during the year ended December 31, 2015. (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2016

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$357,551	$320,539	$6,975	$(29)	$327,485	51	(B)	3.69%	3.36%	23
Freddie Mac	204,067	185,673	4,471	(9)	190,135	24	(B)	3.59%	3.47%	25
CMOs	25,396	14,908	538	-	15,446	7	Unrated	3.77%	5.19%	11
Total/Weighted Average	$587,014	$521,120	$11,984	$(38)	$533,066	82		3.65%	3.46%	24

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of September 30, 2016

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-%	-%	-
1-5 Years	-	-	-	-	-	-		-%	-%	-
5-10 Years	3,500	3,500	181	-	3,681	2	(B)	4.71%	5.08%	8
Over 10 Years	583,514	517,620	11,803	(38)	529,385	80	(B)	3.65%	3.45%	24
Total/Weighted Average	$587,014	$521,120	$11,984	$(38)	$533,066	82		3.65%	3.46%	24

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$-	$-	$-	$-	$-	-		-	-	-
1-5 Years	-	-	-	-	-	-		-	-	-
5-10 Years	5,500	5,553	-	(216)	5,337	3	(B)	4.76%	4.96%	9
Over 10 Years	549,067	502,874	2,782	(2,751)	502,905	69	(B)	3.71%	3.59%	24
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average stated maturity.

At September 30, 2016 and December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $484.3 million and $399.8 million, respectively, as collateral for repurchase agreements. At September 30, 2016, the Company pledged no Agency RMBS investments as collateral for FHLBI advances.  At December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $83.2 million as collateral for FHLBI advances. At September 30, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities. There were approximately $173,000 of OTTI during the three and nine month periods ended September 30, 2016. The Company did not record any OTTI charges during the year ended December 31, 2015.

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

RMBS Unrealized Loss Positions

As of September 30, 2016

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$29,111	$31,136	$(38)	$31,098	4	(B)	3.59%	1.68%	30
Twelve or More Months	-	-	-	-	-	(B)	-%	-%	-
Total/Weighted Average	$29,111	$31,136	$(38)	$31,098	4		3.59%	1.68%	30

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$271,585	$274,996	$(2,749)	$272,247	39	(B)	3.65%	3.48%	24
Twelve or More Months	11,146	940	(218)	722	1	(B)	3.00%	25.37%	17
Total/Weighted Average	$282,731	$275,936	$(2,967)	$272,969	40		3.65%	3.55%	24

(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
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

Pursuant to Excess MSR Agreement 1, the Company acquired the right to receive 85% of the excess mortgage servicing amount on Excess MSR Pool 1 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Excess MSR Pool l (which loans then become part of Excess MSR Pool 1) for approximately $60.6 million. Freedom Mortgage has co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 85%, of such termination payment.

The value, and absolute amount, of recapture activity tends to vary inversely with the direction of interest rates. When interest rates are falling, recapture rates tend to be higher due to increased opportunities for borrowers to refinance. As interest rates increase, however, there is likely to be less recapture activity.

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an aggregate UPB of approximately $10.7 billion (“Excess MSR Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Excess MSR Pool 2. Pursuant to Excess MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to Excess MSR Pool 2 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

Pursuant to Excess MSR Agreement 2, the Company acquired the right to receive 50% of the excess mortgage servicing amount on Excess MSR Pool 2 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represent refinancings of loans in Excess MSR Pool 2 (which loans then become part of Excess MSR Pool 2) for approximately $38.4 million. Freedom Mortgage has co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retains the ancillary income and the servicing obligations and liabilities. If Freedom Mortgage is terminated as the servicer, the Company’s right to receive its portion of the excess mortgage servicing amount is also terminated. To the extent that Freedom Mortgage is terminated as the servicer and receives a termination payment, the Company is entitled to a pro rata share, or 50%, of such termination payment.

In October 2013, the Company also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage (the “Flow and Bulk Excess MSR Purchase Agreement”). On February 28, 2014, pursuant to the Flow and Bulk Excess MSR Purchase Agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in Excess MSR Agreement 1 and Excess MSR Agreement 2.

On March 31, 2014, pursuant to the Flow and Bulk Excess MSR Purchase Agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $159.8 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. The Company acquired an approximate 71% interest in the Excess MSRs for approximately $946,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR Agreement 1 and Excess MSR Agreement 2.

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

Aurora subsequently acquired three portfolios of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate UPB of approximately $3.1 billion as their respective closing dates.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. No refinances or fees were paid during the three and nine month periods ended September 30, 2016.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2016

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 1	$6,514,661	$33,089	$33,294	3.49%	25.4	$(3,149)
Excess MSR Pool 1 - Recapture Agreement	-	1,657	1,676			1,583
Excess MSR Pool 2	6,330,278	20,100	27,881	2.90%	26.4	(1,441)
Excess MSR Pool 2 - Recapture Agreement	-	1,336	971			699
Excess MSR Pool 2014	225,390	1,360	1,150	3.60%	26.7	(31)
Excess MSR Pool 2014 - Recapture Agreement	-	-	-			-
MSRs (E)	3,425,629	35,115	27,960	3.82	23.9	(7,155)
Total	$16,495,958	$92,657	$92,932	3.33%	25.5	$(9,494)

As of December 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 1	$7,416,465	$39,483	$42,837	3.51%	26.0	$(2,822)
Excess MSR Pool 1 - Recapture Agreement	-	2,209	645	-	-	331
Excess MSR Pool 2	7,279,706	23,116	32,338	2.78%	27.1	2,626
Excess MSR Pool 2 - Recapture Agreement	-	1,780	716	-	-	(324)
Excess MSR Pool 2014	265,890	1,685	1,506	3.65%	27.4	170
Excess MSR Pool 2014 - Recapture Agreement	-	-	-	-	-	-
MSRs (E)	2,016,351	20,884	19,761	3.76%	22.7	(1,123)
Total	$16,978,412	$89,157	$97,803	3.23%	26.1	$(1,142)

(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of September 30, 2016 and December 31, 2015 is reflected in the respective pool.
(E)	MSR cost basis consists of the carrying value of the prior period, adjusted for any acquisitions made during the current period.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of September 30, 2016

Percentage of Total Outstanding Unpaid Principal Balance
California	11.3%
Texas	8.9%
Florida	6.4%
Virginia	5.4%
All other	68.0%
Total	100.0%

As of December 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.3%
Texas	9.4%
Florida	6.5%
Virginia	6.0%
North Carolina	5.2%
Washington	5.1%
Georgia	5.0%
All other	50.5%
Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of September 30, 2016

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,335,218
LTIP-OP Units	140,350
Forfeited LTIP-OP Units	(916)
Shares of Common Stock	28,503
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders	-	-

As of December 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders	-	-

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

As of September 30, 2016, 59,789 LTIP-OP Units have vested. The Company recognized approximately $193,000 and $100,500 in share-based compensation expense in the three month periods ended September 30, 2016 and 2015, respectively. The Company recognized approximately $475,000 and $300,800 in share-based compensation expense in the nine month periods ended September 30, 2016 and 2015, respectively. There was approximately $1.0 million of total unrecognized share-based compensation expense as of September 30, 2016, related to the 79,645 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

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

On June 15, 2016, pursuant to the 2013 Plan, the Company granted each of the independent directors 3,155 restricted shares of common stock (for a total of 9,465 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. This unrecognized share-based compensation expense is expected to be recognized ratably over the vesting period. The 3,155 shares granted to Mr. Kislak were forfeited when he resigned as a director of the Company on September 19, 2016. The forfeited shares have been returned to the shares available for future issuance under the 2013 Plan.

As of September 30, 2016, 1,335,218 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of September 30, 2016, the non-controlling interest holders in the Operating Partnership owned 139,434 LTIP-OP Units, or approximately 1.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income attributable to common stockholders and participating securities	$5,519	$(5,170)	$(1,359)	$3,704
Net income allocable to common stockholders	$5,443	$(5,124)	$(1,338)	$3,669
Denominator:
Weighted average common shares outstanding	7,511,653	7,509,543	7,510,246	7,509,543
Weighted average diluted shares outstanding	7,528,188	7,511,653	7,522,614	7,510,246
Basic and Dilutive:
Basic earnings per share	$0.72	$(0.68)	$(0.18)	$0.49
Diluted earnings per share	$0.72	$(0.68)	$(0.18)	$0.49

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The Management Agreement terminates on October 22, 2020, subject to automatic renewal for successive one-year terms and to certain termination rights. The Manager’s performance is reviewed prior to any renewal and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee, which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the stockholders’ equity (as defined in the Management Agreement).

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated both the Manager and Freedom Mortgage were controlled by Mr. Stanley Middleman, who is also a shareholder of the Company.

The Management Agreement provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of software, legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the allocable portion of the compensation paid to specified officers dedicated to the Company. “Due to affiliates” consisted of the following for the periods indicated (dollars in thousands):

Management Fee to Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees	$611	$560	$1,731	$1,680
Compensation reimbursement	191	130	451	390
Total	$802	$690	$2,182	$2,070

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

Other Transactions with Affiliated Entities

The Company, through one of its subsidiaries, has entered into an uncommitted master repurchase agreement with Freedom Mortgage pursuant to which the Company may, from time to time, purchase a newly issued Ginnie Mae RMBS, subject to Freedom Mortgage’s agreement to repurchase the security at a future date, generally no more than 90 days later. The Company simultaneously re-hypothecates the security to one of its counterparties with whom it has a repurchase agreement, for an identical term. For the three month period ended September 30, 2016, the Company earned approximately $610,000 in income and had a corresponding expense of approximately $108,000, which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statement of income (loss). For the nine month period ended September 30, 2016, the Company earned approximately $1.1 million in income and had a corresponding expense of approximately $234,000, which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statement of income (loss). No such related income or expense was earned or incurred during the three and nine month periods ended September 30, 2015. There were no such assets, or related liabilities, as of September 30, 2016 and December 31, 2015.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	September 30, 2016	December 31, 2015
Notional amount of interest rate swaps	$335,750	$300,300
Notional amount of swaptions	75,000	85,000
Notional amount of TBAs, net	-	-
Notional amount of Treasury Futures	35,600	-
Total notional amount	$446,350	$385,300

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2016	$335,750	1.43%	0.77%	3.5
December 31, 2015	$300,300	1.71%	0.37%	4.3

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended September 30,		Nine Months Ended September 30,
Non-Hedge Derivatives	Income Statement Location	2016	2015	2016	2015
Interest rate swaps	Realized gain/(loss) on derivatives, net	$(1,208)	$(304)	$(2,956)	$(1,241)
Swaptions	Realized gain/(loss) on derivatives, net	(433)	(525)	(573)	(461)
TBAs	Realized gain/(loss) on derivatives, net	52	(90)	26	(166)
Treasury futures	Realized gain/(loss) on derivatives, net	(558)	(28)	(404)	(373)
Total		$(2,147)	$(947)	$(3,907)	$(2,241)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2016

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$99	$-	$99	$(99)	$-	$-
Swaptions	65	-	65	(65)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	9	-	9	(9)	(376)
Total Assets	$173	$-	$173	$(173)	$(376)	$-

Liabilities
Repurchase agreements	$466,209	$-	$466,209	$(458,881)	$(7,328)	$-
Interest rate swaps	7,220	-	7,220	-	(7,220)	-
Swaptions	-	-	-	-	-	-
TBAs	8	-	8	(8)	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$473,437	$-	$473,437	$(458,889)	$(14,548)	$-

As of December 31, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$51	$-	$51	$(51)	$-	$-
Swaptions	371	-	371	(371)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	(84)
Total Assets	$422	$-	$422	$(422)	$(84)	$-

Liabilities
Repurchase agreements	$385,560	$-	$385,560	$(381,386)	$(4,174)	$-
Interest rate swaps	4,595	-	4,595	-	(4,595)	-
Swaptions	-	-	-	-	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$390,155	$-	$390,155	$(381,386)	$(8,769)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2016 and December 31, 2015.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at September 30, 2016 and December 31, 2015.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2016 and December 31, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. The Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at September 30, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements

As of September 30, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$327,485	$-	$327,485
Freddie Mac	-	190,135	-	190,135
CMOs	-	15,446	-	15,446
RMBS total	-	533,066	-	533,066
Derivative assets
Interest rate swaps	-	99	-	99
Interest rate swaptions	-	65	-	65
TBAs	-	-	-	-
Treasury Futures	-	9	-	9
Derivative assets total	-	173	-	173
Servicing related assets	-	-	92,932	92,932
Total Assets	$-	$533,239	$92,932	$626,171
Liabilities
Derivative liabilities
Interest rate swaps	-	7,220	-	7,220
TBAs	-	8	-	8
Treasury Futures	-	-	-	-
Derivative liabilities total	-	7,228	-	7,228
Total Liabilities	$-	$7,228	$-	$7,228

As of December 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$308,772	$-	$308,772
Freddie Mac	-	193,411	-	193,411
CMOs	-	6,059	-	6,059
RMBS total	-	508,242	-	508,242
Derivative assets
Interest rate swaps	-	51	-	51
Interest rate swaptions	-	371	-	371
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative assets total	-	422	-	422
Servicing related assets	-	-	97,803	97,803
Total Assets	$-	$508,664	$97,803	$606,467
Liabilities
Derivative liabilities
Interest rate swaps	-	4,595	-	4,595
TBAs	-	-	-	-
Treasury Futures	-	-	-	-
Derivative liabilities total	-	4,595	-	4,595
Total Liabilities	$-	$4,595	$-	$4,595

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2016 and December 31, 2015 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2016

	Level 3 (A)
	Pool 1	Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases and principal paydowns
Purchases	-	-	-	15,354	15,354
Proceeds from principal paydowns	(6,946)	(3,460)	(325)	-	(10,731)
Changes in fair value due to:
Mark to market gain (loss)	(1,566)	(742)	(31)	(4,321)	(6,660)
Amortization of MSRs	-	-	-	(2,834)	(2,834)
Unrealized gain (loss) included in Net Income	$(1,566)	$(742)	$(31)	$(7,155)	$(9,494)
Balance at September 30, 2016	$34,970	$28,852	$1,150	$27,960	$92,932

As of December 31, 2015

	Level 3 (A)
	Pool 1	Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$-	$91,322
Purchases and principal paydowns
Purchases	-	-	-	20,884	20,884
Proceeds from principal paydowns	(8,825)	(4,186)	(250)	-	(13,261)
Changes in fair value due to:
Mark to market gain (loss)	(2,491)	2,302	170	(567)	(586)
Amortization of MSRs	-	-	-	(556)	(556)
Unrealized gain (loss) included in Net Income	$(2,491)	$2,302	$170	$(1,123)	$(1,142)
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803

(A)	Includes the recapture agreement for each respective pool.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of September 30, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Excess MSR Pool 1	$34,970	Discounted cash flow	Constant prepayment speed	6.2% - 24.4%	13.9%
			Uncollected Payments	3.4% - 7.0%	6.3%
			Discount rate		12.3%
Excess MSR Pool 2	$28,852	Discounted cash flow	Constant prepayment speed	9.0% - 37.6%	16.7%
			Uncollected Payments	8.6% - 13.4%	12.1%
			Discount rate		16.4%
Excess MSR Pool 2014	$1,150	Discounted cash flow	Constant prepayment speed	5.7% - 29.1%	13.4%
			Uncollected Payments	5.5% - 8.4%	7.9%
			Discount rate		12.3%
MSRs	$27,960	Discounted cash flow	Constant prepayment speed	5.3% - 20.3%	13.9%
			Uncollected payments	0.7% - 1.4%	1.2%
			Discount rate		9.3%
			Annual cost to service, per loan		$63
TOTAL	$92,932	Discounted cash flow

As of December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Excess MSR Pool 1	$43,482	Discounted cash flow	Constant prepayment speed	4.0% - 19.0%	10.5%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Excess MSR Pool 2	$33,054	Discounted cash flow	Constant prepayment speed	8.3% - 42.3%	14.9%
			Uncollected Payments	10.4% - 13.9%	13.0%
			Discount rate		16.7%
Excess MSR Pool 2014	$1,506	Discounted cash flow	Constant prepayment speed	3.9% - 22.3%	11.2%
			Uncollected Payments	5.9% - 7.1%	6.8%
			Discount rate		11.9%
MSRs	$19,761	Discounted cash flow	Constant prepayment speed	0.0% - 13.8%	9.7%
			Uncollected payments	1.2% - 3.4%	1.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73
TOTAL	$97,803	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of September 30, 2016 and December 31, 2015:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of September 30, 2016 and December 31, 2015.

Commitments to Purchase/Sell RMBS

As of September 30, 2016 and December 31, 2015, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of September 30, 2016, the Company was obligated to purchase approximately $5.4 million of Fannie Mae securities and was not obligated to sell any securities and has been classified within "payables for unsettled trades" on the consolidated balance sheet. As of December 31, 2015, the Company was not obligated to buy any securities and was obligated to sell less than $1,000 of Fannie Mae securities.

Acknowledgement Agreements

In order to have Ginnie Mae acknowledge our interest in Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, the Company entered into an acknowledgment agreement with Ginnie Mae and Freedom Mortgage. Under that agreement, if Freedom Mortgage fails to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, the Company would be obligated to make that payment even though the payment may relate to loans for which the Company does not own any Excess MSRs. The Company’s failure to make that payment could result in liability to Ginnie Mae for any losses or claims that it suffers as a result. Management has determined, as of September 30, 2016, the risk of material loss to be remote and thus no liability has been accrued.

In connection with the MSR Financing Facility entered into by Aurora, QRS III and Western Alliance Bank ("WAB"), those parties also entered into an acknowledgement agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge to WAB by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of WAB in those MSRs. See Note 13—Notes Payable for a description of the MSR Financing Facility.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $466.2 million and $385.6 million of repurchase agreements as of September 30, 2016 and December 31, 2015, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 51 days and 47 days as of September 30, 2016 and December 31, 2015, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$200,165	$193,310	0.79%
One to three months	208,226	200,781	0.75%
Greater than three months	75,879	72,118	0.82%
Total/Weighted Average	$484,270	$466,209	0.78%

As of December 31, 2015

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$97,283	$93,926	0.55%
One to three months	295,534	284,687	0.56%
Greater than three months	7,029	6,947	0.52%
Total/Weighted Average	$399,846	$385,560	0.56%

There were no overnight or demand securities as of September 30, 2016 or December 31, 2015.

Note 12 – FHLBI Advances

The Company had no outstanding advances from the FHLBI as of September 30, 2016. The Company had approximately $62.3 million of FHLBI advances, with a weighted average borrowing rate of 0.54%, as of December 31, 2015. The Company’s obligations under those advances had a weighted average remaining maturity of 94 days as of December 31, 2015.

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

Note 13 – Notes Payable

At September 30, 2016 and December 31, 2015 the Company had outstanding borrowings of $21.9 million and $24.3 million, respectively, on a $25 million Term Loan. The $25 million Term Loan was fully drawn as of September 30, 2016. The outstanding borrowings bear interest at a weighted average interest rate of 5.57% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the "MSR Financing Facility") with WAB, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At September 30, 2016, no amounts were outstanding under the MSR Financing Facility.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of September 30, 2016

	2016	2017	2018	2019	2020	Total
Term Loan
Borrowings under Term Loan facility	$515	$2,131	$2,253	$2,382	$14,575	$21,856

As of December 31, 2015

	2016	2017	2018	2019	2020	Total
Term Loan
Borrowings under Term Loan facility	$1,958	$2,074	$2,192	$2,317	$15,762	$24,303

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2016	December 31, 2015
Excess servicing income receivable	$1,943	$2,159
Servicing advances	891	787
Interest receivable	1,562	1,497
Federal Home Loan Bank stock	3,261	3,261
Deferred tax receivable	874	203
Other receivables	1,504	1,421
Total other assets	$10,035	$9,328

As a condition to membership in the FHLBI, CHMI Insurance was required to purchase and hold a certain amount of FHLBI stock, which was based, in part, upon the outstanding principal balance of advances from the FHLBI. At September 30, 2016, CHMI Insurance had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheet. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI. Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2016, the Company had not recognized an impairment charge related to its FHLBI stock.

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

Effective January 1, 2014, CHMI Solutions has elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a taxable REIT subsidiary (“TRS”) of the Company, and all activities conducted through CHMI Solutions and its wholly owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Current federal income tax expense	$-	$-
Current state income tax expense	-	-
Deferred federal income tax expense (benefit)	(602)	(188)
Deferred state income tax expense (benefit)	(67)	(21)
Total Income Tax Expense	$(669)	$(209)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2016		2015
Computed income tax (benefit) expense at federal rate	$(710)	35.0%	$1,223	35.0%
State taxes, net of federal benefit, if applicable	(67)	3.3%	136	3.9%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	-	-%
REIT income not subject to tax	108	(5.3)%	(1,568)	(44.9)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(669)	33.0%	$(209)	(6.0)%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2016 and December 31, 2015, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

Nine Months Ended September 30,
	2016	2015
Income taxes (payable) receivable
Federal income taxes (payable) receivable	$-	$-
State and local income taxes (payable) receivable	-	-
Income taxes (payable) receivable, net	$-	$-

	September 30, 2016	December 31, 2015
Deferred tax assets (liabilities)
Deferred tax asset - organizational expenses	$59	$72
Deferred tax asset - mortgage servicing rights	503	(121)
Deferred tax asset - net operating loss	312	252
Total net deferred tax assets (liabilities)	$874	$203

CHMI Solutions’ federal and state net operating loss carryforwards at September 30, 2016 and December 31, 2015 were approximately $849,000 and $693,000, respectively, As of September 30, 2016, CHMI Solutions had $849,000 of NOL of which, $154,000 expires in 2034, $539,000 expires in 2035 and $156,000 expires in 2036. As of December 31, 2015, CHMI Solutions had $693,000 of NOL of which, $154,000 expires in 2034 and $539,000 expires in 2035. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at September 30, 2016 and December 31, 2015. The deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

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

The acquisition-date fair value of the consideration transferred totaled approximately $3.9 million, which consisted of cash. Twenty percent (20%) of the consideration was deposited in an escrow account to provide a source of funds for the seller’s indemnification obligations. Transaction-related costs of approximately $95,400 were expensed as incurred as of September 30, 2015, and are included in “General and administrative expenses” on the consolidated income statement.

In the Aurora acquisition agreement, the parties agreed to fix the valuation of the MSR portfolio, as a percentage of par, based on third party appraisals obtained at the end of January 2015. The agreement also provided that the UPB of the portfolio would be fixed 90 days after the agreement was signed. Due to the increase in interest rates between January and the closing date at the end of May 2015, the value of the MSR portfolio increased. In addition, the UPB of the portfolio declined between the end of April and the closing date in May. Valuation adjustments for intangible assets and loan loss reserves also contributed to bargain purchase in the amount of approximately $734,000 as of September 30, 2015 and has been classified within "Realized gain (loss) on acquried assets, net" on the consolidated statements of income (loss).

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for the three and nine month periods ended September 30, 2015 and for the three and nine month periods ending September 30, 2016. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

Nine Months Ended September 30,
2015
Revenue	$7,503
Earnings (loss)	$3,563

Earnings (Loss) Per Share of Common Stock
Basic	$0.47
Diluted	$0.47
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543
Diluted	7,510,246

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 17 – Subsequent Events

On October 3, 2016, Aurora borrowed approximately $14.1 million under the MSR Financing Facility (see Note 13). Proceeds were used to pay fees incurred in connection with the MSR Financing facility and the remainder to invest in RMBS pending deployment into additional purchases of MSRs.

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

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), an SEC-registered investment adviser and a related party of Freedom Mortgage Corporation, or Freedom Mortgage (“Freedom Mortgage”).

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

We elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with a substantial portion of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired three additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $3.1 billion as their respective closing dates.

Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is an approved Fannie Mae and Freddie Mac servicer. Although we continue to discuss the conditions under which Ginnie Mae will approve the change in control, it is not clear at this time that such conditions will be resolved. No assurance can be given that Ginnie Mae will approve the change of control.

In addition to Servicing Related Assets, we invest in whole pool Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer, what we believe to be, favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. During the second half of 2015, we also used advances from the FHLBI to finance our Agency RMBS. We have also invested in Agency CMOs consisting of interest-only securities as well as credit risk transfer securities issued by Fannie Mae and Freddie Mac.

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

Set forth below is the positive gross spread between the yield on our invested assets and our costs of funding those assets at the end of the periods indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2016	3.46%	1.44%	2.02%
June 30, 2016	3.39%	1.62%	1.77%
March 31, 2016	3.56%	1.70%	1.86%
December 31, 2015	3.60%	1.89%	1.71%
September 30, 2015	3.01%	1.93%	1.08%
June 30, 2015	3.63%	1.96%	1.67%
March 31, 2015	3.83%	1.92%	1.91%
December 31, 2014	3.70%	1.99%	1.71%
September 30, 2014	3.61%	2.00%	1.61%
June 30, 2014	3.62%	2.00%	1.62%
March 31, 2014	3.56%	2.10%	1.46%
December 31, 2013	3.48%	2.10%	1.38%
September 30, 2013	-	-	-

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

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. As of September 30, 2016, Aurora has not received any MSRs or paid any fees under this program.

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

Impact of Changes in Market Interest Rates on Assets Other than Servicing Related Assets

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;

•	the value of our assets to fluctuate;

•	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;

•	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and

•	Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;

•	the interest expense associated with our borrowings to decrease;

•	the value of our assets to fluctuate;

•	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to increase; and

•	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

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

Effects of Spreads on our Assets

The spread between the yield on our assets and our funding costs affects the performance of our business. Wider spreads imply greater income on new asset purchases but may have an impact on our stated book value. Wider spreads may also negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases but may have a positive impact on stated book value of our existing assets. In this case we may be able to reduce the amount of collateral required to secure borrowings.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Excess MSRs and Agency RMBS, we are subject to the credit risk of the borrowers under the loans for which we hold MSRs. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $891,000 in reimbursable servicing advances was receivable at September 30, 2016, and has been classified within “Receivables and other assets” on the consolidated balance sheet.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income
Interest income	$7,157	$5,813	$19,480	$19,728
Interest expense	1,877	1,643	5,419	4,224
Net Interest Income	5,280	4,170	14,061	15,504
Servicing fee income	2,365	463	5,434	619
Servicing costs	641	366	1,544	460
Net servicing income	1,724	97	3,890	159
Other Income (Loss)
Realize gain (loss) on RMBS, net	770	269	1,325	461
Realized gain (loss) on derivatives, net	(2,147)	(947)	(3,907)	(2,241)
Realized gain (loss) on acquired assets, net	-	-	-	174
Unrealized gain (loss) on derivatives, net	3,199	(4,986)	(3,227)	(4,693)
Unrealized gain (loss) on Excess MSRs	117	(2,059)	(2,339)	(1,238)
Unrealized gain (loss) on investments in MSRs	(1,847)	(541)	(7,155)	(563)
Total Income	7,096	(3,997)	2,648	7,563
Expenses
General and administrative expense	864	622	2,494	1,998
Management fee to affiliate	802	690	2,182	2,070
Total Expenses	1,666	1,312	4,676	4,068
Income (Loss) Before Income Taxes	5,430	(5,309)	(2,028)	3,495
(Benefit from) provision for corporate business taxes	(89)	(139)	(669)	(209)
Net Income (Loss)	5,519	(5,170)	(1,359)	3,704
Net income allocated to LTIP - OP Units	(76)	46	21	(35)
Net income (loss) Applicable to Common Stockholders	$5,443	$(5,124)	$(1,338)	$3,669

Summary financial data on our segments is given below, together with a reconciliation to the same data for the Company as a whole for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended September 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,200	$3,957	$-	$7,157
Interest expense	320	1,557	-	1,877
Net interest income	2,880	2,400	-	5,280
Servicing fee income	2,365	-	-	2,365
Servicing costs	641	-	-	641
Net servicing income	1,724	-	-	1,724
Other income	(1,730)	1,822	-	92
Other operating expenses	-	-	1,666	1,666
Corporate business taxes	(89)	-	-	(89)
Net income (loss)	$2,963	$4,222	$(1,666)	$5,519

	Three Months Ended September 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$2,411	$3,402	$-	$5,813
Interest expense	177	1,466	-	1,643
Net interest income	2,234	1,936	-	4,170
Servicing fee income	463	-	-	463
Servicing costs	366	-	-	366
Net servicing income	97	-	-	97
Other income	(2,600)	(5,664)	-	(8,264)
Other operating expenses	-	-	1,312	1,312
Corporate business taxes	(139)	-	-	(139)
Net income (loss)	$(130)	$(3,728)	$(1,312)	$(5,170)

	Nine Months Ended September 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$7,729	$11,751	$-	$19,480
Interest expense	993	4,426	-	5,419
Net interest income	6,736	7,325	-	14,061
Servicing fee income	5,434	-	-	5,434
Servicing costs	1,544	-	-	1,544
Net servicing income	3,890	-	-	3,890
Other income	(9,494)	(5,809)	-	(15,303)
Other operating expenses	-	-	4,676	4,676
Corporate business taxes	(669)	-	-	(669)
Net income (loss)	$1,801	$1,516	$(4,676)	$(1,359)

	Nine Months Ended September 30, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$9,921	$9,807	$-	$19,728
Interest expense	196	4,028	-	4,224
Net interest income	9,725	5,779	-	15,504
Servicing fee income	619	-	-	619
Servicing costs	460	-	-	460
Net servicing income	159	-	-	159
Other income	(1,627)	(6,473)	-	(8,100)
Other operating expenses	-	-	4,068	4,068
Corporate business taxes	(209)	-	-	(209)
Net income (loss)	$8,466	$(694)	$(4,068)	$3,704

Interest Income

Interest income for the three month period ended September 30, 2016, was $7.2 million as compared to $5.8 million for the three month period ended September 30, 2015. Interest income for the nine month period ended September 30, 2016, was $19.5 million as compared to $19.7 million for the nine month period ended September 30, 2015. For the three month period ended September 30, 2016, the $1.3 million increase was driven primarily by an increase of approximately $789,000 related to the Excess MSRs which was primarily a function of the application of the retrospective method which looks back using the current, rather than historical, estimates of prepayments to measure amortization of the Excess MSRs. The increase in interest income was also driven by an increase of approximately $555,000 related to RMBS.

Interest Expense

Interest expense for the three month period ended September 30, 2016, was $1.9 million as compared to $1.6 million for the three month period ended September 30, 2015. Interest expense for the nine month period ended September 30, 2016, was $5.4 million as compared to $4.2 million for the nine month period ended September 30, 2015. For the three month period ended September 30, 2016, the $234,000 increase was comprised of an increase of $143,000 from Servicing Related Assets and an increase of $91,000 from RMBS. The increase associated with the Servicing Related Assets was primarily due to borrowings on our $25 million Term Loan and the increase associated with the RMBS was primarily due to an overall increase in repurchase rates which were in part offset by swap hedges.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets decreased by approximately $1.7 million and $9.5 million for the three and nine month periods ended September 30, 2016, respectively, primarily due to fluctuations in the modeled prepayment speeds. The fair values of Excess MSR Pool 1, Excess MSR Pool 2, Excess MSR Pool 2014 and the MSRs increased by approximately $150,000, decreased by approximately $67,000, increased by approximately $34,000 and decreased by approximately $1.8 million, respectively, for the three month period ended September 30, 2016. The fair values of Excess MSR Pool 1, Excess MSR Pool 2, Excess MSR Pool 2014 and the MSRs decreased by approximately $1.6 million, decreased by approximately $742,000, decreased by approximately $31,000 and decreased by approximately $7.2 million, respectively, for the nine month period ended September 30, 2016.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended September 30, 2016 increased by approximately $3.2 million due to a increase in interest rates during the period. The fair value of derivatives for the nine month period ended September 30, 2016 decreased by approximately $3.2 million due to a decrease in interest rates during the period.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2016, increased by approximately $242,000 and $496,000, respectively, as compared to the three and nine month periods ended September 30, 2015 primarily due to costs associated with CHMI Solutions and CHMI Insurance.

Management Fees to Affiliate

Management fees for the three and nine month periods ended September 30, 2016 increased by approximately $112,000, as compared to the three and nine month periods ended September 30, 2015 primarily due to an increase in the salaries that are being reimbursed to the Manager as required by the Management Agreement.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units, which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.9% of net income as of September 30, 2016.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2016
Accumulated other comprehensive gain (loss), June 30, 2016	$11,630
Other comprehensive income (loss)	340
Accumulated other comprehensive gain (loss), September 30, 2016	$11,970

Nine Months Ended September 30, 2016
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Other comprehensive income (loss)	12,167
Accumulated other comprehensive gain (loss), September 30, 2016	$11,970

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three months ended September 30, 2016, a 12 basis point increase in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $340,000, recorded in accumulated other comprehensive income.

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

Core Earnings Summary

Core earnings for the three month period ended September 30, 2016, as compared to the three month period ended September 30, 2015, increased by approximately $517,000 or $0.07 per average common share. Core earnings for the nine month period ended September 30, 2016, as compared to the nine month period ended September 30, 2015, increased by approximately $1.2 million, or $0.15 per average common share. This increase was driven primarily by twelve (12) transactions under an uncommitted master repurchase agreement with Freedom Mortgage in the period. For a further discussion of the agreement, see Note 7.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the line items excluded for purposes of calculating core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$5,519	$(5,170)	$(1,359)	$3,704
Realized (gain) loss on RMBS, net	(770)	(269)	(1,325)	(461)
Realized (gain) loss on derivatives, net	2,147	947	3,907	2,241
Realized (gain) loss on acquired assets, net	-	-	-	(174)
Unrealized (gain) loss on derivatives, net	(3,199)	4,986	3,227	4,693
Unrealized (gain) loss on investments in Excess MSRs	(117)	2,059	2,339	1,238
Unrealized (gain) loss on investments in MSRs	1,847	541	7,155	563
Tax (benefit) expense on unrealized (gain) loss on MSRs	(91)	(216)	(624)	(276)
Estimated "catch up" premium amortization (benefit) cost	21	695	1,772	(549)
Amortization of MSRs	(1,228)	-	(2,834)	-
Total core earnings:	$4,129	$3,573	$12,258	$10,979
Core earnings attributable to noncontrolling interests	(76)	(37)	(191)	(104)
Core Earnings Attributable to Common Stockholders	$4,053	$3,536	$12,067	$10,875
Core Earnings Attributable to Common Stockholders, per Share	$0.54	$0.47	$1.60	$1.45
GAAP Net income (Loss) Per Share of Common Stock	$0.72	$(0.68)	$(0.18)	$0.49

Our Portfolio

Excess MSRs

As of September 30, 2016 and December 31, 2015, we had approximately $65.0 million and $78.0 million, respectively, estimated carrying value of Excess MSRs. Our investments represent between a 50% and 85% interest in the Excess MSRs on three pools of mortgage loans with an aggregate UPB at September 30, 2016 and December 31, 2015, of approximately $13.1 billion and $15.0 billion, respectively. Freedom Mortgage is the servicer of the loans underlying these Excess MSRs, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying these Excess MSRs. These investments in Excess MSRs are subject to recapture agreements with Freedom Mortgage. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of September 30, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 1
Original Pool	$26,962	$10,026,722	$5,522,979	30,942	3.48%	301	46	0.8%
Recaptured Loans	6,332	-	991,682	5,289	3.55%	322	6	0.2%
Recapture Agreement	1,676	-	-	-	-	-	-	-
Excess MSR Pool 1 Total/WA	34,970	10,026,722	6,514,661	36,231	3.49%	305	40	0.7%
Excess MSR Pool 2
Original Pool	13,510	10,704,024	4,070,984	28,601	2.49%	307	51	100.0%
Recaptured Loans	14,371	-	2,259,294	14,399	3.64%	336	12	0.1%
Recapture Agreement	971	-	-	-	-	-	-	-
Excess MSR Pool 2 Total/WA	28,852	10,704,024	6,330,278	43,000	2.90%	317	37	64.3%
Excess MSR Pool 2014
Original Pool	634	334,672	146,804	977	3.63%	316	41	0.0%
Recaptured Loans	516	-	78,586	398	3.55%	326	9	-
Recapture Agreement	-	-	-	-	-	-	-	-
Excess MSR Pool 2014 Total/WA	1,150	334,672	225,390	1,375	3.60%	320	30	-%
Total/Weighted Average	$64,972	$21,065,418	$13,070,329	80,606	3.21%	311	38	31.5%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 1
Original Pool	$38,633	$10,026,722	$6,865,916	37,204	3.49%	311	36	0.9%
Recaptured Loans	4,204	-	550,549	2,834	3.77%	331	7	0.5%
Recapture Agreement	645	-	-	-	-	-	-	-
Excess MSR Pool 1 Total/WA	43,482	10,026,722	7,416,465	40,038	3.51%	312	34	0.8%
Excess MSR Pool 2
Original Pool	17,967	10,704,024	5,041,239	34,109	2.35%	318	41	100.0%
Recaptured Loans	14,371	-	2,238,467	13,832	3.74%	342	9	0.1%
Recapture Agreement	716	-	-	-	-	-	-	-
Excess MSR Pool 2 Total/WA	33,054	10,704,024	7,279,706	47,941	2.78%	325	31	69.3%
Excess MSR Pool 2014
Original Pool	947	334,672	197,900	1,242	3.65%	327	30	0.0%
Recaptured Loans	559	-	67,990	321	3.65%	335	9	0.0
Recapture Agreement	-	-	-	-	-	-	-	-
Excess MSR Pool 2014 Total/WA	1,506	334,672	265,890	1,563	3.65%	329	25	0.0
Total/Weighted Average	$78,042	$21,065,418	$14,962,061	89,542	3.16%	319	32	34.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

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

MSR Collateral Characteristics

As of September 30, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$27,960	$3,425,629	3.82%	0.25%	287	28	0.1%
MSR Total/WA	27,960	3,425,629	3.82%	0.25%	287	28	0.1%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	19,761	2,016,351	3.76%	0.25%	273	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2016

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$357,551	$320,539	$6,975	$(29)	$327,485	51	(B)	3.69%	3.36%	23
Freddie Mac	204,067	185,673	4,471	(9)	190,135	24	(B)	3.59%	3.47%	25
CMOs	25,396	14,908	538	-	15,446	7	Unrated	3.77%	5.19%	11
Total/Weighted Average	$587,014	$521,120	$11,984	$(38)	$533,066	82		3.65%	3.46%	24

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	-	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23

(A)	See “Item 1. Consolidated Financial Statements — Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2016	December 31, 2015
Weighted Average Asset Yield	2.99%	2.61%
Weighted Average Interest Expense	1.36%	1.15%
Net Interest Spread	1.63%	1.46%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the MSR Financing Facility. In the future, sources of funds for liquidity may include potential additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. As a result of FHFA rulemaking activity, we no longer have access to FHLBI advances and do not expect to have access to this source of capital in the future. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and other operating expenses and the repayment of borrowings, as well as dividends.

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

Repurchase Agreements

As of September 30, 2016, we had repurchase agreements with 22 counterparties and approximately $466.2 million of outstanding repurchase agreement borrowings from 16 of those counterparties, which were used to finance RMBS. As of September 30, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agreed to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at September 30, 2016, was approximately 5.2%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Ending Amount
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds borrowed in the fourth quarter of 2015 under the Term Loan and amortization of the Excess MSRs, in advance of the redeployment into MSRs. In addition, maturing advances from the FHLBI have been replaced by borrowings under the Company’s repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.2% and 5.0% as of September 30, 2016 and December 31, 2015, respectively. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$193,310	0.79%
One to three months	200,781	0.75%
Greater than three months	72,118	0.82%
Total/Weighted Average	$466,209	0.78%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

The amount of collateral as of September 30, 2016 and December 31, 2015, including cash, was $491.7 million and $404.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2016 and December 31, 2015 was 51 days and 47 days, respectively.

FHLBI Advances

As of September 30, 2016, we had FHLBI no advances. At September 30, 2016, CHMI Insurance held FHLBI Stock of approximately $3.3 million as required by the FHLBI.

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

MSR Financing Facility

In September 2016, Aurora and QRS III entered into a loan and security agreement (the "MSR Financing Facility") with Western Alliance Bank, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule. At September 30, 2016, no amounts were outstanding under the MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $7.7 million and $26.1 million and our investing activities used cash of approximately $10.2 million and $22.9 million for the three and nine month periods ended September 30, 2016, respectively. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three month period ended September 30, 2016 was $0.72. Our GAAP loss per share for the three month period ended September 30, 2015 was $0.68. Our GAAP loss per share for the nine month period ended September 30, 2016 was $0.18. Our GAAP earnings per share for the nine month period ended September 30, 2015 was $0.49.

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

Off-balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2016 and December 31, 2015, included repurchase agreements, FHLBI advances on certain RMBS (as of December 31, 2015 only), borrowings under a fully drawn $25 million Term Loan, our management agreement with our Manager, our subservicing agreement with Freedom Mortgage and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$466,209	$-	$-	$-	$466,209
Interest on repurchase agreement borrowings(A)	$757	$-	$-	$-	$757
Term Loan
Borrowings under Term Loan facility	$2,102	$4,571	$15,183	$-	$21,856
Interest on Term Loan borrowings	$1,164	$1,960	$662	$-	$3,786

As of December 31, 2015

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$385,560	$-	$-	$-	$385,560
Interest on repurchase agreement borrowings(A)	$263	$-	$-	$-	$263
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$62,250	$-	$-	$-	$62,250
Interest on FHLBI advance borrowings(A)	$92	$-	$-	$-	$92
Term Loan
Borrowings under Term Loan facility	$1,958	$6,583	$15,762	$-	$24,303
Interest on Term Loan borrowings	$1,308	$3,215	$493	$-	$5,016

(A)
Interest expense is calculated based on the interest rate in effect at September 30, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our officers will receive no cash compensation directly from us. Our Manager provides us with a chief financial officer, a controller and a general counsel. Our Manager is entitled to be reimbursed for a pro rata portion of the costs of the wages, salary and other benefits with respect to these officers, based on the percentages of their working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to these officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. As of September 30, 2016, Aurora has not received any MSRs or paid any fees under this program.

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

During the three months ended September 30, 2016, yields earned declined relative to the prior quarter due to tighter spreads and the weighted average borrowing expense under repurchase agreements advances increased from 74 bps to 78 bps, respectively. During the nine months ended September 30, 2016, yields earned declined relative to the prior nine month period due to tighter spreads and the weighted average borrowing expense under repurchase agreements advances increased from 56 bps to 78 bps, respectively.

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

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of September 30, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$71,282	$67,979	$64,971	$62,222	$59,698
Change in FV	$6,311	$3,008	$-	$(2,750)	$(5,273)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$71,193	$67,975	$64,971	$62,165	$59,547
Change in FV	$6,221	$3,003	$-	$(2,807)	$(5,424)
% Change in FV	10%	5%	-	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$64,442	$64,707	$64,971	$65,236	$65,501
Change in FV	$(529)	$(265)	$-	$265	$529
% Change in FV	(1)%	(0)%	-	0%	1%

As of December 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$86,063	$81,859	$78,042	$74,577	$71,406
Change in FV	$8,016	$3,812	$-	$(3,470)	$(6,642)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$85,033	$81,428	$78,042	$74,886	$71,919
Change in FV	$6,986	$3,380	$-	$(3,162)	$(6,128)
% Change in FV	9%	4%	-	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$77,775	$77,911	$78,042	$78,184	$78,320
Change in FV	$(272)	$(136)	$-	$136	$272
% Change in FV	(0)%	(0)%	-	0%	0%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,972	$28,932	$27,960	$27,050	$26,197
Change in FV	$2,012	$972	$-	$(910)	$(1,763)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,554	$29,671	$27,960	$26,401	$24,976
Change in FV	$3,593	$1,710	$-	$(1,559)	$(2,984)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$28,880	$28,420	$27,960	$27,500	$27,040
Change in FV	$920	$460	$-	$(460)	$(920)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2015

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$21,261	$20,486	$19,761	$19,084	$18,450
Change in FV	$1,500	$724	$-	$(677)	$(1,312)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$21,656	$20,672	$19,761	$18,916	$18,130
Change in FV	$1,894	$911	$-	$(845)	$(1,631)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$20,490	$20,126	$19,761	$19,397	$19,033
Change in FV	$728	$364	$-	$(364)	$(728)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2016

		Fair Value Change
	September 30, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$525,943
RMBS Total Return (%)		(0.19)%	(0.52)%	(1.00)%	(1.57)%	(2.99)%
RMBS Dollar Return		$(1,006)	$(2,779)	$(5,305)	$(8,364)	$(15,940)

As of December 31, 2015

		Fair Value Change
	December 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$503,697
RMBS Total Return (%)		(0.49)%	(1.07)%	(1.74)%	(2.47)%	(4.04)%
RMBS Dollar Return		$(2,444)	$(5,406)	$(8,785)	$(12,456)	$(20,353)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. We also expect to continue to finance our Fannie Mae MSRs with revolving bank loans secured by a pledge of those MSRs. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. We may also seek to finance other mortgage-related assets, such as prime mortgage loans. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

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

To date, our only investments in non-Agency RMBS have been credit risk transfer securities issued by Fannie Mae and Freddie Mac and have been classified within "RMBS, available-for-sale" on the consolidated balance sheet.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2016, the Company was not involved in any legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 15, 2016, as updated in our Current Report on Form 10-Q filed with the SEC on May 10, 2016

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 9, 2016	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President (Principal Executive Officer)

November 9, 2016	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2016

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