Form 10-K
period 2016-12-31
Cherry Hill Mortgage Investment Corp
filed 2017-03-15
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2016, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2016) was approximately $100.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2016, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 14, 2017, the registrant had a total of 7,525,348 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than May 1, 2017, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

This glossary defines some of the terms that we use elsewhere in this Annual Report and is not a complete list of all of the defined terms used herein. In this Annual Report on Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “us,” “our,” the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” or to “CHMM” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

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

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser established by Stanley Middleman. Our Manager is a party to a services agreement with Freedom Mortgage Corporation (“Freedom Mortgage”), which is owned and controlled by Mr. Middleman.

We operate so as to continue to qualify to be taxed as a REIT under the Code. To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We currently expect to distribute substantially all of our REIT taxable income to our stockholders. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. CHMI Solutions, Inc. (“Solutions”), our TRS, and its wholly owned subsidiary, Aurora Financial Group, Inc. (“Aurora”), are subject to regular corporate U.S. federal, state and local income taxes on their taxable income.

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

Our Targeted Asset Classes

Our primary targeted asset classes currently include:

•	Servicing Related Assets consisting of MSRs and Excess MSRs; and
•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs (IOs and inverse IOs) and TBAs.

Our Strategy

Our strategy, which may change due to the availability and terms of capital and as market conditions warrant, involves:

•	allocating a substantial portion of our equity capital to the acquisition of Servicing Related Assets through bulk or possibly flow purchases:
•	the creation of Excess MSRs from MSRs acquired by our mortgage servicing subsidiary, Aurora;
•	acquiring RMBS on a leveraged basis; and
•	opportunistically mitigating our prepayment, interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and where applicable and available, recapture agreements.

Servicing Related Asset Strategy. We currently expect that the primary method by which we will invest in Excess MSRs will be through the creation of Excess MSRs from MSRs acquired by Aurora. We plan to acquire MSRs from servicers, which may include Freedom Mortgage, primarily on a bulk purchase basis but may also enter into flow arrangements on terms to be negotiated in the future.

Our ability to acquire MSRs is subject to the applicable REIT qualification tests. We have to hold our MSRs through Aurora, which is subject to corporate income tax. In certain cases, we will create Excess MSRs from those MSRs which will be transferred to one of our subsidiaries which function as qualified REIT subsidiaries. These intercompany transfers are eliminated in consolidation for financial statement purposes. The portion of the interest payments represented by the Excess MSRs will not be subject to an entity level tax as long as we comply with the REIT qualification tests. The tax liability of Aurora negatively impacts our returns from the MSRs that it holds. In addition, our investments in MSRs will expose us to default risk and the potential for credit losses.

We do not directly service the mortgage loans underlying the MSRs we acquire; rather, we contract with a third-party subservicer, currently Freedom Mortgage, to handle servicing functions for the loans underlying the MSRs.

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, from time to time we invest in CMOs, including IOs and inverse IOs, primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “to-be-announced” (“TBA”s). Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Generally, we do not take delivery of the specified pool but instead enter into an offsetting transaction before the date when we would be required to take delivery. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs.

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

Prime Mortgage Loans. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. While our interest in this asset class is undiminished, we do not currently anticipate that either market conditions or available long-term financing will result in our execution of this strategy in 2017. The prime mortgage loans may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

Our overall strategy, and each category of that strategy, is adaptable to changing market environments, subject to compliance with the income and other tests that we must satisfy to maintain our qualification as a REIT and maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted asset classes and strategy may vary over time in response to market conditions.

Our Manager

We are externally managed by our Manager and, with the exception of Aurora which employs a nominal amount of employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to a services agreement with Freedom Mortgage which is owned and controlled by Mr. Middleman. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business.

The executive offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey 08054, and the telephone number of our Manager’s executive offices is (877) 870-7005.

We have an Investment Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. The members of our Investment Committee are Mr. Lown, our President; Mr. Evans, our Chief Investment Officer; Mr. Levine, our Chief Financial Officer, Treasurer and Secretary; and the MSR portfolio manager and head of risk/operations.

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

Our board of directors receives a report of our investments each quarter in conjunction with its review of our quarterly results. The Nominating and Corporate Governance Committee, which is comprised solely of our independent directors, reviews the material terms of any transaction between us and Freedom Mortgage, including the pricing terms, to determine if the terms of those transactions are fair and reasonable. We also retain two independent valuation services to assist our management and our independent directors in making pricing determinations on any Servicing Related Assets we may purchase from Freedom Mortgage.

On November 15, 2016, we completed the sale of approximately half of our Excess MSRs to Freedom Mortgage. At the closing, we received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on our $25 million term loan facility with NexBank SSB, or the NexBank term loan, with a portion of the cash proceeds and released our security interests on the related MSRs. We invested the remaining cash proceeds in Agency RMBS and expect to redeploy those proceeds into future MSR acquisitions. See “Item 8. Consolidated Financial Statements and Supplementary Data – Note 19 – Subsequent Events” for information regarding the sale of the balance of our Excess MSRs.

Our Financing Strategies and Use of Leverage

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings for RMBS consist of repurchase transactions under master repurchase agreements. These agreements represent uncommitted financing provided by the counterparties. Our repurchase transactions are collateralized by our RMBS. In a repurchase transaction, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. During the term of a repurchase transaction, we generally receive the income and other payments distributed with respect to the underlying assets. While the proceeds of our repurchase financings often will be used to purchase additional RMBS subject to the same master repurchase agreement, our repurchase financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our master repurchase agreements are documented under the standard form master repurchase agreement published by SIFMA.

We have entered into repurchase agreements with 23 counterparties as of December 31, 2016. From time to time we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

During the second half of 2015, we also obtained financing for our RMBS from the Federal Home Loan Bank of Indianapolis, or the FHLBI. However, as a result of the implementation of a regulatory change, our membership in the FHLBI was terminated in December 2016. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Although our Excess MSRs from Freedom Mortgage had been pledged to secure a term loan, that loan was repaid in full in February 2017. In September 2016, Aurora and Cherry Hill QRS III, LLC (“QRS III”) entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13—Notes Payable”. We may utilize other types of borrowings in the future, including term facilities, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest Risk Hedging

We opportunistically manage our interest rate related risks by using various hedging strategies. Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk we expect to arise from our repurchase agreement financings associated with our RMBS. We also attempt to mitigate duration and basis risk arising from our investment portfolio. The interest rate hedging instruments that we currently use include: interest rate swaps, TBAs and swaptions. Our overall hedging strategy takes into account the natural hedging effect of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

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

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities for investment opportunities in general. See “Item 1A, Risk Factors—We operate in a highly competitive market.”

Employees

We do not have any employees of our own other than Aurora, which has four employees.

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

We monitor our compliance with the 40% Test and the holdings of our subsidiaries to ensure that each of our subsidiaries is in compliance with an applicable exemption or exclusion from registration as an investment company under the Investment Company Act. In the event that we or our Operating Partnership were to acquire assets that could make either entity fall within the definition of an investment company under Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(5)(C).

Qualification for exclusion from registration under the Investment Company Act limits our ability to make certain investments. In addition, complying with the tests for exclusion from registration could restrict the time at which we can acquire and sell assets. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.

Website Access to Reports

We maintain a website at www.chmireit.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference, into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

Corporate Information

Our principal executive offices are located at 301 Harper Drive, Suite 110, Moorestown, New Jersey, 08057. Our telephone number is (877) 870-7005. The offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey, 08054.

Item 1A.	Risk Factors

The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline. Please refer to the section entitled “Forward-Looking Information.”

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

Our investments in Servicing Related Assets are dependent on the entity performing the actual servicing of the mortgage loans, called the mortgage servicer, to perform its servicing obligations. As a result, we could be materially and adversely affected if the mortgage servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined through contractual agreements, which generally provide for the possibility for termination of the mortgage servicer in the absolute discretion of the applicable Agency. In addition, the termination of a mortgage servicer could take effect across all mortgages being serviced by that mortgage servicer. Freedom Mortgage acts as the mortgage servicer for the MSRs held by Aurora.

We could also be materially and adversely affected if the mortgage servicer is unable to adequately service the underlying mortgage loans due to the following reasons, among others:

•	its failure to comply with applicable laws and regulation;
•	its failure to perform its loss mitigation obligations;
•	a downgrade in its servicer rating;
•	its failure to perform adequately in its external audits;
•	a failure in or poor performance of its operational systems or infrastructure;
•	regulatory or legal scrutiny, enforcement proceedings, consent orders or similar actions regarding any aspect of its operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines, or
•	the transfer of servicing to another party.

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the servicer’s business. If Freedom Mortgage or any other mortgage servicer that we may use actually or allegedly failed to comply with applicable laws, rules or regulations, the mortgage servicer could be exposed to fines, penalties or other costs, or the mortgage servicer could be terminated as the servicer and the MSRs would be eliminated and lose all value, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs. In addition, if a mortgage servicer that we use experiences any of the failures or regulatory scrutiny described above, then we could become subject to heightened regulatory or legal scrutiny by virtue of being a counterparty of these entities. Such scrutiny could result in our incurring meaningful additional costs or fines or being subject to material operational requirements or restrictions, each of which could adversely affect our business and results of operations.

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

Because we do not and in the future may not have the employees, servicing platforms, or technical resources necessary to service mortgage loans, upon a discontinuance or bankruptcy of any mortgage servicer that we use, we would need to engage an alternate mortgage servicer, which may not be readily available on acceptable terms or at all.

Any of the foregoing events could have a material and adverse effect on us.

The performance of loans underlying our MSRs may be adversely affected by the performance of parties who service these mortgage loans.

The performance of the loans underlying our MSRs is subject to risks associated with inadequate or untimely servicing. If our mortgage servicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. Poor performance by a mortgage servicer may result in greater than expected delinquencies and foreclosures and losses on the mortgage loans underlying our MSRs. A substantial increase in our delinquency or foreclosure rate or the inability to process claims could adversely affect our ability to access the capital and secondary markets for our financing needs.

Governmental investigations or examinations, or private lawsuits, including purported class action lawsuits, involving Freedom Mortgage could have a material adverse effect on Freedom Mortgage.

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

On April 15, 2016, it was announced that Freedom Mortgage had agreed to pay $113 million to settle allegations that it did not comply with originations, underwriting and quality control requirements of the Federal Housing Authority of the U.S. Department of Housing and Urban Development (“HUD”) that resulted in claims submitted to HUD. Freedom Mortgage neither admitted nor denied liability. The settlement provides for a down payment and thirty-six monthly payments thereafter with the unpaid balance accruing interest at 1%. Freedom Mortgage has informed us that it does not expect the settlement to materially and adversely affect either its financial condition or its results of operations.

Our ability to invest in, and dispose of, our investments in Servicing Related Assets may be subject to the receipt of third-party consents.

The Agencies may require that we submit ourselves to costly or burdensome conditions as a prerequisite to their consent to our investments in Servicing Related Assets. These conditions may diminish or eliminate the investment potential of certain of those assets by making such investments too expensive for us or by severely limiting the potential returns available or otherwise imposing unacceptable conditions. The potential costs, issues or restrictions associated with receiving any such Agency’s consent for any such acquisitions or dispositions by us cannot be determined with any certainty. To the extent we are unable to acquire or dispose of Servicing Related Assets when we determine it would be beneficial to do so, our results of operations may be adversely impacted.

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

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgages when prevailing mortgage rates fall below the interest rates on their mortgage loans. If borrowers prepay their mortgage loans at rates that are faster or slower than expected, it may adversely affect our results.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates, prepayment speeds increased. The U.S. Federal Reserve’s purchases of Agency RMBS have resulted in a narrowing of the spread earned by Agency RMBS investors. While the U.S. Federal Reserve has discontinued quantitative easing, the effects on the Agency RMBS market have not completely dissipated as the U.S. Federal Reserve continues to re-invest paydowns of its holdings in Agency RMBS. We cannot predict or control the impact future actions by regulators or U.S. government bodies such as the U.S. Federal Reserve will have on our business. Accordingly, future actions by regulators or U.S. government bodies, including the U.S. Federal Reserve, could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets. Other sources of leverage include the MSR Financing Facility and, in the future, may include other credit facilities.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 180 days, but which may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities. This difference is referred to as the haircut. If these haircuts are increased we will be required to post additional cash collateral for our RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information regarding borrowings under the Company’s repurchase agreements.

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

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related assets or liabilities being hedged;
•	to the extent hedging transactions do not satisfy certain provisions of the Code, and are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark-to-market losses,” would reduce our total stockholders’ equity;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us and our Manager to additional disclosure, recordkeeping, and other regulatory requirements.

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which has resulted in increased margin requirements and costs. On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration, or the MREIT No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief. We believe we meet the conditions set forth in the MREIT No-Action Letter and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the MREIT No-Action Letter or the relief provided by the MREIT No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration or we may be required to register as a “commodity pool operator” with the CFTC. If we are required to register with the CFTC as a commodity pool operator, we would become subject to additional disclosure, recordkeeping and reporting requirements, which may increase our expenses or otherwise limit our ability to conduct our business as contemplated.

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

We are dependent on our Manager and certain key personnel that are or will be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own other than four employees of Aurora. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. We also depend on our Manager’s access to the professionals and services provided by Freedom Mortgage to our Manager. The departure of Messrs. Lown or Levine or other senior officers could have a material adverse effect on our ability to achieve our objectives.

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

We pay our Manager a management fee, which may be substantial, based on our stockholders’ equity (as defined in the management agreement) regardless of the performance of our portfolio. The management fee takes into account the net issuance proceeds of both common and preferred stock offerings, as well as issuances of equity securities by our Operating Partnership. Our Manager’s entitlement to non-performance-based compensation might reduce its incentive to devote the time and effort of its professionals to seeking profitable opportunities for our portfolio, which could result in a lower performance of our portfolio and materially adversely affect our business, financial condition and results of operations.

Our investment guidelines are very broad, and our board of directors will not approve each decision made by our Manager to acquire, dispose of, or otherwise manage an asset.

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

Our Manager is a Delaware limited liability company established by Mr. Middleman. The Manager is a party to a services agreement with Freedom Mortgage which is wholly owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

We are dependent on our Manager for our day-to-day management and operations. In turn, the Manager is dependent on the performance of Freedom Mortgage under the services agreement. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates by virtue of this relationship. The ability of our Manager’s officers and personnel, with the exception of those officers that are dedicated to us, to engage in other business activities, including the management of Freedom Mortgage, may reduce the time our Manager and certain of its officers and personnel spend managing us.

Our management agreement with our Manager and our other agreements with Freedom Mortgage that were executed in connection with our initial public offering were negotiated between related parties, and their respective terms may not be as favorable to us as if they were negotiated on an arm’s-length basis with unaffiliated third parties. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under such agreements because of our desire to maintain our ongoing relationships with Freedom Mortgage and our Manager. In the future, Freedom Mortgage may sponsor other vehicles that invest in Excess MSRs or prime loans or other investments, and there may be situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire MSRs or prime mortgage loans or other assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer MSRs or other assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

In addition, there may be conflicts of interest inherent in our relationship with Freedom Mortgage through our Manager to the extent Freedom Mortgage or our Manager invests in or creates new vehicles to invest in assets in which we may invest or whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors may serve as officers and/or directors of these other entities. In addition, in the future our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with Freedom Mortgage or our Manager, including, but not limited to, certain financing arrangements, co-investments in, or purchases of, MSRs or other assets, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common and preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

The management agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party and may be costly and difficult to terminate.

The management agreement that we have entered into with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We conduct our business primarily through our Operating Partnership and its wholly-owned subsidiaries. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act which is designed for entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate assets and at least 80% of the entity’s assets consist of qualifying real estate assets or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. To the extent we continue to take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the IPO or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

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

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

We have not established a minimum distribution payment level, and we cannot assure you of our ability to make distributions in the future.

We expect to make regular distributions to holders of our common stock in amounts such that we distribute all or substantially all of our REIT taxable income in each year. We have not established a minimum distribution payment level, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time.

No assurance can be given that the level of any distributions we make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

In addition, we cannot assure you that we will be able to invest in MSRs and other residential mortgage-related assets with a yield equal to or greater than the yield of the Excess MSRs that we have sold or have agreed to sell to Freedom Mortgage, or that the $3.0 million in yield maintenance payments that Freedom Mortgage has agreed to make to us in 2017 will be sufficient to permit us to maintain the level of distributions that we have made to our stockholders in the past.

Furthermore, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the tax basis of a stockholder’s investment in our common stock.

Common stock eligible for future sales may depress the market price of our common stock.

We cannot predict the effect, if any, of future sales of shares of our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock, or the availability of such securities for future sales, on the value of our common stock. Sales of substantial amounts of our common stock or securities that are convertible into or exchangeable or exercisable for shares of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

We have registered for public resale 1,000,000 shares of our common stock held by Mr. Middleman. Mr. Middleman could sell, or indicate an intention to sell, any or all of these shares in the public market. As a result, the trading price of our common stock could decline. In addition, the perception in the market that these sales may occur could also cause the trading price of our common stock to decline.

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

If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles (“GAAP”), because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. As a result of the foregoing, we may generate less cash flow than taxable income in a particular year. To the extent that we generate such non-cash taxable income in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year. In that event, we may be required to use cash reserves, incur debt, sell assets, make taxable distributions of our shares or debt securities or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

Despite qualification as a REIT, we may face other tax liabilities that reduce our cash flows.

Despite qualification as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, Solutions, Aurora and any other TRSs we form will be subject to regular corporate U.S. federal, state and local taxes. Any of these taxes would decrease cash available for distributions to our stockholders.

We may lose our REIT qualification or be subject to a penalty tax if the U.S. Internal Revenue Service, or IRS, successfully challenges our characterization of our investments in Excess MSRs.

We create Excess MSRs from the MSRs held by Aurora. The IRS has issued two private letter rulings to other REITs holding that Excess MSRs are qualifying assets for purposes of the 75% asset test and produce qualifying income for purposes of the 75% gross income test. Any income that is qualifying income for the 75% gross income test is also qualifying income for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Based on these private letter rulings and other IRS guidance regarding excess mortgage servicing fees, we generally intend to treat our investments in Excess MSRs as qualifying assets for purposes of the 75% asset test and as producing qualifying income for purposes of the 95% and 75% gross income tests. However, we have not sought, and we do not intend to seek, our own private letter ruling. Thus, it is possible that the IRS could successfully take the position that our Excess MSRs are not qualifying assets or do not produce qualifying income, presumably by recharacterizing Excess MSRs as an interest in servicing compensation, in which case we may fail one or more of the income and asset requirements for REIT qualification. If we failed one of those tests, we would either be required to pay a penalty tax, which could be material, to maintain REIT status or we would fail to qualify as a REIT.

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

We purchase and sell TBAs for purposes of managing interest related risks associated with our liabilities under repurchase agreements, including duration and basis risks. We generally treat such TBA purchases and sales as hedging transactions that hedge indebtedness incurred to acquire or carry real estate assets, or “qualifying liability hedges” for REIT purposes. From time to time, we also opportunistically engage in TBA transactions because we find them attractive on their own. The law is unclear regarding whether income and gains from TBAs that are not qualifying liability hedges are qualifying income for the 75% gross income test and whether TBAs are qualifying assets for the 75% asset test.

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

Our business is operated from space provided through our Manager located at 301 Harper Drive, Suite 110, Moorestown, New Jersey 08057, telephone (877) 870-7005 ,315 Route 34, Suite 121, Colts Neck, New Jersey 07722, telephone (856) 380-9960 and 623 Fifth Avenue, 24th Floor, New York, New York 10022, telephone (877) 870-7005.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2016, the Company is not aware of any material legal or regulatory claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “CHMI” since October 4, 2013. Prior to October 4, 2013, our common stock was not listed on any exchange or over-the-counter market. On March 13, 2017, the closing sale price for our common stock on the NYSE was $18.12 per share. The following table presents the quarterly high and low closing sale prices per share of our common stock on the NYSE for the periods indicated below:

	Common Stock
	High	Low
2016
Fourth Quarter	$18.85	$16.04
Third Quarter	$17.94	$14.99
Second Quarter	$16.04	$14.07
First Quarter	$14.55	$12.65
2015
Fourth Quarter	$15.59	$12.95
Third Quarter	$16.86	$15.13
Second Quarter	$17.87	$16.19
First Quarter	$18.44	$16.74

Holders

As of March 14, 2017, we had five holders of record of our common stock. The five holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Dividends

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. From time to time, a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2016 and 2015, all of our common stock dividends were characterized as ordinary income to stockholders. (See “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors which may adversely affect our ability to pay dividends.)

We declared the following quarterly cash dividends on our common stock for the quarterly periods indicated below:

	Declaration Date	Record Date	Payment Date	Amount per Share
2016
Fourth Quarter	12/8/2016	12/31/2016	1/31/2017	$0.64
Third Quarter	9/8/2016	9/30/2016	10/25/2016	$0.49
Second Quarter	6/16/2016	6/30/2016	7/26/2016	$0.49
First Quarter	3/8/2016	3/31/2016	4/26/2016	$0.49
2015
Fourth Quarter	12/10/2015	12/31/2015	1/26/2016	$0.49
Third Quarter	9/10/2015	9/30/2015	10/27/2015	$0.49
Second Quarter	6/18/2015	6/30/2015	7/28/2015	$0.49
First Quarter	3/5/2015	3/31/2015	4/28/2015	$0.51

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index (the “Russell 2000”) and the SNL Finance REIT Index, a peer group index, from October 4, 2013 (commencement of trading of our common stock on the New York Stock Exchange) to December 31, 2016. The graph assumes that $100 was invested on October 4, 2013 in our common stock, the S&P 500, the Russell 2000 and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

		Period Ended
	October 4, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 30, 2016
Cherry Hill Mortgage Investment Corporation	$100.00	$91.22	$105.32	$83.92	$133.39
Russel 2000	$100.00	$109.00	$114.34	$109.29	$132.58
SNL Finance REIT (A)	$100.00	$100.47	$115.06	$105.51	$129.97
S&P 500	$100.00	$110.67	$125.82	$127.56	$142.82

Source: SNL Financial LC

(A)	In addition to the Company, as of December 31, 2016, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Trust, American Capital Agency Corp., American Capital Mortgage Inv, American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate, Apollo Residential Mortgage, Arbor Realty Trust Inc., Ares Commercial Real Estate, ARMOUR Residential REIT Inc., Bimini Capital Mgmt Inc., Blackstone Mortgage Trust, Capstead Mortgage Corp., Chimera Investment Corp., Colony Financial Inc., CV Holdings Inc, CYS Investments, Dynex Capital Inc., Ellington Residential Mortgage, Five Oaks Investment Corp, Hannon Armstrong Sustainable, Hatteras Financial Corp., Invesco Mortgage Capital Inc., iStar Financial Inc., JAVELIN Mortgage, JER Investors Trust Inc., Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp, New York Mortgage Trust Inc., Newcastle Investment Corp., NorthStar Realty Finance Corp., Orchid Island Capital Inc., Origen Financial Inc., Owens Realty Mortgage Inc., PennyMac Mortgage Investment, RAIT Financial Trust, Redwood Trust Inc., Resource Capital Corp., Starwood Property Trust Inc., Two Harbors Investment Corp., United Development Funding IV, Western Asset Mrtg Cap Corp, and ZAIS Financial Corp.

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2016:

Equity Incentive Plan Information

As of December 31, 2016

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,335,218
LTIP-OP Units	140,350
Forfeited LTIP-OP Units	(916)
Shares of Common Stock	28,503
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders	—	—

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

The selected financial data set forth below has been derived from our audited consolidated financial statements.

This information should be read in conjunction with “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and notes thereto included under “Item 8. Consolidated Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Operating Data:	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income
Interest income	$30,722	$27,712	$26,497	$6,228
Interest expense	7,808	5,983	4,307	867
Net interest income	22,914	21,729	22,190	5,361
Servicing fee income	7,579	1,719	—	—
Servicing costs	2,562	761	—	—
Net servicing income (loss)	5,017	958	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	1,399	854	(60)	(527)
Realized gain (loss) on investments in Excess MSRs, net	1,520	—	—	—
Realized gain (loss) on derivatives, net	(7,963)	(3,913)	(2,643)	59
Realized gain (loss) on acquired assets, net	—	449	—	—
Unrealized gain (loss) on derivatives, net	12,080	(59)	(6,564)	2,747
Unrealized gain (loss) on investments in Excess MSRs	249	(19)	(5,100)	14,894
Unrealized gain (loss) on investments in MSRs	(3,285)	(1,123)	—	—
Total Income	31,931	18,876	7,823	22,534
Expenses
General and administrative expense	3,284	3,081	3,028	716
Management fee to affiliate	2,946	2,783	2,560	616
Total Expenses	6,230	5,864	5,588	1,332
Income (Loss) Before Income Taxes	25,701	13,012	2,235	21,202
Provision for corporate business taxes	458	(343)	(140)	—
Net Income (Loss)	25,243	13,355	2,375	21,202
Net (income) loss allocated to noncontrolling interests	(411)	(141)	(22)	(107)
Net Income (Loss) Applicable to Common Stockholders	$24,832	$13,214	$2,353	$21,095
Net income (Loss) Per Share of Common Stock
Basic	$3.31	$1.76	$0.31	$12.50
Diluted	$3.30	$1.76	$0.31	$12.50
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,512,444	7,509,543	7,505,546	1,688,275
Diluted	7,523,297	7,512,444	7,508,827	1,688,275
Dividends per share of Common Stock	$2.11	$1.98	$2.03	$0.45
Balance Sheet Data:	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
RMBS, available-for-sale	$671,904	$508,242	$416,003	$286,979
Investments in Servicing Related Assets at fair value	61,263	97,803	91,322	110,306
Total Assets	792,878	636,340	531,926	427,398
Repurchase agreements	594,615	385,560	362,126	261,302
Federal Home Loan Bank advances	—	62,250	—	—
Derivative liabilities	694	4,595	4,088	592
Notes payable	22,886	24,313	—	—
Dividends payable	4,816	3,684	3,830	3,375
Total Liabilities	636,869	484,003	371,608	266,276
Total Stockholders’ Equity	156,009	152,337	160,318	161,122

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

All currency amounts are presented in thousands, except per share amounts or otherwise noted.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our IPO and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by our Manager, an SEC-registered investment adviser and a related party of Freedom Mortgage.

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and RMBS, and subject to market conditions, other cash flowing residential mortgage assets.

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

Prior to our acquisition of Aurora in May 2015, these assets were limited to Excess MSRs. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired three additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $3.1 billion as of their respective closing dates. In November 2016, we agreed to sell to Freedom Mortgage all of the Excess MSRs it had previously sold to us. As part of that transaction, Aurora acquired a portfolio of Ginnie Mae MSRs with an aggregate UPB of approximately $4.5 billion. See “Item 8. Consolidated Financial Statements – Note 19 – Subsequent Events.”

Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

In addition to Servicing Related Assets, we invest in whole pool Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. During the second half of 2015, we also used advances from the FHLBI to finance our Agency RMBS. We have also invested in Agency CMOs consisting of interest-only securities as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

In January 2016, the FHFA released a final rule that amends regulations governing membership in the Federal Home Loan Bank (“FHLB”) system. The final rule, which largely adopts the provisions included in the proposed rule issued by the FHFA in September 2014, prevents captive insurance companies from obtaining and maintaining membership in the FHLB system and, consequently, accessing low-cost funding through the FHLB system. The final rule became effective on February 19, 2016. As a result of this rule, CHMI Insurance, our captive insurance subsidiary, terminated its membership in the FHLBI in November and was dissolved in December 2016.

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our Excess MSRs, if any, and RMBS, the net servicing fee we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlay the MSRs held by Aurora.

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2016	3.43%	1.49%	1.94%
September 30, 2016	3.46%	1.44%	2.02%
June 30, 2016	3.39%	1.62%	1.77%
March 31, 2016	3.56%	1.70%	1.86%
December 31, 2015	3.60%	1.89%	1.71%
September 30, 2015	3.01%	1.93%	1.08%
June 30, 2015	3.63%	1.96%	1.67%
March 31, 2015	3.83%	1.92%	1.91%
December 31, 2014	3.70%	1.99%	1.71%
September 30, 2014	3.61%	2.00%	1.61%
June 30, 2014	3.62%	2.00%	1.62%
March 31, 2014	3.56%	2.10%	1.46%

The average net interest spread has fluctuated but risen over the past two years. During that time, we have strategically taken the opportunity to reduce our Average Cost of Funds by restructuring our swaps portfolio as interest rates declined. The new positioning helped to partially offset increased repurchase rates charged by our counterparties in anticipation of increases in the federal funds rate.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs were, and our MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of operations. Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Item 1A. Risk Factors – Risks Related to our Business.”

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Accounting for Certain Investments in Debt or Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results, but such changes will affect our book value. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

Impact of Changes in Market Interest Rates on Our Assets

The value of our assets may be affected by prepayment rates on mortgage loans Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Similarly, if we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of our recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. As of December 31, 2016, Aurora received MSRs with an aggregate UPB of approximately $9.8 million and paid fees of approximately $21,000 to Freedom Mortgage under this program.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolio of Agency RMBS, we are subject to the credit risk of the borrowers under the loans for which we hold MSRs. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Sale of Excess MSRs

In November 2016, we agreed to sell to Freedom Mortgage the Excess MSRs it had previously sold to us. The sale occurred in two steps: the first part of the sale was closed in November for cash. The second part of the sale closed in February 2017. In that part of the sale, we exchanged the remaining Excess MSRs for a portfolio of MSRs on loans backing securities guaranteed by Ginnie Mae. As previously disclosed, the total gain on the sale is approximately $15 million. However, only approximately $6.6 million of the gain was recognized in the fourth quarter of 2016 which, after adjustment for previous unrealized losses on Pool 1 and Pool 2014 of approximately $2.6 million and an adjustment to interest income from the retrospective method of amortization of approximately $2.4 million, netted a realized gain of approximately $1.5 million. The balance of the gain on sale will be recognized in the first quarter of 2017. In addition, due to the increase in market interests rates subsequent to our identification of particular MSRs that were exchanged for the second part of the Excess MSRs, and assuming that those market interest rates remain at or above the levels on the date of filing of this report, we anticipate that the value of those MSRs will be significantly higher at March 31, 2017. As a result of the impact of these two factors on the calculation of book value, and assuming that the impact of all other factors affecting book value remains relatively similar to the impact at December 31, 2016, we anticipate that our book value per share at March 31, 2017, will be meaningfully higher than it was at December 31, 2016.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment, or OTTI, in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

Investments in Excess MSRs

Upon acquisition, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we record a valuation adjustment on our Excess MSR investments on a quarterly basis to recognize the changes in fair value in net income as described in “—Revenue Recognition on Investments in Excess MSRs” below.

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs are reported in other income or loss in our consolidated statements of income. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value.”

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

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. See “Item 8. Consolidated Financial Statements - Note 9—Fair Value.”.

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $1.5 million and $800,000 in reimbursable servicing advances were receivable at December 31, 2016 and 2015, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of comprehensive income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the Consolidated statements of income as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Repurchase Transactions

We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expense and other liabilities” on the consolidated balance sheets.

Securities financed through repurchase transactions remain on our consolidated balance sheets as an asset and cash received from the purchaser is recorded on our consolidated balance sheets as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company assesses its tax positions for all open tax years and determines if it has any material unrecognized liabilities in accordance with ASC 740. The Company records these liabilities to the extent it deems them more-likely-than-not to be incurred. The Company records interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. The Company has not incurred any interest or penalties.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2016	2015	2014
Income
Interest income	$30,722	$27,712	$26,497
Interest expense	7,808	5,983	4,307
Net Interest Income	22,914	21,729	22,190
Servicing fee income	7,579	1,719	—
Servicing costs	2,562	761	—
Net servicing income	5,017	958	—
Other Income (Loss)
Realize gain (loss) on RMBS, net	1,399	854	(60)
Realized gain (loss) on investments in Excess MSRs, net	1,520	—	—
Realized gain (loss) on derivatives, net	(7,963)	(3,913)	(2,643)
Realized gain (loss) on acquired assets, net	—	449	—
Unrealized gain (loss) on derivatives, net	12,080	(59)	(6,564)
Unrealized gain (loss) on Excess MSRs	249	(19)	(5,100)
Unrealized gain (loss) on investments in MSRs	(3,285)	(1,123)	—
Total Income	31,931	18,876	7,823
Expenses
General and administrative expense	3,284	3,081	3,028
Management fee to affiliate	2,946	2,783	2,560
Total Expenses	6,230	5,864	5,588
Income (Loss) Before Income Taxes	25,701	13,012	2,235
(Benefit from) provision for corporate business taxes	458	(343)	(140)
Net Income (Loss)	25,243	13,355	2,375
Net income allocated to LTIP - OP Units	(411)	(141)	(22)
Net income (loss) Applicable to Common Stockholders	$24,832	$13,214	$2,353

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Year Ended December 31, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$14,129	$16,593	$—	$30,722
Interest expense	1,371	6,437	—	7,808
Net interest income	12,758	10,156	—	22,914
Servicing fee income	7,579	—	—	7,579
Servicing costs	2,562	—	—	2,562
Net servicing income	5,017	—	—	5,017
Other income	(1,516)	5,516	—	4,000
Other operating expenses	—	—	6,230	6,230
Corporate business taxes	458	—	—	458
Net income (loss)	$15,801	$15,672	$(6,230)	$25,243

	Year Ended December 31, 2015
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$14,313	$13,399	$—	$27,712
Interest expense	583	5,400	—	5,983
Net interest income	13,730	7,999	—	21,729
Servicing fee income	1,719	—	—	1,719
Servicing costs	761	—	—	761
Net servicing income	958	—	—	958
Other income	(693)	(3,118)	—	(3,811)
Other operating expenses	—	—	5,864	5,864
Corporate business taxes	(343)	—	—	(343)
Net income (loss)	$14,338	$4,881	$(5,864)	$13,355
	Year Ended December 31, 2014
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$15,854	$10,643	$—	$26,497
Interest expense	—	4,307	—	4,307
Net interest income	15,854	6,336	—	22,190
Servicing fee income	—	—	—	—
Servicing costs	—	—	—	—
Net servicing income	—	—	—	—
Other income	(5,100)	(9,267)	—	(14,367)
Other operating expenses	—	—	5,588	5,588
Corporate business taxes	(140)	—	—	(140)
Net income (loss)	$10,894	$(2,931)	$(5,588)	$2,375

Interest Income

Interest income for the year ended December 31, 2016, was $30.7 million as compared to $27.7 million for the year ended December 31, 2015, after giving effect for the estimated “catch up” premium amortization (benefit) cost of approximately $2.4 million and approximately $1.9 million, respectively. The $3.0 million increase in interest income was comprised of a decrease of approximately $200,000 in Servicing Related Assets and an increase of approximately $3.2 million in RMBS.

Interest Expense

Interest expense for the year ended December 31, 2016, was $7.8 million as compared to $6.0 million for the year ended December 31, 2015. The $1.8 million increase was comprised of approximately $800,000 from Servicing Related Assets and approximately $1.0 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2016, decreased by approximately $3.0 million. The decrease was a function of (i) only a modest increase in the value of our investments in Excess MSRs, which consisted of only Excess MSR Pool 2 at year end, of approximately $249,000 for the year ended December 31, 2016 as compared to an increase of approximately $2.3 million for the year ended December 31, 2015 and (ii) a larger decrease in the fair value of our investments in MSRs of approximately $3.3 million for the year ended December 31, 2016, as compared to a decrease of approximately $1.1 million for the year ended December 31, 2015.

Change in Fair Value of Derivatives

The fair value of derivatives at December 31, 2016 increased by approximately $12.1 million from December 31, 2015, primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2016 increased by approximately $200,000 from the year ended December 31, 2015, primarily due to the addition of Aurora and associated costs.

Management Fees to Affiliate

Management fees for the year ended December 31, 2016 increased by approximately $160,000 from the year ended December 31, 2015, primarily due to an increase in book value and additional pass through costs.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.9% of net income for the year ended December 31, 2016.

Accumulated Other Comprehensive Income (Loss)

Set forth below are the changes in our accumulated other comprehensive income (loss) for the periods indicated below (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2016
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Other comprehensive income (loss)	(6,196)
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Year Ended December 31, 2015
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641
Other comprehensive income (loss)	(6,838)
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Year Ended December 31, 2014
Accumulated other comprehensive gain (loss), December 31, 2013	$(5,033)
Other comprehensive income (loss)	11,674
Accumulated other comprehensive gain (loss), December 31, 2014	$6,641

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2016, a 21 basis point increase in the 10 Year US Treasury rate caused a net unrealized loss on our RMBS of approximately $6.2 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings

•	core earnings per average common share;

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs realized and unrealized gain (loss) on derivatives, realized (gain) loss on acquired assets, and changes in fair value of MSRs primarily due to realization of expected cashflows (runoff). MSRs are adjusted to exclude outstanding LTIP-OP units in our Operating Partnership. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium authorization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the year ended December 31, 2016, as compared to the year ended December 31, 2015, increased by approximately $1.7 million, or $0.23 per average common share due to short term strategic trades which we do not expect to continue.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$25,243	$13,355	$2,375
Realized (gain) loss on RMBS, net	(1,399)	(854)	60
Realized (gain) loss on investments in Excess MSRs, net	(1,520)	—	—
Realized (gain) loss on derivatives, net	7,963	3,913	2,643
Realized (gain) loss on acquired assets, net	—	(449)	—
Unrealized (gain) loss on derivatives, net	(12,080)	59	6,564
Unrealized (gain) loss on investments in Excess MSRs	(249)	19	5,100
Unrealized (gain) loss on investments in MSRs	3,285	1,123	—
Tax (benefit) expense on unrealized (gain) loss on MSRs	862	—	—
Estimated “catch up” premium amortization (benefit) cost	(2,358)	(1,862)	(1,536)
Changes due to realization of expected cash flows	(3,512)	(430)	—
Reversal of (gain) loss on acquired assets, net	244	—	—
Yield maintenance income	250	—	—
Total core earnings:	$16,729	$14,874	$15,206
Core earnings attributable to noncontrolling interests	(272)	(157)	(111)
Core Earnings Attributable to Common Stockholders	$16,457	$14,717	$15,095
Core Earnings Attributable to Common Stockholders, per Share	$2.19	$1.96	$2.01
GAAP Net income (Loss) Per Share of Common Stock	$3.31	$1.76	$0.31
(A)	Certain prior period amounts have been reclassified to conform to current period presentation.

Our Portfolio

Excess MSRs

As of December 31, 2016 and December 31, 2015, we had approximately $29.4 million and $78.0 million, respectively, of estimated carrying value of Excess MSRs. The remaining Excess MSRs were sold to Freedom

Mortgage on February 1, 2017. See “Item 8. Consolidated Financial Statements—Note 7—Transactions with Affiliates and Affiliated Entities and Note 19 Subsequent Events.”

Our investments represent between a 50% and 85% interest in the Excess MSRs on three pools (as of December 31, 2015) and one pool (as of December 31, 2016) of mortgage loans with an aggregate UPB at December 31, 2016 and December 31, 2015, of approximately $6.0 billion and $15.0 billion, respectively. Freedom Mortgage is the servicer of the loans underlying these Excess MSRs, and it earns a basic fee and all ancillary income associated with the portfolios in exchange for providing all servicing functions. In addition, Freedom Mortgage retains the remaining interest in the Excess MSRs. We do not have any servicing duties, liabilities or obligations associated with the servicing of the portfolios underlying these Excess MSRs. These investments in Excess MSRs were subject to recapture agreements with Freedom Mortgage which have been terminated in connection with the sales described above. Under the recapture agreements, we are generally entitled to our percentage interest in the Excess MSRs on any initial or subsequent refinancing by Freedom Mortgage of a loan in the original portfolio. In other words, we are generally entitled to our percentage interest in the Excess MSRs on both (i) a loan resulting from a refinancing by Freedom Mortgage of a loan in the original portfolio, and (ii) a loan resulting from a refinancing by Freedom Mortgage of a previously recaptured loan.

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

The following tables summarize the collateral characteristics of the loans underlying our Excess MSR investments as of the dates indicated (dollars in thousands):

Excess MSR Collateral Characteristics

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 2
Original Pool	12,734	10,704,024	3,695,561	26,338	2.58%	304	54	100.0%
Recaptured Loans	15,792	—	2,357,581	15,051	3.56%	333	12	0.0%
Recapture Agreement	866	—	—	—	—	—	—	—
Excess MSR Pool 2 Total/WA	29,392	10,704,024	6,053,142	41,389	2.96%	315	38	61.1%

As of December 31, 2015

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 1
Original Pool	$38,633	$10,026,722	$6,865,916	37,204	3.49%	311	36	0.9%
Recaptured Loans	4,204	—	550,549	2,834	3.77%	331	7	0.5%
Recapture Agreement	645	—	—	—	—	—	—	—
Excess MSR Pool 1 Total/WA	43,482	10,026,722	7,416,465	40,038	3.51%	312	34	0.8%
Excess MSR Pool 2
Original Pool	17,967	10,704,024	5,041,239	34,109	2.35%	318	41	100.0%
Recaptured Loans	14,371	—	2,238,467	13,832	3.74%	342	9	0.1%
Recapture Agreement	716	—	—	—	—	—	—	—
Excess MSR Pool 2 Total/WA	33,054	10,704,024	7,279,706	47,941	2.78%	325	31	69.3%
Excess MSR Pool 2014
Original Pool	947	334,672	197,900	1,242	3.65%	327	30	0.0%
Recaptured Loans	559	—	67,990	321	3.65%	335	9	0.0
Recapture Agreement	—	—	—	—	—	—	—	—
Excess MSR Pool 2014 Total/WA	1,506	334,672	265,890	1,563	3.65%	329	25	0.0
Total/Weighted Average	$78,042	$21,065,418	$14,962,061	89,542	3.16%	319	32	34.1%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

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

MSR Collateral Characteristics

As of December 31, 2016

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%
MSR Total/WA	31,871	3,262,181	3.81%	0.25%	284	31	0.2%

As of December 31, 2015

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	19,761	2,016,351	3.76%	0.25%	273	31	0.2%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2016

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.32%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.47%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	5.04%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.43%	24

As of December 31, 2015

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	—	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23
(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2016	December 31, 2015	December 31, 2014
Weighted Average Asset Yield	3.22%	2.61%	3.05%
Weighted Average Interest Expense	1.56%	1.15%	1.39%
Net Interest Spread	1.66%	1.46%	1.66%

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

In the future, sources of funds for liquidity may include potential additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible, but will not include advances from the FHLBI because our membership in the FHLBI has been terminated .Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2016, we had repurchase agreements with 23 counterparties and approximately $594.6 million of outstanding repurchase agreement borrowings from 15 of those counterparties, which were used to finance RMBS. As of December 31, 2016, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of our equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at December 31, 2016, was approximately 5.4%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Ending Amount
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds received from the following sources pending the redeployment of a portion of such funds into MSR investments: amounts borrowed under the MSR Finance Facility, the sale of approximately half of our Excess MSRs in November 2016 and principal payments on the Excess MSRs.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.4% and 5.0% as of December 31, 2016 and December 31, 2015, respectively indicated. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$65,121	$60,690	1.14%
One to three months	464,585	456,502	0.91%
Greater than three months	78,854	77,423	0.90%
Total/Weighted Average	$608,560	$594,615	0.93%

As of December 31, 2015

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$97,283	$93,926	0.55%
One to three months	295,534	284,687	0.56%
Greater than three months	7,029	6,947	0.52%
Total/Weighted Average	$399,846	$385,560	0.56%

The amount of collateral as of December 31, 2016 and December 31, 2015, including cash, was $632.1 million and $404.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2016 and December 31, 2015 was 65 days and 47 days, respectively.

FHLBI Advances

As of December 31, 2016, we had no FHLBI advances outstanding, and our captive insurance subsidiary had terminated its membership in the FHLBI and had been dissolved. At December 31, 2015, we had FHLBI advances of approximately $62.3 million, which were used to finance RMBS. In addition, at December 31, 2015, CHMI Insurance held FHLBI Stock of approximately $3.3 million as required by the FHLBI

These short-term borrowings were used to finance certain of our investments in RMBS. The FHLBI Advances were guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the FHLBI Advances, or the haircut, was 4.9% as of December 31, 2015. The following table provides additional information regarding FHLBI Advances (dollars in thousands):

Federal Home Loan Bank Advance Characteristics

As of December 31, 2015

	Federal Home Loan Bank advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	—	—
Greater than three months	47,250	0.57%
Total/Weighted Average	$62,250	0.54%

The amount of collateral as of December 31, 2015, including FHLBI stock and securities pledged but not being backed by any advances, was $86.4 million.

The weighted average term to maturity of our borrowings under FHLBI advances as of December 31, 2015 was 94 days.

MSR Financing Facility

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At December 31, 2016, approximately $14.0 million was outstanding under the MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $34.5 million and our investing activities used cash of approximately $146.1 million for the year ended December 31, 2016. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings (loss) per share for the years ended December 31, 2016 and December 31, 2015 were $3.31 and $1.76, respectively.

Our long term view of the attractiveness of the investment opportunities in our target asset classes has not changed. However, the current levels of asset pricing have reduced the available returns. We intend to expand the scope of our investments in our target assets with the goal of creating a more diversified and stable revenue profile. We believe a more stable source of income should provide value to our stockholders over time. Our diversification strategy involves execution risks and requires capital. There is no assurance as to when we will be able to raise that capital, if at all.

Off-balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2016 and December 31, 2015 included repurchase agreements, FHLBI advances on certain RMBS (as of December 31, 2015 only), borrowings under the $25 million Term Loan and the facility from FirstTrust (as of December 31, 2015 only), borrowings under the MSR Financing Facility (as of December 31, 2016 only), our subservicing agreement with Freedom Mortgage and our management agreement with our Manager. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$594,615	$—	$—	$—	$594,615
Interest on repurchase agreement borrowings(A)	$877	$—	$—	$—	$877
Term Loan
Borrowings under Term Loan facility	$2,841	$6,045	$—	$—	$8,886
Interest on Term Loan borrowings	$424	$350	$—	$—	$774
MSR Financing Facility
Borrowings under MSR Financing facility	$—	$1,388	$12,612	$—	$14,000
Interest on MSR Financing borrowings	$622	$1,313	$1,075	$—	$3,010

As of December 31, 2015

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$385,560	$—	$—	$—	$385,560
Interest on repurchase agreement borrowings(A)	$263	$—	$—	$—	$263
Federal Home Loan Bank advances
Borrowings under FHLBI advances	$62,250	$—	$—	$—	$62,250
Interest on FHLBI advance borrowings(A)	$92	$—	$—	$—	$92
Term Loan
Borrowings under Term Loan facility	$1,958	$6,583	$15,762	$—	$24,303
Interest on Term Loan borrowings	$1,308	$3,215	$493	$—	$5,016
(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2016 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the management agreement. Our Manager is responsible for all costs incident to the performance of its duties under the management agreement. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our chief financial officer receives a nominal portion of his overall compensation directly from Aurora for acting as its president. With that exception, our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to our company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Fannie Mae and Freddie Mac MSRs, and beginning in February 2017, Ginnie Mae MSRs, pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. As of December 31, 2016, MSRs on 36 loans with an aggregate unpaid principal balance of approximately $9.8 million had been received from Freedom Mortgage which generated approximately $20,500 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of December 31, 2016

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$32,595	$30,911	$29,392	$28,016	$26,763
Change in FV	$3,203	$1,519	$—	$(1,376)	$(2,629)
% Change in FV	11%	5%	—	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,710	$30,517	$29,392	$28,331	$27,336
Change in FV	$2,318	$1,125	$—	$(1,062)	$(2,056)
% Change in FV	8%	4%	—	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$29,219	$29,306	$29,392	$29,479	$29,565
Change in FV	$(173)	$(87)	$—	$87	$173
% Change in FV	(1)%	(0)%	—	0%	1%

As of December 31, 2015

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$86,063	$81,859	$78,042	$74,577	$71,406
Change in FV	$8,016	$3,812	$—	$(3,470)	$(6,642)
% Change in FV	10%	5%	—	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$85,033	$81,428	$78,042	$74,886	$71,919
Change in FV	$6,986	$3,380	$—	$(3,162)	$(6,128)
% Change in FV	9%	4%	—	(4)%	(8)%
Recapture Rate Shift in %
Estimated FV	$77,775	$77,911	$78,042	$78,184	$78,320
Change in FV	$(272)	$(136)	$—	$136	$272
% Change in FV	(0)%	(0)%	—	0%	0%

The following table summarizes the estimated change in fair value of our interests in the MSRs as of the date indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2016

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$34,443	$33,110	$31,871	$30,716	$29,638
Change in FV	$2,573	$1,239	$—	$(1,155)	$(2,232)
% Change in FV	8%	4%	—	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,963	$33,355	$31,871	$30,497	$29,222
Change in FV	$3,093	$1,485	$—	$(1,374)	$(2,648)
% Change in FV	10%	5%	—	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,915	$32,393	$31,871	$31,348	$30,826
Change in FV	$1,044	$522	$—	$(522)	$(1,044)
% Change in FV	3%	2%	—	(2)%	(3)%

As of December 31, 2015

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$21,261	$20,486	$19,761	$19,084	$18,450
Change in FV	$1,500	$724	$—	$(677)	$(1,312)
% Change in FV	8%	4%	—	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$21,656	$20,672	$19,761	$18,916	$18,130
Change in FV	$1,894	$911	$—	$(845)	$(1,631)
% Change in FV	10%	5%	—	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$20,490	$20,126	$19,761	$19,397	$19,033
Change in FV	$728	$364	$—	$(364)	$(728)
% Change in FV	4%	2%	—	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2016

		Fair Value Change
	December 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$672,190
RMBS Total Return (%)		(0.46)%	(1.02)%	(1.66)%	(2.37)%	(3.87)%
RMBS Dollar Return		$(3,069)	$(6,769)	$(11,092)	$(15,775)	$(25,834)

As of December 31, 2015

		Fair Value Change
	December 31, 2015	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$503,697
RMBS Total Return (%)		(0.49)%	(1.07)%	(1.74)%	(2.47)%	(4.04)%
RMBS Dollar Return		$(2,444)	$(5,406)	$(8,785)	$(12,456)	$(20,353)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2016, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

Our investments in Servicing Related Assets are dependent on the mortgage sub-servicer, Freedom Mortgage, to perform its sub-servicing obligations. If our sub-servicer fails to perform its obligations and is terminated by one or more Agencies as an approved servicer, the value of our MSRs may be adversely affected. In addition, when we purchase MSRs from third parties, we rely, to a certain extent, on the ability and willingness of the sellers to perform their contractual obligations to remedy breaches of representations and warranties or to repurchase the affected loan and indemnify us for any losses.

Funding Risk

To the extent available on desirable terms, we expect to continue to finance our RMBS with repurchase agreement financing. We also anticipate continuing to finance our MSRs with bank loans secured by a pledge of those MSRs. Over time, as market conditions change, in addition to these financings, we may use other forms of leverage. Weakness in the financial markets, the residential mortgage markets and the economy generally could adversely affect one or more of our potential lenders and could cause one or more of our potential lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing.

Liquidity Risk

Our Servicing Related Assets, as well as some of the assets that may in the future comprise our portfolio, are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of these assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Credit Risk

Although we expect relatively low credit risk with respect to our portfolios of our Agency RMBS, our investment in MSRs exposes us to the credit risk of borrowers. To the extent we invest in non-Agency RMBS and prime mortgage loans, we expect to encounter credit risk related to these asset classes.

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

Consolidated Financial Statements

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Cherry Hill Mortgage Investment Corporation

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cherry Hill Mortgage Investment Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
New York, New York
March 14, 2017

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2016	December 31, 2015
Assets
RMBS, available-for-sale	$671,904	$508,242
Investments in Servicing Related Assets at fair value	61,263	97,803
Cash and cash equivalents	15,824	10,603
Restricted cash	22,469	9,942
Derivative assets	9,121	422
Receivables and other assets	12,297	9,328
Total Assets	$792,878	$636,340
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$594,615	$385,560
Federal Home Loan Bank advances	—	62,250
Derivative liabilities	694	4,595
Notes payable	22,886	24,313
Dividends payable	4,816	3,684
Due to affiliates	1,894	998
Payables for unsettled trades	6,202	—
Accrued expenses and other liabilities	5,762	2,603
Total Liabilities	$636,869	$484,003
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of December 31, 2016 and December, 31, 2015	$—	$—
Common stock, $0.01 par value, 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of December 31, 2016 and 500,000,000 shares authorized and 7,519,038 shares issued and outstanding as of December, 31, 2015	75	75
Additional paid-in capital	148,457	148,332
Retained earnings (deficit)	12,093	3,133
Accumulated other comprehensive income (loss)	(6,393)	(197)
Total CHMI Stockholders’ Equity	$154,232	$151,343
Non-controlling interests in operating partnership	1,777	994
Total Stockholders’ Equity	$156,009	$152,337
Total Liabilities and Stockholders’ Equity	$792,878	$636,340

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands — except per share data)

	Year Ended December 31,
	2016	2015	2014
Income
Interest income	$30,722	$27,712	$26,497
Interest expense	7,808	5,983	4,307
Net interest income	22,914	21,729	22,190
Servicing fee income	7,579	1,719	—
Servicing costs	2,562	761	—
Net servicing income (loss)	5,017	958	—
Other income (loss)
Realized gain (loss) on RMBS, net	1,399	854	(60)
Realized gain (loss) on investments in Excess MSRs, net	1,520	—	—
Realized gain (loss) on derivatives, net	(7,963)	(3,913)	(2,643)
Realized gain (loss) on acquired assets, net	—	449	—
Unrealized gain (loss) on derivatives, net	12,080	(59)	(6,564)
Unrealized gain (loss) on investments in Excess MSRs	249	(19)	(5,100)
Unrealized gain (loss) on investments in MSRs	(3,285)	(1,123)	—
Total Income	31,931	18,876	7,823
Expenses
General and administrative expense	3,284	3,081	3,028
Management fee to affiliate	2,946	2,783	2,560
Total Expenses	6,230	5,864	5,588
Income (Loss) Before Income Taxes	25,701	13,012	2,235
Provision for corporate business taxes	458	(343)	(140)
Net Income (Loss)	25,243	13,355	2,375
Net (income) loss allocated to noncontrolling interests	(411)	(141)	(22)
Net Income (Loss) Applicable to Common Stockholders	$24,832	$13,214	$2,353
Net income (Loss) Per Share of Common Stock
Basic	$3.31	$1.76	$0.31
Diluted	$3.30	$1.76	$0.31
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,512,444	7,509,543	7,505,546
Diluted	7,523,297	7,512,444	7,508,827

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$25,243	$13,355	$2,375
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(4,797)	(5,984)	11,614
Reclassification of net realized (gain) loss on RMBS in earnings	(1,399)	(854)	60
Other comprehensive income (loss)	(6,196)	(6,838)	11,674
Comprehensive income (loss)	$19,047	$6,517	$14,049
Comprehensive income (loss) attributable to noncontrolling interests	310	69	129
Comprehensive income (loss) attributable to common stockholders	$18,737	$6,448	$13,920

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2013	7,500,000	$75		$148,078	$(5,033)	$17,695	$307	$161,122
Issuance of common stock	9,543	—(A	)	180	—	—	—	180
Net Income	—	—		—	—	2,353	22	2,375
Other Comprehensive Income	—	—		—	11,674	—	—	11,674
LTIP-OP Unit awards	—	—		—	—	—	320	320
Distribution paid on LTIP-OP Units	—	—		—	—	—	(104)	(104)
Common dividends declared, $2.03 per share	—	—		—	—	(15,249)	—	(15,249)
Balance, December 31, 2014	7,509,543	$75		$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	9,495	—(B	)	74	—	—	—	74
Net Income	—	—		—	—	13,214	141	13,355
Other Comprehensive Income	—	—		—	(6,838)	—	—	(6,838)
LTIP-OP Unit awards	—	—		—	—	—	463	463
Distribution paid on LTIP-OP Units	—	—		—	—	—	(155)	(155)
Common dividends declared, $1.98 per share	—	—		—	—	(14,880)	—	(14,880)
Balance, December 31, 2015	7,519,038	$75		$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	6,310	—(C	)	125	—	—	—	125
Net Income	—	—		—	—	24,832	411	25,243
Other Comprehensive Income	—	—		—	(6,196)	—	—	(6,196)
LTIP-OP Unit awards	—	—		—	—	—	618	618
Distribution paid on LTIP-OP Units	—	—		—	—	—	(246)	(246)
Common dividends declared, $2.11 per share	—	—		—	—	(15,872)	—	(15,872)
Balance, December 31, 2016	7,525,348	$75		$148,457	$(6,393)	$12,093	$1,777	$156,009
(A)	de minimis ($10.00 rounds to $0.00).
(B)	de minimis ($95.00 rounds to $0.00).
(C)	de minimis ($63.00 rounds to $0.00).

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$25,243	$13,355	$2,375
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	(1,399)	(854)	60
Realized gain (loss) on investments in Excess MSRs, net	(1,520)	—	—
Realized gain on bargain purchase	—	(449)	—
Accretion of premium and other amortization	4,115	3,811	2,058
Change in fair value of investments in Servicing Related Assets	3,036	1,142	5,100
Unrealized (gain) loss on derivatives, net	(12,080)	59	6,564
Realized (gain) loss on derivatives, net	7,963	3,913	2,643
LTIP-OP Unit awards	618	463	320
Changes in:
Receivables from unsettled trades	—	309	6,930
Receivables and other assets	(2,908)	1,643	(414)
Due to affiliate	896	229	153
Payables for unsettled trades	6,202	—	—
Accrued expenses and other liabilities	4,291	(246)	718
Net cash provided by (used in) operating activities	$34,457	$23,375	$26,507
Cash Flows From Investing Activities
Purchase of RMBS	(312,095)	(303,278)	(202,679)
Principal paydown of RMBS	55,847	47,131	25,369
Proceeds from sale of RMBS	83,735	154,455	57,511
Acquisition of Excess MSRs	—	—	(2,181)
Principal paydown of Excess MSRs	7,804	13,261	16,065
Proceeds from sale of Excess MSRs	42,493	—	—
Aurora acquisition, net of cash received	—	(3,839)	—
Acquisition of MSRs	(15,395)	(13,861)	—
Purchase of derivatives	(8,616)	(4,046)	(1,585)
Sale of derivatives	133	291	157
Purchases of Federal Home Loan Bank stock	—	(3,261)	—
Net cash provided by (used in) investing activities	$(146,094)	$(113,147)	$(107,343)
Cash Flows From Financing Activities
Changes in restricted cash	(12,527)	(2,995)	(3,203)
Borrowings under repurchase agreements	2,263,101	1,672,421	1,510,859
Repayments of repurchase agreements	(2,054,046)	(1,648,983)	(1,410,035)
Proceeds from Federal Home Loan Bank advances	7,000	109,550	—
Repayments of Federal Home Loan Bank advances	(69,250)	(47,300)	—
Proceeds from bank loans	14,000	25,000	—
Principal paydown of bank loans	(15,427)	(4,656)	—
Dividends paid	(15,872)	(15,028)	(14,789)
LTIP-OP Units distributions paid	(246)	(155)	(104)
Issuance of common stock, net of offering costs	125	74	180
Net cash provided by (used in) financing activities	$116,858	$87,928	$82,908
Net Increase (Decrease) in Cash and Cash Equivalents	$5,221	$(1,844)	$2,072
Cash and Cash Equivalents, Beginning of Period	10,603	12,447	10,375
Cash and Cash Equivalents, End of Period	$15,824	$10,603	$12,447
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$6,981	$5,606	$3,867
Dividends declared but not paid	$4,816	$3,684	$3,830

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP, Cherry Hill QRS I, LLC, Cherry Hill QRS II, Cherry Hill QRS III, LLC, CHMI Insurance Company, LLC (“CHMI Insurance”), CHMI Solutions, Inc. (“CHMI Solutions”) (formerly CHMI Solutions, LLC) and Aurora Financial Group, Inc. (“Aurora”). See “Note 18 – CHMI Insurance Company” for information regarding the dissolution of CHMI Insurance.

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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation (“Freedom Mortgage”) which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity.

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

Risks and Uncertainties

In the normal course of business, the Company encounters primarily two significant types of economic risk: credit and market. Credit risk is the risk of default on the Company’s investments in RMBS, Servicing Related Assets and derivatives that results from a borrower’s or derivative counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments in RMBS, Servicing Related Assets and derivatives due to changes in interest rates, spreads or other market factors, including prepayment speeds on the Company’s RMBS and Servicing Related Assets. The Company is subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

The Company also is subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on its REIT income (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

Investments in RMBS

Classification – The Company classifies its investments in RMBS as securities available for sale. Although the Company generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), to the extent impairment losses, if any, are considered temporary. Unrealized losses on securities are charged to earnings if they reflect a decline in value that is other-than-temporary, as described below.

Fair value is determined under the guidance of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. In determining the fair value of RMBS, management’s judgment is used to arrive at fair value that considers prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS sold in the year ended December 31, 2016 were settled prior to period end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $2.0 million and $1.5 million in interest income was receivable at December 31, 2016 and December 31, 2015 respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 14.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. There were approximately $173,000 of OTTI during the year ended December 31, 2016 and has been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income. The Company did not record any OTTI charges during the year ended December 31, 2015.

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

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the consolidated statements income as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. The sale of investments in Excess MSRs are recognized upon settlement date. Approximately $5.6 million and $2.2 million in Excess MSR cashflow was receivable at December 31, 2016 and December 31, 2015 respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

Investments in MSRs

Classification – MSRs include rights associated with servicing contracts acquired in connection with the Aurora business combination and MSRs acquired through the bulk purchase of such rights from third parties. At initial recognition, the fair value of MSRs is established using assumptions consistent with those used to establish the fair value of existing MSRs. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9). For reporting purposes, conventional conforming loans are aggregated into one category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $1.4 million and $787,000 in reimbursable servicing advances were receivable at December 31, 2016 and December 31, 2015, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Fannie Mae and Freddie Mac MSRs made in accordance with the relevant guidelines are recoverable. As a result, the Company has determined that no reserves for unrecoverable advances are necessary at December 31, 2016 and 2015.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of comprehensive income. The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the GSE for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. In the year ended December 31, 2016 the Company purchased five loans, with an aggregate UPB of approximately $1.64 million at the time of purchase, as required by the applicable agency. None of those loans have been sold.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and treasury futures are used for duration risk and basis risk management purposes. The decision of whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties as collateral against the Company’s derivatives in each case as of December 31, 2016 (approximately $1.1 million), borrowings under its repurchase agreements (approximately $20.4 million) as well as cash held that relates to the $8.9 million of borrowings on a term loan (“Term Loan”) (approximately $1.1 million). As of December 31, 2015, cash held by counterparties as collateral against the Company’s derivatives (approximately $4.6 million), borrowings under its repurchase agreements (approximately $4.2 million) as well as cash held that relates to the $24.3 million of borrowings on the Term Loan (approximately $1.1 million). For further information on the restricted cash as it relates to the Term Loan, see Note 13.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company assesses its tax positions for all open tax years and determines if it has any material unrecognized liabilities in accordance with ASC 740. The Company records these liabilities to the extent it deems them more-likely-than-not to be incurred. The Company records interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income. The Company has not incurred any interest or penalties.

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Realized gain (loss) on RMBS, net
Gain on RMBS	$1,572	$1,398	$303
Loss on RMBS	(173)	(544)	(363)
Net realized gain (loss) on RMBS	1,399	854	(60)
Realized gain (loss) on derivatives, net	(7,963)	(3,913)	(2,643)
Unrealized gain (loss) on derivatives, net	12,080	(59)	(6,564)
Realized gain (loss) on Excess MSRs, net	1,520	—	—
Unrealized gain (loss) on Excess MSRs, net	249	(19)	(5,100)
Unrealized gain (loss) on MSRs, net	(3,285)	(1,123)	—
Realized gain (loss) on acquired assets, net	—	449	—
Total	$4,000	$(3,811)	$(14,367)

The gain and loss on the specified categories of investments presented above represent the amounts reclassified from accumulated other comprehensive income (loss) in earnings.

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

Federal Home Loan Bank of Indianapolis Advances

Advances from the Federal Home Loan Bank of Indianapolis (“FHLBI”) at December 31, 2015 were secured by the pledge of Agency RMBS, had bullet maturities and bore interest at rates based on specified margins over LIBOR. Advances were treated as collateralized financing transactions and were carried at their contractual amounts. Interest was recorded at the contractual amount on an accrual basis. See Note 12 for information regarding the regulatory change leading to the withdrawal of our captive insurance subsidiary from membership in the FHLBI.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of income from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We applied this guidance to the Aurora acquisition that occurred in 2015; see Note 17 for further information.

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. The Company has reviewed the scope of the guidance and monitored the determinations of the FASB Transition Resource Group and concluded that a number of the Company's most significant revenue streams are not within the scope of the standard because the standard does not apply to revenue on contracts accounted for under the transfers and servicing of financial assets or financial instruments standards. Therefore, revenue recognition for these contracts will remain unchanged. Further, the FASB has issued, and may issue in the future, interpretive guidance that may cause the Company’s evaluation to change. However, the Company continues to evaluate certain select revenue streams for the effect that this guidance will have on its consolidated financial statements. The Company is also still assessing the standard’s new disclosure requirements. The Company has not yet selected a transition method.

Going Concern – In August 2014, the FASB issued ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which amends ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern. ASU 2014-15 intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This standard was effective for the Company beginning December 31, 2016. The Company’s disclosures reflect required elements of this standard as a result of management’s evaluation.

Business Combinations − In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends ASC 805, Business Combinations. ASU 2015-16 provides updated guidance regarding simplifying the accounting for recognizing adjustments to provisional amounts identified during the measurement period in a business combination. To simplify the accounting for these adjustments, the amendments in this update eliminate the requirement to retrospectively account for the adjustments and to recognize them in the period that they are identified. This guidance was effective for the Company beginning January 1, 2016. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.

Leases −In February 2016, the FASB issued ASU 2016-02, Leases, an accounting standards update that requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset to not recognize lease assets and lease liabilities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply. This guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. While the Company is currently evaluating the effect that this guidance will have on its consolidated financial statements, it will result in the recognition of certain operating leases as right-of-use assets and lease liabilities on the consolidated balance sheets. The Company currently has no commitments under noncancelable operating leases.

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, an accounting standards update that changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on AFS debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU.

Statement of Cash Flows −In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

Income Taxes − In October 2016, the FASB issued ASU 2016-16, Income Taxes, an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements. However, the significance of adoption is dependent on the nature of the transactions and corresponding tax laws in effect at the time of adoption.

Restricted Cash − In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows, an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition.

Business Combinations − In January 2017, the FASB issued ASU 2017-01, Business Combinations, an accounting standards update that amends the guidance on business combinations. The update clarifies the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction should be accounted for as an acquisition of assets or a business. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will apply this guidance to its assessment of applicable transactions, such as acquisitions and disposals of assets or business, consummated after the adoption date.

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

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other		Total
Income Statement
Year Ended December 31, 2016
Interest income	$14,129	$16,593	$—		$30,722
Interest expense	1,371	6,437	—		7,808
Net interest income	12,758	10,156	—		22,914
Servicing fee income	7,579	—	—		7,579
Servicing costs	2,562	—	—		2,562
Net servicing income	5,017	—	—		5,017
Other income	(1,516)	5,516	—		4,000
Other operating expenses	—	—	6,230		6,230
(Benefit from) provision for corporate business taxes	458	—	—		458
Net income (loss)	$15,801	$15,672	$(6,230)		$25,243
Year Ended December 31, 2015
Interest income	$14,313	$13,399	$—	(A)	$27,712
Interest expense	583	5,400	—		5,983
Net interest income	13,730	7,999	—		21,729
Servicing fee income	1,719	—	—		1,719
Servicing costs	761	—	—		761
Net servicing income	958	—	—		958
Other income	(693)	(3,118)	—		(3,811)
Other operating expenses	—	—	5,864		5,864
(Benefit from) provision for corporate business taxes	(343)	—	—		(343)
Net income (loss)	$14,338	$4,881	$(5,864)		$13,355
Year Ended December 31, 2014
Interest income	$15,854	$10,643	$—	(A)	$26,497
Interest expense	—	4,307	—		4,307
Net interest income	15,854	6,336	—		22,190
Servicing fee income	—	—	—		—
Servicing costs	—	—	—		—
Net servicing income	—	—	—		—
Other income	(5,100)	(9,267)	—		(14,367)
Other operating expenses	—	5,588	5,588
(Benefit from) provision for corporate business taxes	(140)	—	—		(140)
Net income (loss)	$10,894	$(2,931)	$(5,588)		$2,375
Balance Sheet
December 31, 2016
Investments	$61,263	$671,904	$—		$733,167
Other assets	8,826	32,495	18,390		59,711
Total assets	70,089	704,399	18,390		792,878
Debt	22,886	594,615	—		617,501
Other liabilities	2,481	9,490	7,397		19,368
Total liabilities	25,367	604,105	7,397		636,869
GAAP book value	$44,722	$100,294	$10,993		$156,009
December 31, 2015
Investments	$97,803	$508,242	$—		$606,045
Other assets	3,562	13,984	12,749		30,295
Total assets	101,365	522,226	12,749		636,340
Debt	24,313	447,810	—		472,123
Other liabilities	1,883	4,903	5,094		11,880
Total liabilities	26,196	452,713	5,094		484,003
GAAP book value	$75,169	$69,513	$7,655		$152,337
(A)	de minimus ($192 rounds to $0)

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI. There were approximately $173,000 of OTTI during the year ended December 31, 2016. The Company did not record any OTTI charges during the year ended December 31, 2015. The following is a summary of the Company’s RMBS investments as of the periods indicated, (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2016

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.32%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.47%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	5.04%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.43%	24

As of December 31, 2015

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$329,767	$308,367	$1,961	$(1,556)	$308,772	44	(B)	3.77%	3.59%	24
Freddie Mac	208,154	193,567	821	(977)	193,411	24	(B)	3.61%	3.48%	24
CMOs	16,646	6,493	—	(434)	6,059	4	Unrated	4.55%	7.39%	10
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72		3.72%	3.60%	23
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of December 31, 2016

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating		Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$—	$—	$—	$—	$—	—			—%	—%	—
1-5 Years	—	—	—	—	—	—			—%	—%	—
5-10 Years	16,069	17,110	185	(454)	16,841	3	(B	)	4.18%	3.99%	8
Over 10 Years	734,641	661,195	2,776	(8,908)	655,063	101	(B	)	3.73%	3.42%	24
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104			3.74%	3.43%	24

As of December 31, 2015

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating		Coupon	Yield(C)	Maturity (Years)(D)
Less than 1 Year	$—	$—	$—	$—	$—	—			—	—	—
1-5 Years	—	—	—	—	—	—			—	—	—
5-10 Years	5,500	5,553	—	(216)	5,337	3	(B	)	4.76%	4.96%	9
Over 10 Years	549,067	502,874	2,782	(2,751)	502,905	69	(B	)	3.71%	3.59%	24
Total/Weighted Average	$554,567	$508,427	$2,782	$(2,967)	$508,242	72			3.72%	3.60%	23
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity.

At December 31, 2016 and December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $608.6 million and $399.8 million respectively, as collateral for repurchase agreements. At December 31, 2016, the Company had no pledged Agency RMBS investments as collateral for FHLBI advances. At December 31, 2015, the Company pledged Agency RMBS investments with a carrying value of approximately $83.2 million, as collateral for FHLBI advances. At December 31, 2016 and December 31, 2015, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

During the years ended December 31, 2016, the Company recorded approximately $173,000 charges for OTTI. For the year ended December 31, 2015, the Company did not record any OTTI charges.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2016

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securites	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$494,847	$476,129	$(9,362)	$466,767	68	(B)	3.65%	3.40%	25
Twelve or More Months	—	—	—	—	—	(B)	—%	—%	—
Total/Weighted Average	$494,847	$476,129	$(9,362)	$466,767	68		3.65%	3.40%	25

As of December 31, 2015

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securites	Rating		Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$271,585	$274,996	$(2,749)	$272,247	39	(B	)	3.65%	3.48%	24
Twelve or More Months	11,146	940	(218)	722	1	(B	)	3.00%	25.37%	17
Total/Weighted Average	$282,731	$275,936	$(2,967)	$272,969	40			3.65%	3.55%	24
(A)	See Note 9 regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value. Prior period amounts have been reclassified to conform to current period presentation.
(D)	The weighted average stated maturity. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

Excess MSRs

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 1”) with Freedom Mortgage Corporation (“Freedom Mortgage”) to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on the related pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $10.0 billion (“Excess MSR Pool 1”). Freedom Mortgage was entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing UPB, as well as any ancillary income from Excess MSR Pool 1. Pursuant to Excess MSR Agreement 1, Freedom Mortgage performed all servicing functions and advancing functions related to Excess MSR Pool 1 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 8 bps. The remainder, or “excess mortgage servicing amount,” was initially equal to a weighted average of 20 bps.

Pursuant to Excess MSR Agreement 1, the Company acquired the right to receive 85% of the excess mortgage servicing amount on Excess MSR Pool 1 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 1—Recapture Agreement”), 85% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represented refinancings of loans in Excess MSR Pool l (which loans then become part of Excess MSR Pool 1) for approximately $60.6 million. Freedom Mortgage co-invested, pari passu with the Company, in 15% of the Excess MSRs. Freedom Mortgage, as servicer, also retained the ancillary income and the servicing obligations and liabilities.

On November 15, 2016, the Company sold all of the Excess MSRs relating to Excess MSR Pool 1 to Freedom Mortgage, and Excess MSR Agreement 1 was terminated. See Note 7.

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding aggregate principal balance of approximately $10.7 billion (“Excess MSR Pool 2”). Freedom Mortgage is entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Excess MSR Pool 2. Pursuant to Excess MSR Agreement 2, Freedom Mortgage performs all servicing functions and advancing functions related to Excess MSR Pool 2 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” is initially equal to a weighted average of 34 bps.

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

On February 1, 2017, the Company sold all of the Excess MSRs relating to Excess MSR Pool 2 to Freedom Mortgage and Excess MSR Agreement 2 was terminated. See Notes 7 and 17.

In October 2013, the Company also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage (the “Flow and Bulk Excess MSR Purchase Agreement”). Freedom Mortgage was entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Excess MSR Pool 2014. On February 28, 2014, pursuant to the flow and bulk Excess MSR Purchase Agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase include recapture provisions that are the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

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

On November 15, 2016, the Company sold all of the Excess MSRs relating to Excess MSR Pool 2014 to Freedom Mortgage, and the flow and bulk Excess MSR purchase agreement was terminated. See Note.7.

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, the Company acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million.

On June 10, 2015, the Company agreed to transfer the direct servicing of the MSR portfolio to Freedom Mortgage pursuant to a subservicing agreement with Freedom Mortgage. The transfer occurred in September 2015. Pending the transfer, the former servicing employees of Aurora, now employees of Freedom Mortgage, directly serviced the portfolio for Aurora. The servicing was provided at cost pursuant to the Management Agreement with the Manager and the Services Agreement between the Manager and Freedom Mortgage. The cost for such services is included in servicing costs on the consolidated statements of income.

Aurora subsequently acquired from third parties three portfolios of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate UPB of approximately $3.1 billion as of their respective closing dates.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2016

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 2	$6,053,142	$19,754	$28,526	2.96%	26.3	$(493)
Excess MSR Pool 2 — Recapture Agreement	—	1,187	866			742
MSRs(E)	3,262,181	35,156	31,871	3.81	23.7	(3,285)
Total	$9,315,323	$56,097	$61,263	3.26%	25.4	$(3,036)

As of December 31, 2015

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 1	$7,416,465	$39,483	$42,837	3.51%	26.0	$(2,822)
Excess MSR Pool 1 — Recapture Agreement	—	2,209	645	—	—	331
Excess MSR Pool 2	7,279,706	23,116	32,338	2.78%	27.1	2,626
Excess MSR Pool 2 — Recapture Agreement	—	1,780	716	—	—	(324)
Excess MSR Pool 2014	265,890	1,685	1,506	3.65%	27.4	170
Excess MSR Pool 2014 — Recapture Agreement	—	—	—	—	—	—
MSRs(E)	2,016,351	20,884	19,761	3.76%	22.7	(1,123)
Total	$16,978,412	$89,157	$97,803	3.23%	26.1	$(1,142)
(A)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.
(B)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(C)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of December 31, 2016 and December 31, 2015 is reflected in the respective pool.
(E)	MSR cost basis consists of the carrying value of the prior period, adjusted for any acquisitions made during the current period.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of December 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
Texas	10.0%
California	8.9%
Florida	6.7%
Virginia	5.9%
North Carolina	5.8%
Georgia	5.8%
New Jersey	5.6%
Washington	5.5%
Colorado	5.2%
All other	40.6%
Total	100.0%

As of December 31, 2015

Percentage of Total Outstanding Unpaid Principal Balance
California	12.3%
Texas	9.4%
Florida	6.5%
Virginia	6.0%
North Carolina	5.2%
Washington	5.1%
Georgia	5.0%
All other	50.5%
Total	100.0%

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

The following tables present certain information about the Company’s 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

As of December 31, 2016

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,335,218
LTIP-OP Units	140,350
Forfeited LTIP-OP Units	(916)
Shares of Common Stock	28,503
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders	—	—

As of December 31, 2015

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,377,112
LTIP-OP Units	103,850
Shares of Common Stock	19,038
Equity Compensation Plans Not Approved By Shareholders	—	—

As of December 31, 2014

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,421,607
LTIP-OP Units	68,850
Shares of Common Stock	9,543
Equity Compensation Plans Not Approved By Shareholders	—	—

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

As of December 31, 2016, 69,789 LTIP-OP Units have vested. The Company recognized approximately $618,000 and $463,000 in share-based compensation expense in the years ended December 31, 2016 and 2015, respectively. There was approximately $849,000 of total unrecognized share-based compensation expense as of December 31, 2016, related to the 69,645 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Plan $10,000 (based on the closing price on the grant date) of common stock (530 shares each for a total of 1,590 shares), which were fully vested on the date of grant, and $50,000 (based on the closing price on the date of grant) of restricted shares of common stock (2,651 shares each for a total of 7,953 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. They are no longer subject to forfeiture and are vested.

On September 9, 2015, the Company granted each of the independent directors pursuant to the 2013 Plan $50,000 (based on the closing price on the date of grant) of restricted shares of common stock (3,165 each for a total of 9,495 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. The shares are no longer subject to forfeiture and are vested. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years.

On June 15, 2016, pursuant to the 2013 Plan, the Company granted each of the independent directors $50,000 (based on the closing price on the date of grant) of restricted shares of common stock (3,155 shares each for a total of 9,465 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. This unrecognized share-based compensation expense is expected to be recognized ratably over the vesting period. The 3,155 shares granted to Mr. Kislak were forfeited when he resigned as a director of the Company on September 19, 2016. The forfeited shares have been returned to the shares available for future issuance under the 2013 Plan.

As of December 31, 2016, 1,335,218 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of December 31, 2016, the non-controlling interest holders in the Operating Partnership owned 139,434 LTIP-OP Units, or approximately 1.9% of the Operating Partnership. Pursuant to ASC 810, Consolidation,

changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income attributable to common stockholders and participating securities	$25,243	$13,355	$2,375
Net income allocable to common stockholders	$24,832	$13,214	$2,353
Denominator:
Weighted average common shares outstanding	7,512,444	7,509,543	7,505,546
Weighted average diluted shares outstanding	7,523,297	7,512,444	7,508,827
Basic and Dilutive:
Basic earnings per share	$3.31	$1.76	$0.31
Diluted earnings per share	$3.30	$1.76	$0.31

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into a management agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations (the “Management Agreement”). The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The Management Agreement terminates on October 22, 2020, subject to automatic renewal for successive one-year terms and to certain termination rights. The Manager’s performance is reviewed prior to any renewal and may be terminated by the Company for cause without payment of a termination fee, or may be terminated without cause with payment of a termination fee, as defined in the Management Agreement, equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the stockholders’ equity (as defined in the Management Agreement).

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources as needed by the Manager to enable the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. As a result, the Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and Freedom Mortgage were controlled by Mr. Stanley Middleman, who is also a shareholder of the Company. Ownership of the Manager has been transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman.

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

Management Fee to Affiliate

	Year Ended December 31,
	2016	2015	2014
Management fees	$2,303	$2,263	$2,150
Compensation reimbursement	643	520	410
Total	$2,946	$2,783	$2,560

Subservicing Agreement

Freedom Mortgage is directly sub-servicing the Company’s portfolio of MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three (3) years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services which are included in “Servicing costs” on the consolidated statements of income.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. As of December 31, 2016, MSRs on 36 loans with an aggregate unpaid principal balance of approximately $9.8 million had been received from Freedom Mortgage which generated approximately $20,500 in fees due to Freedom Mortgage.

On November 15, 2016, the Company completed the sale of the Pool 1 Excess MSRs and the Pool 2014 Excess MSRs to Freedom Mortgage. At the closing, the Company received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on our $25 million term loan facility with NexBank SSB, or the NexBank term loan, with a portion of the cash proceeds and released our security interests arising under the Pool 1 Agreement and the Flow Agreement. The Company invested the remaining cash proceeds in Agency RMBS and expects to redeploy those proceeds into future MSR acquisitions. See Note 19 for information regarding the sale of the Pool 2 Excess MSRs. In connection with the transactions described above, Freedom Mortgage agreed to make 12 monthly yield maintenance payments to the Company beginning in December 2016 aggregating $3.0 million which are intended to mitigate the reduction in yield on the remaining assets.

Other Transactions with Affiliated Entities

The Company, through one of its subsidiaries, has entered into an uncommitted master repurchase agreement with Freedom Mortgage pursuant to which the Company may, from time to time, purchase a newly issued Ginnie Mae RMBS, subject to Freedom Mortgage’s agreement to repurchase the security at a future date, generally no more than 90 days later. The Company simultaneously re-hypothecates the security to one of its counterparties with whom it has a repurchase agreement, for an identical term. There were no transactions outstanding at December 31, 2016 or 2015.

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

For the year ended December 31, 2016, the Company earned approximately $1.7 million in income and had a corresponding expense of approximately $593,000 which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statements of income. No such related income or expense was earned or incurred during the year ended December 31, 2015. There were no such assets, or related liabilities, as of December 31 2016 and December 31, 2015.

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and Treasury Futures

In order to help mitigate exposure to higher short-term interest rates in connection with its repurchase agreements, the Company enters into interest rate swap agreements. These agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates. A swaption is an option granting its owner the right but not the obligation to enter into an underlying swap. The Company’s interest rate swap agreements and swaptions have not been designated as qualifying hedging instruments for GAAP purposes.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	December 31, 2016	December 31, 2015
Notional amount of interest rate swaps	$415,850	$300,300
Notional amount of swaptions	70,000	85,000
Notional amount of TBAs, net	(6,000)	—
Notional amount of Treasury Futures	50,000	—
Notional amount of options on Treasury Futures	20,000	—
Total notional amount	$549,850	$385,300

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2016	$415,850	1.46%	0.90%	4.8
December 31, 2015	$300,300	1.71%	0.37%	4.3

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)	Weighted Average Years to Maturity
December 31, 2016	$70,000	2.74%	LIBOR-BBA%	10.9
December 31, 2015	$85,000	3.15%	LIBOR-BBA%	10.9
(A)	Floats in accordance with LIBOR.

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Year Ended December 31
Non-Hedge Derivatives	Income Statement Location	2016	2015	2014
Interest rate swaps	Realized gain/(loss) on derivative assets	$(6,600)	$(2,128)	$(686)
Swaptions	Realized gain/(loss) on derivative assets	(884)	(1,036)	(1,910)
TBAs	Realized gain/(loss) on derivative assets	(316)	(400)	60
Treasury futures	Realized gain/(loss) on derivative assets	(163)	(349)	(107)
Total		$(7,963)	$(3,913)	$(2,643)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association, or ISDA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and treasury futures assets and liabilities on a gross basis in its consolidated balance sheets. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2016

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,639	$—	$7,639	$(7,639)	$—	$—
Swaptions	1,482	—	1,482	(1,482)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	—
Total Assets	$9,121	$—	$9,121	$(9,121)	$—	$—

Liabilities
Repurchase agreements	$594,615	$—	$594,615	$(574,181)	$(20,434)	$—
Interest rate swaps	339	—	339	—	(339)	—
Swaptions	—	—	—	—	—	—
TBAs	75	—	75	(75)	—	—
Treasury futures	280	—	280	526	(806)	—
Total Liabilities	$595,309	$—	$595,309	$(573,730)	$(21,579)	$—

As of December 31, 2015

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$51	$—	$51	$(51)	$—	$—
Swaptions	371	—	371	(371)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	(84)
Total Assets	$422	$—	$422	$(422)	$(84)	$—

Liabilities
Repurchase agreements	$385,560	$—	$385,560	$(381,386)	$(4,174)	$—
Interest rate swaps	4,595	—	4,595	—	(4,595)	—
Swaptions	—	—	—	—	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	—	—
Total Liabilities	$390,155	$—	$390,155	$(381,386)	$(8,769)	$—

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

Recurring Fair Value Measurements

The following is a description of the methods used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 2 or 3 within the fair value hierarchy. The Company’s valuations consider assumptions that it believes a market participant would consider in valuing the assets and liabilities, the most significant of which are disclosed below. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuations for recent historical experience, as well as for current and expected relevant market conditions.

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2016 and December 31, 2015.

Excess MSRs

The Company holds a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016 and December 31, 2015.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2016 and December 31, 2015.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. As a result, the Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at December 31, 2016 and December 31, 2015.

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

Recurring Fair Value Measurements

As of December 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$448,937	$—	$448,937
Freddie Mac	—	198,103	—	198,103
CMOs	—	24,864	—	24,864
RMBS total	—	671,904	—	671,904
Derivative assets
Interest rate swaps	—	7,639	—	7,639
Interest rate swaptions	—	1,482	—	1,482
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative assets total	—	9,121	—	9,121
Servicing related assets	—	—	61,263	61,263
Total Assets	$—	$681,025	$61,263	$742,288
Liabilities
Derivative liabilities
Interest rate swaps	—	339	—	339
TBAs	—	75	—	75
Treasury Futures	—	280	—	280
Derivative liabilities total	—	694	—	694
Total Liabilities	$—	$694	$—	$694

As of December 31, 2015

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$308,772	$—	$308,772
Freddie Mac	—	193,411	—	193,411
CMOs	—	6,059	—	6,059
RMBS total	—	508,242	—	508,242
Derivative assets
Interest rate swaps	—	51	—	51
Interest rate swaptions	—	371	—	371
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative assets total	—	422	—	422
Servicing related assets	—	—	97,803	97,803
Total Assets	$—	$508,664	$97,803	$606,467
Liabilities
Derivative liabilities
Interest rate swaps	—	4,595	—	4,595
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative liabilities total	—	4,595	—	4,595
Total Liabilities	$—	$4,595	$—	$4,595

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2016 and December 31, 2015 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2016

	Level 3(A)
	Excess MSRs
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases and principal paydowns:
Purchases	—	—	—	16,179	16,179
Sales	(39,916)	—	(1,179)	—	(41,095)
Proceeds from principal paydowns	(3,566)	(3,911)	(327)	—	(7,804)
Other Changes(B)	—	—	—	(784)	(784)
Purchases and principal paydowns:	$(43,482)	$(3,911)	$(1,506)	$15,395	$(33,504)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	—	249	—	227	476
Other changes in fair value(C)	—	—	—	(3,512)	(3,512)
Unrealized gain (loss) included in Net Income	$—	$249	$—	$(3,285)	$(3,036)
Balance at December 31, 2016	$—	$29,392	$—	$31,871	$61,263

As of December 31, 2015

	Level 3(A)
	Excess MSRs
	Pool 1	Pool 2	Pool 2014	MSRs	Total
Balance at December 31, 2014	$54,798	$34,938	$1,586	$—	$91,322
Purchases and principal paydowns:
Purchases	—	—	—	20,884	20,884
Sales	—	—	—	—	—
Proceeds from principal paydowns	(8,825)	(4,186)	(250)	—	(13,261)
Other Changes(B)	—	—	—	—	—
Purchases and principal paydowns:	$(8,825)	$(4,186)	$(250)	$20,884	$7,623
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(2,491)	2,302	170	(707)	(726)
Other changes in fair value(C)	—	—	—	(416)	(416)
Unrealized gain (loss) included in Net Income	$(2,491)	$2,302	$170	$(1,123)	$(1,142)
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands except per loan figures):

Fair Value Measurements

As of December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
Excess MSR Pool 2	$29,392	Discounted cash flow	Constant prepayment speed	7.8% - 31.9%	14.3%
			Uncollected Payments	8.3% - 13.1%	11.9%
			Discount rate	—	16.2%
MSRs	$31,871	Discounted cash flow	Constant prepayment speed	7.1% - 24.9%	10.6%
			Uncollected payments	0.8% - 1.4%	1.3%
			Discount rate	—	9.3%
			Annual cost to service, per loan		$64
TOTAL	$61,263	Discounted cash flow

As of December 31, 2015

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
Excess MSR Pool 1	$43,482	Discounted cash flow	Constant prepayment speed	4.0% - 19.0%	10.5%
			Uncollected Payments	2.9% - 7.0%	6.2%
			Discount rate		12.3%
Excess MSR Pool 2	$33,054	Discounted cash flow	Constant prepayment speed	8.3% - 42.3%	14.9%
			Uncollected Payments	10.4% - 13.9%	13.0%
			Discount rate		16.7%
Excess MSR Pool 2014	$1,506	Discounted cash flow	Constant prepayment speed	3.9% - 22.3%	11.2%
			Uncollected Payments	5.9% - 7.1%	6.8%
			Discount rate		11.9%
MSRs	$19,761	Discounted cash flow	Constant prepayment speed	0.0% - 13.8%	9.7%
			Uncollected payments	1.2% - 3.4%	1.6%
			Discount rate		8.3%
			Annual cost to service, per loan		$73
TOTAL	$97,803	Discounted cash flow
(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurement. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

Fair Value of Financial Instruments not Carried at Fair Value in Balance Sheets

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the consolidated balance sheets, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments.

•	RMBS available for sale securities, Servicing Related Assets, derivative assets and derivative liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the “Fair Value Measurements” section of this footnote.

•	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments.
•	The carrying value of repurchase agreements and corporate debt that mature in less than one year generally approximates fair value due to the short maturities. The Company does not hold any repurchase agreements that are considered long-term.

Corporate debt that matures in more than one year, with a floating rate generally approximates fair value.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of December 31, 2016 and December 31, 2015:

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

Legal and Regulatory

From time to time the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2016 and December 31, 2015.

Commitments to Purchase/Sell RMBS

As of December 31, 2016 and December 31, 2015, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. As of December 31, 2016 the Company was not obligated to purchase any securities and was obligated to sell approximately $6.0 million of securities and has been classified within “payables for unsettled trades” on the consolidated balance sheets. As of December 31, 2015 the Company was not obligated to purchase any securities and was not obligated to sell securities.

Acknowledgement Agreements

In order to have Ginnie Mae acknowledge our interest in Excess MSRs related to FHA and VA mortgage loans that have been pooled into securities guaranteed by Ginnie Mae, the Company entered into an acknowledgment agreement with Ginnie Mae and Freedom Mortgage. Under that agreement, if Freedom Mortgage failed to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, the Company would have been obligated to make that payment even though the payment may relate to loans for which the Company did not own any Excess MSRs. The Company’s failure to make that payment would have resulted in liability to Ginnie Mae for any losses or claims that it suffers as a result. This agreement was terminated in connection with the sale of the Pool 2 Excess MSRs in February 2017. See Note 19.

Management has determined, that as of December 31, 2016 and December 31, 2015, the risk of material loss to be remote and thus no liability has been accrued.

In connection with the MSR Financing Facility entered into by Aurora and QRS III, those parties also entered into an acknowledgement agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 13.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $594.6 million and $385.6 of repurchase agreements as of December 31, 2016 and December 31, 2015, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 65 days and 47 days as of December 31, 2016 and December 31, 2015 respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates (after giving effect to the Company’s interest rate swaps) as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$60,690	1.14%
One to three months	456,502	0.91%
Greater than three months	77,423	0.90%
Total/Weighted Average	$594,615	0.93%

As of December 31, 2015

	Repurchase Agreements	Weighted Average Rate
Less than one month	$93,926	0.55%
One to three months	284,687	0.56%
Greater than three months	6,947	0.52%
Total/Weighted Average	$385,560	0.56%

Note 12 – FHLBI Advances

The Company had no outstanding advances from the FHLBI as of December 31, 2016. The Company had outstanding approximately $62.3 million of FHLBI advances, with a weighted average borrowing rate of 0.54% as of December 31, 2015. The Company’s obligations under these advances had a weighted average remaining maturity of 94 days as of December 31, 2015. Agency RMBS and FHLBI stock had been pledged as collateral for these advances (dollars in thousands). As of December 31, 2016, the Company’s captive insurance subsidiary had withdrawn from membership in the FHLBI and had been dissolved.

Federal Home Loan Bank Advance Characteristics

As of December 31, 2015

	Federal Home Loan Bank Advances	Weighted Average Rate
Less than one month	$15,000	0.44%
One to three months	—	—%
Greater than three months	47,250	0.57%
Total/Weighted Average Federal Home Loan Bank Advances	$62,250	0.54%

Note 13 – Notes Payable

At December 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $8.9 million and $24.3 million, respectively, on a $25.0 million Term Loan. The outstanding borrowings bear interest at a weighted average interest rate of 5.57% per annum and are secured by the pledge of the Company’s existing portfolio of Excess MSRs. The principal payments on the borrowings are due monthly, beginning in September 2015, based on a 10-year amortization schedule with a maturity date in April 2020. Prior to September 2015, only interest was payable monthly. The Term Loan was paid in full in connection with the sale of the Excess MSRs to Freedom Mortgage. See Notes 7 and 19.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At December 31 2016, $14.0 million was outstanding under the MSR Financing Facility.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2016

	2017	2018	2019	2020	2021	Total
Term Loan
Borrowings under Term Loan facility	$2,841	$3,005	$3,040	$—	$—	$8,886
MSR Financing Facility
Borrowings under MSR Financing facility	$—	$271	$1,118	$1,175	$11,436	$14,000

As of December 31, 2015

	2016	2017	2018	2019	2020	Total
Term Loan
Borrowings under Term Loan facility	$1,958	$2,074	$2,192	$2,317	$15,762	$24,303

Note 14 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2016 and December 31, 2015 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2016	December 31, 2015
Excess servicing income receivable	$5,598	$2,159
Servicing advances	1,432	787
Interest receivable	2,069	1,497
Federal Home Loan Bank stock	—	3,261
Deferred tax receivable	—	203
Repurchased loans held for sale	1,570	—
Other receivables	1,628	1,421
Total other assets	$12,297	$9,328

As a condition to membership in the FHLBI, CHMI Insurance was required to purchase and hold a certain amount of FHLBI stock, which was based, in part, upon the outstanding principal balance of advances from the FHLBI. At December 31, 2015, CHMI Insurance had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheets. FHLBI stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLBI.

Accordingly, when evaluating FHLBI stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2016, CHMI Insurance had withdrawn from membership in the FHLBI and its FHLBI stock has been redeemed.

The Company only records as an asset those servicing advances that the Company deems recoverable.

As a result of the Company's investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the Agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. In the year ended December 31, 2016 the Company purchased five loans, with an aggregate UPB of approximately $1.64 million at the time of purchase, as required by the applicable Agency. None of those loans have been sold. The repurchased loans are considered Level 2 Assets and are expected to be liquidated in 2017.

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2016
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$11,242	$7,157	$7,135	$5,188
Interest expense	2,389	1,877	1,885	1,657
Net interest income	8,853	5,280	5,250	3,531
Servicing fee income	2,145	2,365	1,574	1,495
Servicing costs	1,018	641	501	402
Net servicing income (loss)	1,127	1,724	1,073	1,093
Other income (loss)
Realized gain (loss) on RMBS, net	74	770	235	320
Realized gain (loss) on investments in Excess MSRs, net	1,520	—	—	—
Realized gain (loss) on derivatives, net	(4,056)	(2,147)	(299)	(1,461)
Realized gain (loss) on acquired assets, net	—	—	—	—
Unrealized gain (loss) on derivatives, net	15,307	3,199	(1,228)	(5,198)
Unrealized gain (loss) on investments in Excess MSRs	2,588	117	(149)	(2,307)
Unrealized gain (loss) on investments in MSRs	3,870	(1,847)	(3,076)	(2,232)
Total Income	29,283	7,096	1,806	(6,254)
Expenses
General and administrative expense	790	864	822	808
Management fee to affiliate	764	802	690	690
Total Expenses	1,554	1,666	1,512	1,498
Income (Loss) Before Income Taxes	27,729	5,430	294	(7,752)
Provision for corporate business taxes	1,127	(89)	10	(590)
Net Income (Loss)	26,602	5,519	284	(7,162)
Net (income) loss allocated to noncontrolling interests	(432)	(76)	(2)	99
Net Income (Loss) Applicable to Common Stockholders	$26,170	$5,443	$282	$(7,063)
Net income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$3.48	$0.72	$0.04	$(0.94)
Diluted	$3.48	$0.72	$0.04	$(0.94)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,519,038	7,511,653	7,509,543	7,509,543
Diluted	7,525,348	7,528,188	7,520,616	7,519,038

	2015
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$7,984	$5,813	$8,088	$5,827
Interest expense	1,759	1,643	1,346	1,235
Net interest income	6,225	4,170	6,742	4,592
Servicing fee income	1,100	463	156	—
Servicing costs	301	366	94	—
Net servicing income (loss)	799	97	62	—
Other income (loss)
Realized gain (loss) on RMBS, net	393	269	(115)	307
Realized gain (loss) on investments in Excess MSRs, net	—	—	—	—
Realized gain (loss) on derivatives, net	(1,672)	(947)	(52)	(1,242)
Realized gain (loss) on acquired assets, net	275	—	174	—
Unrealized gain (loss) on derivatives, net	4,634	(4,986)	2,835	(2,542)
Unrealized gain (loss) on investments in Excess MSRs	1,219	(2,059)	2,938	(2,117)
Unrealized gain (loss) on investments in MSRs	(560)	(541)	(22)	—
Total Income	11,313	(3,997)	12,562	(1,002)
Expenses
General and administrative expense	1,083	622	634	742
Management fee to affiliate	713	690	690	690
Total Expenses	1,796	1,312	1,324	1,432
Income (Loss) Before Income Taxes	9,517	(5,309)	11,238	(2,434)
Provision for corporate business taxes	(134)	(139)	(70)	—
Net Income (Loss)	9,651	(5,170)	11,308	(2,434)
Net (income) loss allocated to noncontrolling interests	(106)	46	(103)	22
Net Income (Loss) Applicable to Common Stockholders	$9,545	$(5,124)	$11,205	$(2,412)
Net income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$1.27	$(0.68)	$1.49	$(0.32)
Diluted	$1.27	$(0.68)	$1.49	$(0.32)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,509,543	7,509,543	7,509,543	7,509,543
Diluted	7,519,038	7,511,653	7,509,543	7,509,543

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Current federal income tax expense	$575	$—	$—
Current state income tax expense	83	—	6
Deferred federal income tax expense (benefit)	(198)	(309)	(124)
Deferred state income tax expense (benefit)	(2)	(34)	(22)
Total Income Tax Expense	$458	$(343)	$(140)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2016		2015		2014
Computed income tax (benefit) expense at federal rate	$8,995	35.0%	$4,554	35.0%	$824	35.0%
State taxes, net of federal benefit, if applicable	50	0.2%	(34)	(0.0)%	92	3.9%
Permanent differences in taxable income from GAAP pre-tax income	140	0.6%	(157)	(1.4)%	4,874	207.2%
REIT income not subject to tax	(8,727)	(34.0)%	(4,706)	(36.2)%	(5,930)	(252.0)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$458	1.8%	$(343)	(2.6)%	$(140)	(5.9)%
(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2016, December 31, 2015 and December 31, 2014, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Income taxes payable
Federal income taxes payable	$575	$—	$—
State and local income taxes payable	84	—	—
Income taxes payable	$659	$—	$—
	December 31, 2016	December 31, 2015	December 31, 2014
Deferred tax assets (liabilities)
Deferred tax - organizational expenses	$53	$72	$84
Deferred tax - mortgage servicing rights	340	(121)	—
Deferred tax - net operating loss	—	252	62
Total net deferred tax assets (liabilities)	$393	$203	$146

The deferred tax assets as of December 31, 2016 was primarily related to mortgage servicing rights. The deferred tax assets as of December 31, 2015 and December 31, 2014 primarily consisted of net operating loss carryforwards and acquisition related costs capitalized for tax purposes. CHMI Solutions’ federal and state net operating loss carryforwards at December 31, 2015 and December 31, 2014 were approximately $693,000 and $154,000, respectively, and are available to offset future taxable income and expire in 2035 and 2034, respectively. Management has determined that it is more likely than not that all of CHMI Solutions’ deferred tax assets will be realized in the future. Accordingly, no valuation allowance has been established at December 31, 2016 and December 31, 2015. As of December 31, 2016, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets. As of December 31, 2015, the deferred tax asset is included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2015, 2014 and 2013 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 17 – Business Combinations

On May 29, 2015 (the acquisition date), CHMI Solutions acquired 100% of the outstanding voting stock of Aurora. The results of Aurora’s operations have been included in the consolidated financial statements since that date. Aurora is a licensed mortgage origination and servicing company. Aurora is a seller/servicer for Fannie Mae and Freddie Mac and an issuer for Ginnie Mae.

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

In the Aurora acquisition agreement, the parties agreed to fix the valuation of the MSR portfolio, as a percentage of par, based on third party appraisals obtained at the end of January 2015. The agreement also provided that the UPB of the portfolio would be fixed 90 days after the agreement was signed. Due to the increase in interest rates between January and the closing date at the end of May 2015, the value of the MSR portfolio increased. In addition, the UPB of the portfolio declined between the end of April and the closing date in May. Valuation adjustments for intangible assets and loan loss reserves also contributed to bargain purchase in the amount of approximately $734,000 as of September 30, 2015 and has been classified within “Realized gain (loss) on acquired assets, net” on the consolidated statements of income.

The following represents the pro forma consolidated income statement as if Aurora had been included in the consolidated results of the Company for each of the last three calendar years. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the Aurora acquisition been completed at the beginning of 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions (dollars in thousands):

Pro Forma Consolidated Income Statement

	Year Ended December 31,
	2016	2015	2014
Revenue	$31,931	$18,871	$7,811
Earnings (loss)	$24,832	$13,460	$2,398

Earnings (Loss) Per Share of Common Stock
Basic	$3.31	$1.79	$0.32
Diluted	$3.30	$1.79	$0.32
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,512,444	7,509,543	7,505,546
Diluted	7,523,297	7,512,444	7,508,827

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Aurora primarily to reflect the exclusion of the bargain purchase and transaction costs together with the consequential tax effects.

Note 18 – CHMI Insurance Company

The Company’s indirectly owned subsidiary, CHMI Insurance Company LLC, or CHMI Insurance, became a member of the FHLBI on June 26, 2015. As a member of the FHLBI, CHMI Insurance had access to a variety of products and services offered by the FHLBI, including secured advances. As of December 31, 2015, CHMI Insurance had approximately $62.3 million of outstanding advances from the FHLBI and had stock in the FHLBI totaling approximately $3.3 million, which is included in Other Assets on the consolidated balance sheet. In January 2016, the Federal Housing Finance Agency issued a final regulation that requires the Federal Home Loan Banks to terminate the memberships of their captive insurance company members within one year or five years after the rule becomes effective. As a result of this rule, CHMI Insurance withdrew from membership in the FHLBI and dissolved in December 2016.

Note 19 – Subsequent Events

We completed the sale of the Pool 2 Excess MSRs to Freedom Mortgage on February 1, 2017. In payment of the purchase price Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a weighted average servicing fee of approximately 30 basis points. As is required for all transfers of Ginnie Mae MSRs, Aurora and Freedom Mortgage received the approval of this transaction from Ginnie Mae. The Ginnie Mae MSRs relate to a pool consisting primarily of newly originated Ginnie Mae conforming mortgage loans that had an aggregate unpaid principal balance of approximately $4.5 billion as of January 31, 2017. At the closing of the sale of the Pool 2 Excess MSRs, we repaid the remaining outstanding borrowings drawn on the Term Loan with cash on hand, released our security interest arising under the Excess MSR 2 Agreement and terminated that agreement. In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s President and its Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d –15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2016.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements.

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

(3)	Exhibits.
Exhibit Number	Description
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
10.5
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

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.9	Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP. (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-11, 2013).

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333- 188214) on June 10, 2013).

10.13
Form of Unrestricted Non-Employee Director Stock Award Agreement (Without Forfeiture Restrictions) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.14	Form of Unrestricted Non-Employee Director Stock Award Agreement (With Forfeiture Restrictions) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.15	Letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freddom Mortgage Corporation.

10.16	Amendment, dated January 9, 2017, to the letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation.

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 14, 2017	By:	/s/ Jeffrey Lown II
		Name:	Jeffrey Lown II
		Title:	President and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2017	By:	/s/ Jeffrey Lown II
		Name:	Jeffrey Lown II
		Title:	President and Director (Principal Executive Officer)

Date: March 14, 2017	By:	/s/ Martin Levine
Martin Levine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 14, 2017	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 14, 2017	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

By:
Stanley C. Middleman