Form 10-Q
period 2017-03-31
Cherry Hill Mortgage Investment Corp
filed 2017-05-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

As of May 9, 2017, there were 12,700,348 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to raise capital through the sale of its equity and debt securities;

•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to acquire mortgage servicing rights (“MSRs” or “Servicing Related Assets”);

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

•
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and the U.S. Securities and Exchange Commission (“SEC”);

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
 (in thousands — except share data)

	(unaudited)
	March 31, 2017	December 31, 2016
Assets
RMBS, available-for-sale	$1,139,056	$671,904
Investments in Servicing Related Assets at fair value	76,698	61,263
Cash and cash equivalents	75,115	15,824
Restricted cash	7,085	22,469
Derivative assets	9,540	9,121
Receivables and other assets	10,285	12,297
Total Assets	$1,317,779	$792,878
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$773,317	$594,615
Derivative liabilities	640	694
Notes payable	16,000	22,886
Dividends payable	3,687	4,816
Due to affiliates	2,337	1,894
Payables for unsettled trades	257,792	6,202
Accrued expenses and other liabilities	6,466	5,762
Total Liabilities	$1,060,239	$636,869
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of March 31, 2017 and December, 31, 2016	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized and 12,700,348 shares issued and outstanding as of March 31, 2017 and 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of December, 31, 2016	127	75
Additional paid-in capital	229,320	148,457
Retained earnings (deficit)	30,584	12,093
Accumulated other comprehensive income (loss)	(4,721)	(6,393)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$255,310	$154,232
Non-controlling interests in Operating Partnership	2,230	1,777
Total Stockholders’ Equity	$257,540	$156,009
Total Liabilities and Stockholders’ Equity	$1,317,779	$792,878

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended March 31,
	2017	2016
Income
Interest income	$6,078	$5,188
Interest expense	2,431	1,657
Net interest income	3,647	3,531
Servicing fee income	4,574	1,495
Servicing costs	1,227	402
Net servicing income (loss)	3,347	1,093
Other income (loss)
Realized gain (loss) on RMBS, net	(256)	320
Realized gain (loss) on investments in Excess MSRs, net	6,678	-
Realized gain (loss) on derivatives, net	(1,017)	(1,461)
Unrealized gain (loss) on derivatives, net	1,082	(5,198)
Unrealized gain (loss) on investments in Excess MSRs	-	(2,307)
Unrealized gain (loss) on investments in MSRs	12,312	(2,232)
Total Income	25,793	(6,254)
Expenses
General and administrative expense	975	808
Management fee to affiliate	892	690
Total Expenses	1,867	1,498
Income (Loss) Before Income Taxes	23,926	(7,752)
Provision for corporate business taxes	1,339	(590)
Net Income (Loss)	22,587	(7,162)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(409)	99
Net Income (Loss) Applicable to Common Stockholders	$22,178	$(7,063)
Net income (Loss) Per Share of Common Stock
Basic	$2.91	$(0.94)
Diluted	$2.90	$(0.94)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,634,038	7,509,543
Diluted	7,640,348	7,519,038

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$22,587	$(7,162)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	1,416	7,652
Reclassification of net realized (gain) loss on RMBS in earnings	256	(320)
Other comprehensive income (loss)	1,672	7,332
Comprehensive income (loss)	$24,259	$170
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	440	2
Comprehensive income (loss) attributable to common stockholders	$23,819	$168

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
 (Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2015	7,519,038	$75	$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	-	-	38	-	-	-	38
Net Income (Loss)	-	-	-	-	(7,063)	(99)	(7,162)
Other Comprehensive Income	-	-	-	7,332	-	-	7,332
LTIP-OP Unit awards	-	-	-	-	-	147	147
Distribution paid on LTIP-OP Units	-	-	-	-	-	(51)	(51)
Common dividends declared, $0.49 per share	-	-	-	-	(3,684)	-	(3,684)
Balance, March 31, 2016	7,519,038	$75	$148,370	$7,135	$(7,614)	$991	$148,957

Balance, December 31, 2016	7,525,348	$75	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,175,000	52	80,863	-	-	-	80,915
Net Income (Loss)	-	-	-	-	22,178	409	22,587
Other Comprehensive Income	-	-	-	1,672	-	-	1,672
LTIP-OP Unit awards	-	-	-	-	-	135	135
Distribution paid on LTIP-OP Units	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.49 per share	-	-	-	-	(3,687)	-	(3,687)
Balance, March 31, 2017	12,700,348	$127	$229,320	$(4,721)	$30,584	$2,230	$257,540

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$22,587	$(7,162)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	256	(320)
Realized gain (loss) on investments in Excess MSRs, net	(6,678)	-
Accretion of premium and other amortization	1,419	853
Change in fair value of investments in Servicing Related Assets	(12,312)	4,539
Unrealized (gain) loss on derivatives, net	(1,082)	5,198
Realized (gain) loss on derivatives, net	1,017	1,461
LTIP-OP Unit awards	135	147
Changes in:
Receivables and other assets	2,012	(1,474)
Due to affiliate	443	51
Payables for unsettled trades	251,590	-
Accrued expenses and other liabilities	(425)	(8)
Net cash provided by (used in) operating activities	$258,962	$3,285
Cash Flows From Investing Activities
Purchase of RMBS	(491,869)	(27,340)
Principal paydown of RMBS	17,104	10,755
Proceeds from sale of RMBS	7,610	23,467
Principal paydown of Excess MSRs	-	4,912
Proceeds from sale of Excess MSRs	35,905	-
Acquisition of MSRs	(32,350)	(4,252)
Purchase of derivatives	(408)	(1,458)
Net cash provided by (used in) investing activities	$(464,008)	$6,084
Cash Flows From Financing Activities
Changes in restricted cash	15,384	(2,964)
Borrowings under repurchase agreements	784,497	436,447
Repayments of repurchase agreements	(605,795)	(423,633)
Proceeds from Federal Home Loan Bank advances	-	7,000
Repayments of Federal Home Loan Bank advances	-	(22,000)
Proceeds from bank loans	2,000	-
Principal paydown of bank loans	(8,886)	(476)
Dividends paid	(3,687)	(3,684)
LTIP-OP Units distributions paid	(91)	(51)
Issuance of common stock, net of offering costs	80,915	38
Net cash provided by (used in) financing activities	$264,337	$(9,323)
Net Increase (Decrease) in Cash and Cash Equivalents	$59,291	$46
Cash and Cash Equivalents, Beginning of Period	15,824	10,603
Cash and Cash Equivalents, End of Period	$75,115	$10,649
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$1,800	$1,494
Dividends declared but not paid	$3,687	$3,684

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP (“Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC, CHMI Insurance Company, LLC (“CHMI Insurance”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

On March 29, 2017, the Company issued and sold 5,175,000 shares of its common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were used to invest in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs.

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

The Company has elected to be taxed as a real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its short taxable year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under Section 7(a)(2)(B) of the Securities Act of 1933, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated interim financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated interim financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which it will adopt the recently issued accounting standard.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. Approximately $257.8 million in Agency RMBS purchased, but not yet settled, was payable at March 31, 2017. All RMBS sold in the three month period ended March 31, 2017 were settled prior to period-end. Approximately $6.2 million in Agency RMBS purchased, but not yet settled, was payable at December 31, 2016. All RMBS sold in the year ended December 31, 2016 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $2.7 million and $2.0 million in interest income was receivable at March 31, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if an entity (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the entity does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment should be recognized currently in earnings and the cost basis of the security is adjusted. However, if an entity does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI should be separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company did not record any OTTI charges during the three month period ended March 31, 2017. There were approximately $173,000 of OTTI during the year ended December 31, 2016 and  have been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income.

Investments in Excess MSRs

Classification – The Company has elected the fair value option to record its investments in Excess MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company records a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9).

Revenue Recognition – Excess MSRs are aggregated into pools as applicable. Each pool of Excess MSRs is accounted for in the aggregate. Interest income for Excess MSRs is accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period would be measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis is recorded on the consolidated statements of income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs and, therefore, may differ from their effective yields. The sale of investments in Excess MSRs are recognized upon settlement date. Approximately $2.0 million and $5.6 million in Excess MSR cash flow was receivable at March 31, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

In connection with the sale of its Excess MSRs, the Company elected a settlement date accounting policy to account for the gain on sale from that transaction. For a further discussion of the Company’s sale of its Excess MSRs, see Note 7.

Investments in MSRs

Classification – MSRs include rights associated with servicing contracts acquired in connection with the Company’s acquisition of Aurora on May 29, 2015 and MSRs acquired through bulk purchases of such rights from third parties. At initial recognition, the fair value of MSRs is established using assumptions consistent with those used to establish the fair value of existing MSRs. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Note 9). For reporting purposes, conventional conforming loans are aggregated into one category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $3.1 million and $1.4 million in reimbursable servicing advances were receivable at March 31, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Ginnie Mae MSRs were only acquired in February 2017, and advances on the Fannie Mae and Freddie Mac MSRs are expected to be recoverable, the Company has determined that no reserves for unrecoverable advances are necessary at March 31, 2017 and December 31, 2016. For further discussion on Receivables and other assets, see Note 13.

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

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. There were no loans purchased in the three month period ended March 31, 2017. In the year ended December 31, 2016, the Company purchased five loans, with an aggregate unpaid principal balance (“UPB”) of approximately $1.64 million at the time of purchase, as required by the applicable agency. Four of those loans were sold during the quarter ended March 31, 2017, and the Company did not recognize a loss on such sales.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and Treasury futures are used for duration risk and basis risk management purposes. The decision whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its counterparties to major financial institutions. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. Finally, the Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $1.2 million and $1.1 million at  March 31, 2017 and December 31, 2016, respectively), (ii) as collateral  for borrowings under its repurchase agreements (approximately $5.9 million and $20.4 million at March 31, 2017 and December 31, 2016, respectively) and (iii) as collateral for  outstanding borrowings on a $25 million term loan secured by a pledge of the Company’s existing portfolio of Excess MSRs  (none at March 31, 2017 and approximately $1.1 million at December 31, 2016). For further information on the restricted cash as it relates to the term loan, see Note 12.

Due to Affiliates

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$320
Loss on RMBS	(256)	-
Net realized gain (loss) on RMBS	(256)	320
Realized gain (loss) on derivatives, net	(1,017)	(1,461)
Unrealized gain (loss) on derivatives, net	1,082	(5,198)
Realized gain (loss) on Excess MSRs, net	6,678	-
Unrealized gain (loss) on Excess MSRs, net	-	(2,307)
Unrealized gain (loss) on MSRs, net	12,312	(2,232)
Total	$18,799	$(10,878)

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

Dividends Payable

Because the Company is organized and operated as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly and special dividend payments. The Company accrues the dividend payable on the accounting date, which causes an offsetting reduction in retained earnings.

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

Business Combinations

Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the consolidated statements of income (loss) from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. The Company applied this guidance to the Aurora acquisition that occurred in 2015.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, an accounting standards update that amends the guidance on business combinations. The update clarifies the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction should be accounted for as an acquisition of assets or a business. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will apply this guidance to its assessment of applicable transactions, such as acquisitions and disposals of assets or businesses, consummated after the adoption date.

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

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, an accounting standards update that changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. The Company is evaluating the adoption of this ASU.

Statement of Cash Flows − In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other” which consists primarily of general and administrative expenses, including fees paid to the Company’s directors and management fees paid to the Manager pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data on the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Three Months Ended March 31, 2017
Interest income	$523	$5,555	$-	$6,078
Interest expense	114	2,317	-	2,431
Net interest income	409	3,238	-	3,647
Servicing fee income	4,574	-	-	4,574
Servicing costs	1,227	-	-	1,227
Net servicing income	3,347	-	-	3,347
Other income	18,990	(191)	-	18,799
Other operating expenses	-	-	1,867	1,867
Provision for corporate business taxes	1,339	-	-	1,339
Net income (loss)	$21,407	$3,047	$(1,867)	$22,587
Three Months Ended March 31, 2016
Interest income	$1,444	$3,744	$-	$5,188
Interest expense	340	1,317	-	1,657
Net interest income	1,104	2,427	-	3,531
Servicing fee income	1,495	-	-	1,495
Servicing costs	402	-	-	402
Net servicing income	1,093	-	-	1,093
Other income	(4,539)	(6,339)	-	(10,878)
Other operating expenses	-	-	1,498	1,498
Provision for corporate business taxes	(590)	-	-	(590)
Net income (loss)	$(1,752)	$(3,912)	$(1,498)	$(7,162)

Balance Sheet
March 31, 2017
Investments	$76,698	$1,139,056	$-	$1,215,754
Other assets	6,446	22,517	73,062	102,025
Total assets	83,144	1,161,573	73,062	1,317,779
Debt	16,000	773,317	-	789,317
Other liabilities	3,506	259,460	7,956	270,922
Total liabilities	19,506	1,032,777	7,956	1,060,239
GAAP book value	$63,638	$128,796	$65,106	$257,540

December 31, 2016
Investments	$61,263	$671,904	$-	$733,167
Other assets	8,826	32,495	18,390	59,711
Total assets	70,089	704,399	18,390	792,878
Debt	22,886	594,615	-	617,501
Other liabilities	2,481	9,490	7,397	19,368
Total liabilities	25,367	604,105	7,397	636,869
GAAP book value	$44,722	$100,294	$10,993	$156,009

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$772,819	$732,675	$1,766	$(6,174)	$728,267	101	(B)	3.78%	3.56%	25
Freddie Mac	389,576	371,377	1,063	(2,789)	369,651	45	(B)	3.77%	3.52%	26
CMOs	50,375	39,725	1,497	(84)	41,138	12	Unrated	4.47%	5.10%	12
Total/Weighted Average	$1,212,770	$1,143,777	$4,326	$(9,047)	$1,139,056	158		3.80%	3.62%	25

As of December 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of March 31, 2017

	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$16,892	$214	$(323)	$16,783	3	(B)	4.18%	3.90%	8
Over 10 Years	1,196,701	1,126,885	4,112	(8,724)	1,122,273	155	(B)	3.79%	3.61%	25
Total/Weighted Average	$1,212,770	$1,143,777	$4,326	$(9,047)	$1,139,056	158		3.80%	3.62%	25

As of December 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$17,110	$185	$(454)	$16,841	3	(B)	4.18%	3.94%	8
Over 10 Years	734,641	661,195	2,776	(8,908)	655,063	101	(B)	3.73%	3.52%	24
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average stated maturity.

At March 31, 2017 and December 31, 2016, the Company pledged Agency RMBS investments with a carrying value of approximately $812.3 million and $608.6 million, respectively, as collateral for repurchase agreements. At March 31, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered other-than-temporary are recognized currently in earnings. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads, or certain macroeconomic events, which did not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that all of its investments in Agency RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

The Company did not record any OTTI during the three month period ended March 31, 2017. There was approximately $173,000 of OTTI during the year ended December 31, 2016.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2017

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$371,708	$364,658	$(6,387)	$358,271	49	(B)	3.78%	3.54%	27
Twelve or More Months	264,515	227,513	(2,660)	224,853	37	(B)	3.60%	3.49%	23
Total/Weighted Average	$636,223	$592,171	$(9,047)	$583,124	86		3.71%	3.52%	26

As of December 31, 2016

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$494,847	$476,129	$(9,362)	$466,767	68	(B)	3.65%	3.40%	25
Total/Weighted Average	$494,847	$476,129	$(9,362)	$466,767	68		3.65%	3.40%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities. Prior period amounts have been reclassified to conform to current period presentation.

(D)
The weighted average stated maturity. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

Excess MSRs

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 1”) with Freedom Mortgage to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on the related pool of residential fixed rate Ginnie Mae-eligible FHA and VA mortgage loans with an aggregate UPB of approximately $10.0 billion (“Excess MSR Pool 1”). Freedom Mortgage was entitled to receive an initial weighted average total mortgage servicing amount of approximately 28 basis points (“bps”) on the performing UPB, as well as any ancillary income from Excess MSR Pool 1. Pursuant to Excess MSR Agreement 1, Freedom Mortgage performed all servicing functions and advancing functions related to Excess MSR Pool 1 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 8 bps. The remainder, or “excess mortgage servicing amount,” was initially equal to a weighted average of 20 bps.

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

In October 2013, the Company entered into an agreement (“Excess MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding aggregate principal balance of approximately $10.7 billion (“Excess MSR Pool 2”). Freedom Mortgage was entitled to receive an initial weighted average total mortgage servicing amount of 44 bps on the performing UPB, as well as any ancillary income from Excess MSR Pool 2. Pursuant to Excess MSR Agreement 2, Freedom Mortgage performed all servicing functions and advancing functions related to Excess MSR Pool 2 for a basic fee (the amount representing reasonable compensation for performing the servicing duties) of 10 bps. Therefore, the remainder, or “excess mortgage servicing amount” was initially equal to a weighted average of 34 bps.

Pursuant to Excess MSR Agreement 2, the Company acquired the right to receive 50% of the excess mortgage servicing amount on Excess MSR Pool 2 and, subject to certain limitations and pursuant to a recapture agreement (the “Excess MSR Pool 2—Recapture Agreement”), 50% of the Excess MSRs on future mortgage loans originated by Freedom Mortgage that represented refinancings of loans in Excess MSR Pool 2 (which loans then become part of Excess MSR Pool 2) for approximately $38.4 million. Freedom Mortgage co-invested, pari passu with the Company, in 50% of the Excess MSRs. Freedom Mortgage, as servicer, also retained the ancillary income and the servicing obligations and liabilities.

In October 2013, the Company also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage (the “Flow and Bulk Excess MSR Purchase Agreement”). On February 28, 2014, pursuant to the Flow and Bulk Excess MSR Purchase Agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the first quarter of 2014 with an UPB of approximately $76.8 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $567,000. The terms of the purchase included recapture provisions that were the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

On March 31, 2014, pursuant to the Flow and Bulk Excess MSR Purchase Agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by a third party originator with an aggregate UPB of approximately $159.8 million. Freedom Mortgage purchased the MSRs on these mortgage loans from a third party on January 31, 2014. The Company acquired an approximate 71% interest in the Excess MSRs for approximately $946,000. The terms of the purchase included recapture provisions that were the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

On June 30, 2014, pursuant to the Flow and Bulk Excess MSR purchase agreement, the Company purchased from Freedom Mortgage Excess MSRs on mortgage loans originated by Freedom Mortgage during the second quarter of 2014 with an aggregate UPB of approximately $98.1 million. The Company acquired an approximate 85% interest in the Excess MSRs for approximately $661,000. The terms of the purchase included recapture provisions that were the same as those in the Excess MSR acquisition agreements the Company entered into with Freedom Mortgage in October 2013.

The mortgage loans underlying the Excess MSRs purchased in 2014 are collectively referred to as “Excess MSR Pool 2014,” and the recapture provisions, which are identical, are collectively referred to as the “Excess MSR Pool 2014—Recapture Agreement.”

On November 15, 2016, the Company agreed to sell all of its Excess MSRs back to Freedom Mortgage. Excess MSR Pool 1 and Excess MSR Pool 2014 were sold on November 15, 2016, and Excess MSR Pool 2 was sold on February 1, 2017. Each of the Excess MSR purchase agreements was terminated at the time the related pool(s) of Excess MSRs were sold. See Note 7.

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

See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs.

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)(C)
MSRs
Conventional	$3,170,673	$31,871	(D)	$31,088	3.81%	23.5	(783)
Government	4,421,039	32,515	(D)	45,610	3.36%	28.5	13,095
Total	$7,591,712	$64,386		$76,698	3.55%	26.4	$12,312

As of December 31, 2016

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)(C)
Excess MSR Pool 2	6,053,142	19,754	(E)	28,526	2.96%	26.3	(493)
Excess MSR Pool 2 - Recapture Agreement	-	1,187	(E)	866		-	742
Conventional MSRs	3,262,181	35,156	(D)	31,871	3.81%	23.7	(3,285)
Total	$9,315,323	$56,097		$61,263	3.26%	25.4	$(3,036)

(A)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of March 31, 2017 and December 31, 2016 is reflected in the respective pool.
(D)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns.
(E)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of March 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	12.4%
New Jersey	8.2%
Texas	5.6%
Utah	5.5%
Florida	5.1%
All other	63.2%
Total	100.0%

As of December 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
Texas	10.0%
California	8.9%
Florida	6.7%
Virginia	5.9%
North Carolina	5.8%
Georgia	5.8%
New Jersey	5.6%
Washington	5.5%
Colorado	5.2%
All other	40.6%
Total	100.0%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant states. Any such downturn in a state where the Company holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and, therefore, could have a meaningful, negative impact on the Company’s Servicing Related Assets.

Note 6 — Equity and Earnings per Share

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (“2013 Plan”). The 2013 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership.

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

					Number of Securities Remaining Available For
	LTIP-OP Units		Shares of Common Stock		Future Issuance Under	Issuance
	Issued	Forefitted	Issued	Forefitted	Equity Compensation Plans	Price
March 31, 2016	(103,850)	-	(19,038)	-	1,377,112
Number of securities issued or to be issued upon exercise	(36,500)	916	(9,465)	-	(45,049)	$15.80
June 30, 2016	(140,350)	916	(28,503)	-	1,332,063
Number of securities issued or to be issued upon exercise	-	-	-	3,155	3,155
September 30, 2016	(140,350)	916	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-
December 31, 2016	(140,350)	916	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-
March 31, 2017	(140,350)	916	(28,503)	3,155	1,335,218

LTIP-OP Units are a special class of partnership interest in the Operating Partnership. LTIP-OP Units may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. Initially, LTIP-OP Units do not have full parity with the Operating Partnership’s common units of limited partnership interest (“OP Units”) with respect to liquidating distributions; however, LTIP-OP Units receive, whether vested or not, the same per-unit distributions as OP Units and are allocated their pro-rata share of the Operating Partnership’s net income or loss. Under the terms of the LTIP-OP Units, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in the Operating Partnership’s valuation from the time of grant of the LTIP-OP Units until such event will be allocated first to the holders of LTIP-OP Units to equalize the capital accounts of such holders with the capital accounts of the holders of OP Units. Upon equalization of the capital accounts of the holders of LTIP-OP Units with the other holders of OP Units, the LTIP-OP Units will achieve full parity with OP Units for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP-OP Units may be converted into an equal number of OP Units at any time and, thereafter, enjoy all the rights of OP Units, including redemption rights. Each LTIP-OP Unit awarded is deemed equivalent to an award of one share of the Company’s common stock under the 2013 Plan and reduces the 2013 Plan’s share authorization for other awards on a one-for-one basis.

An LTIP-OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of LTIP-OP Units that have reached parity with OP Units have the right to redeem their LTIP-OP Units, subject to certain restrictions. The redemption is required to be satisfied, in cash, or at the Company’s option, the Company may purchase the OP Units for common stock, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each LTIP-OP Unit. When an LTIP-OP Unit holder redeems an OP Unit (as described above), non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased.

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

LTIP-OP Units vest ratably over the first three annual anniversaries of the grant date. The fair value of each LTIP-OP Unit was determined based on the closing price of the Company’s common stock on the applicable grant date in all other cases.

As of March 31, 2017, 69,901 LTIP-OP Units have vested. The Company recognized approximately $135,000 and $147,000 in share-based compensation expense in the three month periods ended March 31, 2017 and 2016, respectively. There was approximately $705,500 of total unrecognized share-based compensation expense as of March 31, 2017, related to the 69,901 non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

On January 27, 2014, the Company granted each of the independent directors pursuant to the 2013 Plan $10,000 (based on the closing price on the grant date) of common stock (530 shares each for a total of 1,590 shares), which were fully vested on the date of grant, and $50,000 (based on the closing price on the date of grant) of restricted shares of common stock (2,651 shares each for a total of 7,953 shares) which were subject to forfeiture in certain circumstances within one year from the grant date. The restricted shares are no longer subject to forfeiture and are vested.

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

As of March 31, 2017, 1,335,218 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated interim financial statements relate to LTIP-OP Units in the Operating Partnership held by parties other than the Company.

As of March 31, 2017, the non-controlling interest holders in the Operating Partnership owned 139,434 LTIP-OP Units, or approximately 1.1% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to common stockholders and participating securities	$22,587	$(7,162)
Net income allocable to common stockholders	$22,178	$(7,063)
Denominator:
Weighted average common shares outstanding	7,634,038	7,509,543
Weighted average diluted shares outstanding	7,640,348	7,519,038
Basic and Dilutive:
Basic earnings per share	$2.91	$(0.94)
Diluted earnings per share	$2.90	$(0.94)

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

Management Fee to Affiliate

	Three Months Ended March 31,
	2017	2016
Management fees	$701	$560
Compensation reimbursement	191	130
Total	$892	$690

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. During the quarter ended March 31, 2017, MSRs on 40 loans with an aggregate UPB of approximately $10.2 million had been received from Freedom Mortgage which generated approximately $24,600 in fees due to Freedom Mortgage.

Sale of Excess MSRs

On November 15, 2016, the Company completed the sale of the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. At the closing, the Company received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on the Company’s $25 million term loan facility with NexBank SSB (the “NexBank term loan”), with a portion of the cash proceeds and released the Company’s security interests arising under Excess MSR Agreement 1 and the Flow and Bulk Excess MSR Purchase Agreement. The Company invested the remaining cash proceeds in Agency RMBS and expects to redeploy those proceeds into future MSR acquisitions.  The Company completed the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of those Excess MSRs, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a weighted average servicing fee of approximately 30 basis points. The Ginnie Mae MSRs relate to a pool consisting primarily of newly originated Ginnie Mae conforming mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. At the closing of the sale of the Excess MSRs in Excess MSR Pool 2, the Company repaid the remaining outstanding borrowings drawn on the NexBank term loan with cash on hand.  In addition, the acknowledgment agreement that the Company and Freedom Mortgage entered into with Ginnie Mae at the time of the IPO was terminated.

In connection with the sale transactions, Freedom Mortgage agreed to make 12 monthly yield maintenance payments to the Company beginning in December 2016 aggregating $3.0 million.

See Note 5 for a discussion of the now terminated co-investments in Excess MSRs with Freedom Mortgage. See Note 10 for a discussion of the now terminated acknowledgment agreement among the Company, Freedom Mortgage and Ginnie Mae.

Other Transactions with Affiliated Entities

The Company, through one of its subsidiaries, has entered into an uncommitted master repurchase agreement with Freedom Mortgage pursuant to which the Company may, from time to time, purchase a newly issued Ginnie Mae RMBS, subject to Freedom Mortgage’s agreement to repurchase the security at a future date, generally no more than 90 days later. The Company simultaneously re-hypothecates the security to one of its counterparties with whom it has a repurchase agreement, for an identical term. For the three month period ended March 31, 2017, there was no related income or expense earned or incurred. For the three month period ended March 31, 2016, the Company earned approximately $2,000 in income and had a corresponding expense of less than $1,000 which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statements of income. There were no such assets, or related liabilities, as of March 31, 2017 and December 31, 2016.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	March 31, 2017	December 31, 2016
Notional amount of interest rate swaps	$609,950	$415,850
Notional amount of swaptions	80,000	70,000
Notional amount of TBAs, net	-	(6,000)
Notional amount of Treasury futures	37,500	50,000
Notional amount of options on Treasury futures	15,000	20,000
Total notional amount	$742,450	$549,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2017	$609,950	1.70%	1.07%	5.5
December 31, 2016	$415,850	1.46%	0.90%	4.8

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
March 31, 2017	$80,000	2.76%	LIBOR-BBA	%	10.9
December 31, 2016	$70,000	2.74%	LIBOR-BBA	%	10.9

(A)	Floats in accordance with LIBOR.

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended March 31,
Non-Hedge Derivatives	Income Statement Location	2017	2016
Interest rate swaps	Realized gain (loss) on derivatives, net	$(159)	$(1,350)
Swaptions	Realized gain (loss) on derivatives, net	(69)	-
TBAs	Realized gain (loss) on derivatives, net	(112)	(82)
Treasury futures	Realized gain (loss) on derivatives, net	(677)	(29)
Total		$(1,017)	$(1,461)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association (“ISDA”). Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2017

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$8,240	$-	$8,240	$(8,240)	$-	$-
Swaptions	1,300	-	1,300	(1,300)	-	-
Total Assets	$9,540	$-	$9,540	$(9,540)	$-	$-

Liabilities
Repurchase agreements	$773,317	$-	$773,317	$(767,450)	$(5,867)	$-
Interest rate swaps	413	-	413	-	(413)	-
TBAs	83	-	83	(83)	-	-
Treasury futures	144	-	144	661	(805)	-
Total Liabilities	$773,957	$-	$773,957	$(766,872)	$(7,085)	$-

As of December 31, 2016

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,639	$-	$7,639	$(7,639)	$-	$-
Swaptions	1,482	-	1,482	(1,482)	-	-
Total Assets	$9,121	$-	$9,121	$(9,121)	$-	$-

Liabilities
Repurchase agreements	$594,615	$-	$594,615	$(574,181)	$(20,434)	$-
Interest rate swaps	339	-	339	-	(339)	-
TBAs	75	-	75	(75)	-	-
Treasury futures	280	-	280	526	(806)	-
Total Liabilities	$595,309	$-	$595,309	$(573,730)	$(21,579)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2017 and December 31, 2016.

Excess MSRs

The Company held a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheet at December 31, 2016. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at March 31, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2017 and December 31, 2016.

Derivative Instruments

The Company enters into a variety of derivative financial instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its financial derivative instruments. As a result, the Company classified 100% of the derivative instruments as Level 2 fair value assets and liabilities at March 31, 2017 and December 31, 2016.

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

Recurring Fair Value Measurements

As of March 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$728,267	$-	$728,267
Freddie Mac	-	369,651	-	369,651
CMOs	-	41,138	-	41,138
RMBS total	-	1,139,056	-	1,139,056
Derivative assets
Interest rate swaps	-	8,240	-	8,240
Interest rate swaptions	-	1,300	-	1,300
Derivative assets total	-	9,540	-	9,540
Servicing related assets	-	-	76,698	76,698
Total Assets	$-	$1,148,596	$76,698	$1,225,294
Liabilities
Derivative liabilities
Interest rate swaps	-	413	-	413
TBAs	-	83	-	83
Treasury futures	-	144	-	144
Derivative liabilities total	-	640	-	640
Total Liabilities	$-	$640	$-	$640

As of December 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$448,937	$-	$448,937
Freddie Mac	-	198,103	-	198,103
CMOs	-	24,864	-	24,864
RMBS total	-	671,904	-	671,904
Derivative assets
Interest rate swaps	-	7,639	-	7,639
Interest rate swaptions	-	1,482	-	1,482
Derivative assets total	-	9,121	-	9,121
Servicing related assets	-	-	61,263	61,263
Total Assets	$-	$681,025	$61,263	$742,288
Liabilities
Derivative liabilities
Interest rate swaps	-	339	-	339
TBAs	-	75	-	75
Treasury futures	-	280	-	280
Derivative liabilities total	-	694	-	694
Total Liabilities	$-	$694	$-	$694

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2017 and December 31, 2016 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2017

	Level 3 (A)
	Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	33,340	33,340
Sales	(35,905)	-	(36,748)
Other changes (B)	6,513	(825)	6,531
Purchases, sales and principal paydowns:	$(29,392)	$32,515	$3,123
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	13,265	13,265
Other changes in fair value (C)	-	(953)	(953)
Unrealized gain (loss) included in Net Income	$-	$12,312	$12,312
Balance at March 31, 2017	$-	$76,698	$76,698

As of December 31, 2016

	Level 3 (A)
	Pool 1	Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases, sales and principal paydowns:
Purchases	-	-	-	16,179	16,179
Sales	(39,916)	-	(1,179)	-	(41,095)
Proceeds from principal paydowns	(3,566)	(3,911)	(327)	-	(7,804)
Other changes (B)	-	-	-	(784)	(784)
Purchases, sales and principal paydowns:	$(43,482)	$(3,911)	$(1,506)	$15,395	$(33,504)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	249	-	227	476
Other changes in fair value (C)	-	-	-	(3,512)	(3,512)
Unrealized gain (loss) included in Net Income	$-	$249	$-	$(3,285)	$(3,036)
Balance at December 31, 2016	$-	$29,392	$-	$31,871	$61,263

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$31,088	Discounted cash flow	Constant prepayment speed	0.4% - 21.6%	10.6%
			Uncollected payments	0.4% - 5.2%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$71
Government	$45,610	Discounted cash flow	Constant prepayment speed	5.3% - 20.5%	8.6%
			Uncollected payments	1.6% - 67.0%	3.7%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$76,698	Discounted cash flow

As of December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Excess MSR Pool 2	$29,392	Discounted cash flow	Constant prepayment speed	7.8% - 31.9%	14.3%
			Uncollected Payments	8.3% - 13.1%	11.9%
			Discount rate		16.2%
Conventional MSRs	$31,871	Discounted cash flow	Constant prepayment speed	7.1% - 24.9%	10.6%
			Uncollected payments	0.8% - 1.4%	1.3%
			Discount rate		9.3%
			Annual cost to service, per loan		$64
TOTAL	$61,263	Discounted cash flow

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

Corporate debt that matures in more than one year with a floating rate generally approximates fair value.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of March 31, 2017 and December 31, 2016:

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2017 and December 31, 2016.

Commitments to Purchase/Sell RMBS

As of March 31, 2017 and December 31, 2016, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2017, the Company was obligated to purchase approximately $257.8 million of Fannie Mae and Freddie Mac securities and was not obligated to sell any securities and they have been classified within "payables for unsettled trades" on the consolidated balance sheet. As of December 31, 2016, the Company was not obligated to purchase any securities and was obligated to sell approximately $6.0 million of securities which have been classified within “payables for unsettled trades” on the consolidated balance sheets.

Acknowledgment Agreements

In order to have Ginnie Mae acknowledge our interest in Excess MSRs related to FHA and VA mortgage loans that were pooled into securities guaranteed by Ginnie Mae, the Company entered into an acknowledgment agreement with Ginnie Mae and Freedom Mortgage. Under that agreement, if Freedom Mortgage failed to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, the Company would have been obligated to make that payment even though the payment may have related to loans for which the Company did not own any Excess MSRs. The Company’s failure to make that payment would have resulted in liability to Ginnie Mae for any losses or claims that it suffered as a result.  This agreement was terminated in February 2017 in connection with the disposition of the remaining Excess MSRs back to Freedom Mortgage.

In connection with the MSR Financing Facility (as defined below) entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 12—Notes Payable for a description of the MSR Financing Facility.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $773.3 million and $594.6 million of repurchase agreements as of March 31, 2017 and December 31, 2016, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 78 days and 65 days as of March 31, 2017 and December 31, 2016, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$149,363	1.04%
One to three months	269,063	0.98%
Greater than three months	354,891	1.08%
Total/Weighted Average	$773,317	1.04%

As of December 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$60,690	1.14%
One to three months	456,502	0.91%
Greater than three months	77,423	0.90%
Total/Weighted Average	$594,615	0.93%

There were no overnight or demand securities as of March 31, 2017 or December 31, 2016.

Note 12 – Notes Payable

At December 31, 2016 the Company had outstanding borrowings of $8.9 million on the $25 million NexBank term loan. The $25 million NexBank term loan was paid in full in connection with the sale of the Excess MSRs in Excess MSR Pool 2 back to Freedom Mortgage in February 2017.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the "MSR Financing Facility"), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule).

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of March 31, 2017

	2018	2019	2020	2021	2022	Total
MSR Financing Facility
Borrowings under MSR Financing facility	$-	$616	$1,282	$1,352	$12,750	$16,000

As of December 31, 2016

	2017	2018	2019	2020	2021	Total
Term Loan
Borrowings under Term Loan facility	$2,841	$3,005	$3,040	$-	$-	$8,886
MSR Financing Facility
Borrowings under MSR Financing facility	$-	$271	$1,118	$1,175	$11,436	$14,000

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2017	December 31, 2016
Excess servicing income receivable	$2,000	$5,598
Servicing advances	3,063	1,432
Interest receivable	2,741	2,069
Repurchased loans held for sale	474	1,570
Other receivables	2,007	1,628
Total other assets	$10,285	$12,297

The Company only records as an asset those servicing advances that the Company deems recoverable.

As a result of the Company's investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. The Company did not purchase any loans in the three month period ended March 31, 2017. In the year ended December 31, 2016, the Company purchased five loans, with an aggregate UPB of approximately $1.64 million at the time of purchase, as required by the applicable agency. Four of these loans have been sold with no resulting loss. The remaining repurchased loan is considered to be a Level 2 Asset and is expected to be sold in 2017.

Note 14 – Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is the Company’s policy to distribute all or substantially all of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company can elect to distribute such shortfall within the next year as permitted by the Code.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Current federal income tax expense	$7	$-
Current state income tax expense	1	-
Deferred federal income tax expense (benefit)	1,201	(499)
Deferred state income tax expense (benefit)	130	(91)
Total Income Tax Expense	$1,339	$(590)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2017		2016
Computed income tax (benefit) expense at federal rate	$8,374	35.0%	$(2,713)	35.0%
State taxes, net of federal benefit, if applicable	136	0.6%	(59)	0.8%
Permanent differences in taxable income from GAAP pre-tax income	-	-	-	(0.1)
REIT income not subject to tax	(7,171)	(30.0)%	2,182	(28.1)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$1,339	5.6%	$(590)	7.6

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2017 and December 31, 2016, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Income taxes payable
Federal income taxes payable	$7	$-
State and local income taxes payable	1	-
Income taxes payable	$8	$-

	March 31, 2017	December 31, 2016
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(50)	$(53)
Deferred tax - mortgage servicing rights	1,011	(340)
Total net deferred tax (assets) liabilities	$961	$(393)

The deferred tax liability as of March 31, 2017 was primarily related to mortgage servicing rights. The deferred tax liability as of December 31, 2016 was primarily related to mortgage servicing rights. No valuation allowance has been established at March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 15 – Subsequent Events

Events subsequent to March 31, 2017 were evaluated and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

All currency amounts are presented in thousands, except per share amounts or otherwise noted.

General

Cherry Hill Mortgage Investment Corporation (the “Company”, “we”, “our” or “us”) is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), an SEC-registered investment adviser and a related party of Freedom Mortgage Corporation (“Freedom Mortgage”).

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of mortgage servicing rights (“MSRs” or “Servicing Related Assets”) and residential mortgage-backed securities (“RMBS”), and subject to market conditions, other cash flowing residential mortgage assets.

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Since our IPO we have been, and we currently intend to continue as, a servicing-centric REIT with a substantial portion of our equity capital allocated to Servicing Related Assets. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”) in May 2015, these assets were limited to excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”). The acquisition of Aurora included a portfolio of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs with an aggregate unpaid principal balance (“UPB”) of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired three additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $3.1 billion as of their respective closing dates.

In October 2013, we entered into an agreement (“Excess MSR Agreement 1”) with Freedom Mortgage to invest in Excess MSRs with Freedom Mortgage. Freedom Mortgage originated the mortgage servicing rights on the related pool of residential fixed rate Government National Mortgage Association (“Ginnie Mae”) eligible Federal Housing Administration and Department of Veterans Affairs mortgage loans with an aggregate UPB of approximately $10.0 billion (“Excess MSR Pool 1”).  Also in October 2013, we entered into an agreement (“Excess MSR Agreement 2”) with Freedom Mortgage to invest with Freedom Mortgage in another pool of Excess MSRs. Freedom Mortgage acquired the mortgage servicing rights from a third-party seller on a pool of residential Ginnie Mae-eligible VA hybrid adjustable rate mortgage loans with an outstanding aggregate principal balance of approximately $10.7 billion (“Excess MSR Pool 2”).  We also entered into a flow and bulk Excess MSR purchase agreement related to future purchases of Excess MSRs from Freedom Mortgage in October 2013 (the “Flow and Bulk Excess MSR Purchase Agreement”).  In 2014, we purchased Excess MSRs from Freedom Mortgage in a series of separate transactions.  We refer to the mortgage loans underlying the Excess MSRs purchased in 2014 collectively as “Excess MSR Pool 2014.”

On November 15, 2016, we completed the sale of the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. At the closing, we received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on our $25 million term loan with NexBank SSB (the “NexBank term loan”) with a portion of the cash proceeds and released our security interests arising under Excess MSR Agreement 1 and the Flow and Bulk Excess MSR Purchase Agreement. We invested the remaining cash proceeds in RMBS, the payment of principal and interest on which is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise (“Agency RMBS”), and we expect to redeploy those proceeds into future MSR acquisitions. We completed the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a weighted average servicing fee of approximately 30 basis points. The Ginnie Mae MSRs relate to a pool consisting primarily of newly originated Ginnie Mae conforming mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. At the closing of the sale of the Excess MSRs in Excess MSR Pool 2, we repaid the remaining outstanding borrowings drawn on the $25 million NexBank term loan with cash on hand. In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated. In connection with the sale transactions, Freedom Mortgage agreed to make 12 monthly yield maintenance payments to the Company beginning in December 2016 aggregating $3.0 million.

Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

In addition to Servicing Related Assets, we invest in whole pool Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. We have also invested in Agency collateralized mortgage obligations (“CMOs”) consisting of interest-only securities as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

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

We also operate our business in a manner that permits us to maintain our exclusion from registration as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

On March 29, 2017, we issued and sold 5,175,000 shares of  common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions before expenses of approximately $229,000. All of the net proceeds were used to invest in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs. As a result, we had approximately $257.8 million of Agency RMBS purchased but not yet settled as of March 31, 2017.  The settlement of these trades as well as additional purchases has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be redeployed into MSRs.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%
March 31, 2015	3.60%	1.92%	1.68%
December 31, 2014	3.66%	1.99%	1.67%
September 30, 2014	3.66%	2.00%	1.66%
June 30, 2014	3.72%	2.00%	1.71%
March 31, 2014	3.62%	2.10%	1.52%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs were, and MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business.  See “Part I, Item 1A. Risk Factors – Risks Related to our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our RMBS are carried at their fair value, as available-for-sale in accordance with Accounting Standards Codification (“ASC”) 320, Accounting for Certain Investments in Debt or Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results, but such changes will affect our book value. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

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

A slower than anticipated rate of prepayment also will cause the life of the related RMBS to extend beyond that which was projected. As a result, we would have a lower yielding asset for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. In the quarter ended March 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $10.2 million and paid fees of approximately $24,600 to Freedom Mortgage under this program.

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

Effects of Spreads on our Assets

The spread between the yield on our assets and our funding costs affects the performance of our business. Wider spreads imply greater income on new asset purchases but may have a negative impact on our stated book value. Wider spreads may also negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets. Conversely, tighter spreads imply lower income on new asset purchases but may have a positive impact on stated book value of our existing assets. In this case, we may be able to reduce the amount of collateral required to secure borrowings.

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Agency RMBS, we are subject to the credit risk of the borrowers under the loans for which we hold MSRs. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with U.S. Securities and Exchange Commission guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320-10, Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we elect to classify substantially all of our securities as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. See “–Valuation of Financial Instruments.”

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”), in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. Whereas, if the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

Investments in Excess MSRs

Upon acquisition, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we record a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in “–Revenue Recognition on Investments in Excess MSRs” below.

The fair values of Excess MSRs are determined by projecting net servicing cash flows, which are then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values are corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs are reported in other income or loss in our consolidated statements of income (loss). For additional information on our fair value methodology, see “Part I, Item 1. Notes to Consolidated Financial Statements— Note 9. Fair Value.”

As of March 31, 2017, all of our Excess MSRs have been sold back to Freedom Mortgage.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs are aggregated into pools as applicable, and each pool of Excess MSRs is accounted for in the aggregate. Income for Excess MSRs is accreted into income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which will be recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis are recorded as “Unrealized gain (loss) on investments in Excess MSRs” in our consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the Excess MSRs, and therefore may differ from their effective yields.

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). In determining the valuation of MSRs, management used internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see Part I, Item 1. Notes to Consolidated Financial Statements— Note 9. Fair Value).

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $3.1 million and $1.4 million in reimbursable servicing advances were receivable at March 31, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), CHMI Solutions, Inc. and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the extended transition period, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2017	2016
Income
Interest income	$6,078	$5,188
Interest expense	2,431	1,657
Net Interest Income	3,647	3,531
Servicing fee income	4,574	1,495
Servicing costs	1,227	402
Net servicing income	3,347	1,093
Other Income (Loss)
Realize gain (loss) on RMBS, net	(256)	320
Realized gain (loss) on investments in Excess MSRs, net	6,678	-
Realized gain (loss) on derivatives, net	(1,017)	(1,461)
Unrealized gain (loss) on derivatives, net	1,082	(5,198)
Unrealized gain (loss) on Excess MSRs	-	(2,307)
Unrealized gain (loss) on investments in MSRs	12,312	(2,232)
Total Income	25,793	(6,254)
Expenses
General and administrative expense	975	808
Management fee to affiliate	892	690
Total Expenses	1,867	1,498
Income (Loss) Before Income Taxes	23,926	(7,752)
(Benefit from) provision for corporate business taxes	1,339	(590)
Net Income (Loss)	22,587	(7,162)
Net income allocated to LTIP - OP Units	(409)	99
Net income (loss) Applicable to Common Stockholders	$22,178	$(7,063)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended March 31, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$5,555	$-	$6,078
Interest expense	114	2,317	-	2,431
Net interest income	409	3,238	-	3,647
Servicing fee income	4,574	-	-	4,574
Servicing costs	1,227	-	-	1,227
Net servicing income	3,347	-	-	3,347
Other income	18,990	(191)	-	18,799
Other operating expenses	-	-	1,867	1,867
Corporate business taxes	1,339	-	-	1,339
Net income (loss)	$21,407	$3,047	$(1,867)	$22,587

	Three Months Ended March 31, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$1,444	$3,744	$-	$5,188
Interest expense	340	1,317	-	1,657
Net interest income	1,104	2,427	-	3,531
Servicing fee income	1,495	-	-	1,495
Servicing costs	402	-	-	402
Net servicing income	1,093	-	-	1,093
Other income	(4,539)	(6,339)	-	(10,878)
Other operating expenses	-	-	1,498	1,498
Corporate business taxes	(590)	-	-	(590)
Net income (loss)	$(1,752)	$(3,912)	$(1,498)	$(7,162)

Interest Income

Interest income for the three month period ended March 31, 2017, was $6.1 million as compared to $6.8 million for the three month period ended March 31, 2016 without the effect of the estimated "catch up" premium amortization (benefit) cost adjustment of approximately $(1.6) million. This adjustment makes the interest income for Servicing Related Assets for the three month period ended March 31, 2016 comparable to interest income for Servicing Related Assets for the three month period ended March 31,2017. The sale of the remaining Excess MSRs in the first quarter of 2017 resulted in reduced interest income in the quarter ended March 31, 2017. The $727,000 decrease in interest income was comprised of a decrease of approximately $2.5 million in Servicing Related Assets and an increase of approximately $1.8 million in RMBS.

Interest Expense

Interest expense for the three month period ended March 31, 2017, was $2.4 million as compared to $1.7 million for the three month period ended March 31, 2016. The $774,000 increase was comprised of  a decrease approximately $226,000 from Servicing Related Assets and an increase approximately $1.0 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month period ended March 31, 2017, increased by approximately $19.0 million as compared to a decrease of approximately $4.5 million in the three-month period ended March 31, 2016. The increase was a function of the acquisition of Ginnie Mae MSRs as of February 1, 2017 on loans with an aggregate UPB of approximately $4.5 billion and the significant increase in the value of those MSRs, between the time the MSRs were identified to the trade and the closing of the sale.

Change in Fair Value of Derivatives

The fair value of derivatives at March 31, 2017 increased by approximately $1.1 million from December 31, 2016, primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the three month period ended March 31, 2017 increased by approximately $167,000 from the three month period ended March 31, 2016, primarily due to the growth of Aurora.

Management Fees to Affiliate

Management fees for the three month period ended March 31, 2017 increased by approximately $202,000 from the three month period ended March 31, 2016, primarily due to an increase in book value and additional pass through costs.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units which are owned by directors and officers of the Company and by certain employees of Freedom Mortgage who provide services to us through the Manager, represents approximately 1.1% of net income for the year ended March 31, 2017.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	1,672
Accumulated other comprehensive gain (loss), March 31, 2017	$(4,721)

Three Months Ended March 31, 2016
Accumulated other comprehensive gain (loss), December 31, 2015	$(197)
Other comprehensive income (loss)	7,332
Accumulated other comprehensive gain (loss), March 31, 2016	$7,135

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended March 31, 2017, a 5.7 basis point increase in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $1.7 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives and changes in fair value of MSRs primarily due to realization of expected cash flows (runoff). MSRs are adjusted to exclude outstanding LTIP-OP units in our Operating Partnership. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium authorization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended March 31, 2017, as compared to the three month period ended March 31, 2016, increased by approximately $679,000 or $0.08 per average common share primarily due to slower CPR speeds on conventional MSRs and early pay off ("EPO") protection on the MSR portfolio that we acquired in the first quarter of 2017. This EPO protection will expire on May 31, 2017.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$22,587	$(7,162)
Realized (gain) loss on RMBS, net	256	(320)
Realized (gain) loss on investments in Excess MSRs, net	(6,678)	-
Realized (gain) loss on derivatives, net	1,017	1,461
Unrealized (gain) loss on derivatives, net	(1,082)	5,198
Unrealized (gain) loss on investments in Excess MSRs	-	2,307
Unrealized (gain) loss on investments in MSRs	(12,312)	2,232
Tax (benefit) expense on unrealized (gain) loss on MSRs	1,351	(629)
Estimated "catch up" premium amortization (benefit) cost	-	1,617
Changes due to realization of expected cash flows	(953)	(478)
Yield maintenance income	750	-
Total core earnings:	$4,936	$4,226
Core earnings attributable to noncontrolling interests in Operating Partnership	(89)	(58)
Core Earnings Attributable to Common Stockholders	$4,847	$4,168
Core Earnings Attributable to Common Stockholders, per Share	$0.63	$0.55
GAAP Net income (Loss) Per Share of Common Stock	$2.91	$(0.94)

Our Portfolio

Excess MSRs

As of December 31, 2016, we had approximately $29.4 million of estimated carrying value of Excess MSRs which were sold to Freedom Mortgage on February 1, 2017.  As a result, we have no investments in Excess MSRs at March 31, 2017.

Our investments at December 31, 2016 represented between a 50% and 85% interest in the Excess MSRs on one pool of mortgage loans with an aggregate UPB at December 31, 2016 of approximately $6.1 billion. Freedom Mortgage was the servicer of the loans underlying these Excess MSRs and earned a basic fee and all ancillary income associated with the portfolio in exchange for providing all servicing functions. In addition, Freedom Mortgage retained the remaining interest in the Excess MSRs. We did not have any servicing duties, liabilities or obligations associated with the servicing of the portfolio underlying these Excess MSRs. These investments in Excess MSRs were subject to a recapture agreement with Freedom Mortgage which has been terminated in connection with the sale described above.

Excess MSR Collateral Characteristics

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 2
Original Pool	$12,734	$10,704,024	$3,695,561	26,338	2.58%	304	54	100.0%
Recaptured Loans	15,792	-	2,357,581	15,051	3.56%	333	12	0.0%
Recapture Agreement	866	-	-	-	-	-	-	-
Excess MSR Pool 2 Total/WA	$29,392	$10,704,024	$6,053,142	41,389	2.96%	315	38	61.1%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to adjustable-rate residential mortgage loan (“ARMs”) and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. On October 30, 2015, Aurora acquired a portfolio of MSRs on Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $1.4 billion. On January 29, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $463 million. In addition, on June 30, 2016, Aurora acquired a portfolio of MSRs on mortgage loans owned or securitized by Fannie Mae with an aggregate unpaid principal balance of approximately $1.3 billion. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,088	$3,170,673	3.81%	0.25%	282	34	0.1%
Government	45,610	4,421,039	3.36%	0.30%	342	11	-%
MSR Total/WA	$76,698	$7,591,712	3.55%	0.28%	317	20	0.0%

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%
MSR Total/WA	$19,761	$2,016,351	3.76%	0.25%	273	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$772,819	$732,675	$1,766	$(6,174)	$728,267	101	(B)	3.78%	3.56%	25
Freddie Mac	389,576	371,377	1,063	(2,789)	369,651	45	(B)	3.77%	3.52%	26
CMOs	50,375	39,725	1,497	(84)	41,138	12	Unrated	4.47%	5.10%	12
Total/Weighted Average	$1,212,770	$1,143,777	$4,326	$(9,047)	$1,139,056	158		3.80%	3.62%	25

As of December 31, 2016
	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)
The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value of settled securities. Prior period amounts have been reclassified to conform to current period presentation.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2017	December 31, 2016
Weighted Average Asset Yield	2.77%	3.22%
Weighted Average Interest Expense	1.35%	1.56%
Net Interest Spread	1.42%	1.66%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the MSR Financing Facility (as defined below).

In the future, sources of funds for liquidity may include potential additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. The recent sale of our common stock resulted in approximately $81.1 million net proceeds which have been initially invested in Agency RMBS pending re-deployment of a significant portion of such proceeds in MSRs. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS and Excess MSRs, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) OTTI on our securities, if any.

Repurchase Agreements

As of March 31, 2017, we had repurchase agreements with 24 counterparties and approximately $773.3 million of outstanding repurchase agreement borrowings from 17 of those counterparties, which were used to finance RMBS. As of March 31, 2017, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2017, was approximately 5.2%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds received from the following sources pending the redeployment of a portion of such funds into MSR investments: amounts borrowed under the MSR Financing Facility and the sale of our Excess MSRs.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.2% and 5.4% as of March 31, 2017 and December 31, 2016, respectively. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$155,868	$149,363	1.04%
One to three months	282,103	269,063	0.98%
Greater than three months	374,364	354,891	1.08%
Total/Weighted Average	$812,335	$773,317	1.04%

As of December 31, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$65,121	$60,690	1.14%
One to three months	464,585	456,502	0.91%
Greater than three months	78,854	77,423	0.90%
Total/Weighted Average	$608,560	$594,615	0.93%

The amount of collateral as of March 31, 2017 and December 31, 2016, including cash, was $818.2 million and $632.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2017 and December 31, 2016 was 78 days and 65 days, respectively.

MSR Financing Facility

In September 2016, Aurora and Cherry Hill QRS III, LLC (“QRS III”) entered into a loan and security agreement (the "MSR Financing Facility"), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At March 31, 2017 and December 31, 2016, approximately $16.0 million and $14.0 million, respectively, was outstanding under the MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $259.0 million and our investing activities used cash of approximately $464.0 million for the three month period ended March 31, 2017. The cash provided by operating activities and the cash used in investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings (loss) per share for the three month periods ended March 31, 2017 and March 31, 2016 were $2.90 and ($0.94), respectively.

Off-balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2017 and December 31, 2016, included repurchase agreements, borrowings under the $25 million NexBank term loan, our management agreement with our Manager, our subservicing agreement with Freedom Mortgage and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$773,317	$-	$-	$-	$773,317
Interest on repurchase agreement borrowings(A)	$900	$-	$-	$-	$900
MSR Financing Facility
Borrowings under MSR Financing facility	$-	$1,899	$14,101	$-	$16,000
Interest on MSR Financing borrowings	$750	$1,570	$1,090	$-	$3,410

As of December 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$594,615	$-	$-	$-	$594,615
Interest on repurchase agreement borrowings(A)	$877	$-	$-	$-	$877
Term Loan
Borrowings under Term Loan facility	$2,841	$6,045	$-	$-	$8,886
Interest on Term Loan borrowings	$424	$350	$-	$-	$774
MSR Financing Facility
Borrowings under MSR Financing facility	$-	$1,388	$12,612	$-	$14,000
Interest on MSR Financing borrowings	$622	$1,313	$1,075	$-	$3,010

(A)
Interest expense is calculated based on the interest rate in effect at March 31, 2017 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora's servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. During the quarter ended March 31, 2017, MSRs on 40 loans with an aggregate unpaid principal balance of approximately $10.2 million had been received from Freedom Mortgage which generated approximately $24,600 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in the Excess MSRs as of the dates indicated given several parallel changes in the discount rate and voluntary prepayment rate (dollars in thousands):

Excess MSR Fair Value Changes

As of December 31, 2016

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$32,595	$30,911	$29,392	$28,016	$26,763
Change in FV	$3,203	$1,519	$-	$(1,376)	$(2,629)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,710	$30,517	$29,392	$28,331	$27,336
Change in FV	$2,318	$1,125	$-	$(1,062)	$(2,056)
% Change in FV	8%	4%	-	(4)%	(7)%
Recapture Rate Shift in %
Estimated FV	$29,219	$29,306	$29,392	$29,479	$29,565
Change in FV	$(173)	$(87)	$-	$87	$173
% Change in FV	(1)%	(0)%	-	0%	1%

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$33,601	$32,300	$31,088	$29,956	$28,897
Change in FV	$2,514	$1,212	$-	$(1,132)	$(2,190)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,067	$32,520	$31,088	$29,759	$28,524
Change in FV	$2,979	$1,432	$-	$(1,329)	$(2,564)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,199	$31,643	$31,088	$30,532	$29,977
Change in FV	$1,111	$555	$-	$(555)	$(1,111)
% Change in FV	4%	2%	-	(2)%	(4)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$50,224	$47,812	$45,610	$43,593	$41,740
Change in FV	$4,614	$2,202	$-	$(2,017)	$(3,869)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$48,681	$47,098	$45,610	$44,209	$42,890
Change in FV	$3,072	$1,488	$-	$(1,400)	$(2,720)
% Change in FV	7%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$47,481	$46,545	$45,610	$44,674	$43,738
Change in FV	$1,871	$936	$-	$(936)	$(1,871)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2016

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$34,443	$33,110	$31,871	$30,716	$29,638
Change in FV	$2,573	$1,239	$-	$(1,155)	$(2,232)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,963	$33,355	$31,871	$30,497	$29,222
Change in FV	$3,093	$1,485	$-	$(1,374)	$(2,648)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,915	$32,393	$31,871	$31,348	$30,826
Change in FV	$1,044	$522	$-	$(522)	$(1,044)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2017

		Fair Value Change
	March 31, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,073,693
RMBS Total Return (%)		(0.49)%	(1.08)%	(1.75)%	(2.48)%	(4.10)%
RMBS Dollar Return		$(5,217)	$(11,502)	$(18,603)	$(26,433)	$(43,718)

As of December 31, 2016

		Fair Value Change
	December 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$672,190
RMBS Total Return (%)		(0.46)%	(1.02)%	(1.66)%	(2.37)%	(3.87)%
RMBS Dollar Return		$(3,069)	$(6,769)	$(11,092)	$(15,775)	$(25,834)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2017, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2017, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment, dated January 9, 2017, to the letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 9, 2017	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President (Principal Executive Officer)

May 9, 2017	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2017

INDEX OF EXHIBITS

Exhibit Number	Description

10.1*	Amendment, dated January 9, 2017, to the letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.