Form 10-Q
period 2017-06-30
Cherry Hill Mortgage Investment Corp
filed 2017-08-08
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, there were 12,708,547 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s ability to raise capital through the sale of its equity and debt securities;

•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to acquire mortgage servicing rights (“MSRs”);

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
 (in thousands — except share data)

	(unaudited) June 30, 2017	December 31, 2016
Assets
RMBS, available-for-sale (including pledged assets of $1,251,770 and $608,560, respectively)	$1,378,434	$671,904
Investments in Servicing Related Assets at fair value (including pledged assets of $74,455 and $61,263, respectively)	74,455	61,263
Cash and cash equivalents	30,520	15,824
Restricted cash	19,282	22,469
Derivative assets	7,106	9,121
Receivables and other assets	12,830	12,297
Total Assets	$1,522,627	$792,878
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,197,440	$594,615
Derivative liabilities	3,265	694
Notes payable	35,500	22,886
Dividends payable	6,228	4,816
Due to affiliates	2,533	1,894
Payables for unsettled trades	14,872	6,202
Accrued expenses and other liabilities	7,162	5,762
Total Liabilities	$1,267,000	$636,869
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued and outstanding as of June 30, 2017 and December, 31, 2016	$-	$-
Common stock, $0.01 par value, 500,000,000 shares authorized and 12,708,547 shares issued and outstanding as of June 30, 2017 and 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of December, 31, 2016	127	75
Additional paid-in capital	229,345	148,457
Retained earnings	22,807	12,093
Accumulated other comprehensive income (loss)	1,166	(6,393)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$253,445	$154,232
Non-controlling interests in Operating Partnership	2,182	1,777
Total Stockholders’ Equity	$255,627	$156,009
Total Liabilities and Stockholders’ Equity	$1,522,627	$792,878

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income
Interest income	$10,002	$7,135	$16,080	$12,323
Interest expense	4,292	1,885	6,723	3,542
Net interest income	5,710	5,250	9,357	8,781
Servicing fee income	5,493	1,574	10,067	3,069
Servicing costs	991	501	2,218	903
Net servicing income (loss)	4,502	1,073	7,849	2,166
Other income (loss)
Realized gain (loss) on RMBS, net	(77)	235	(333)	555
Realized gain (loss) on investments in Excess MSRs, net	-	-	6,678	-
Realized gain (loss) on derivatives, net	(1,797)	(299)	(2,814)	(1,760)
Unrealized gain (loss) on derivatives, net	(4,633)	(1,228)	(3,551)	(6,426)
Unrealized gain (loss) on investments in Excess MSRs	-	(149)	-	(2,456)
Unrealized gain (loss) on investments in MSRs	(4,507)	(3,076)	7,805	(5,308)
Total Income (Loss)	(802)	1,806	24,991	(4,448)
Expenses
General and administrative expense	1,045	822	2,020	1,630
Management fee to affiliate	1,162	690	2,054	1,380
Total Expenses	2,207	1,512	4,074	3,010
Income (Loss) Before Income Taxes	(3,009)	294	20,917	(7,458)
(Benefit from) provision for corporate business taxes	(1,344)	10	(5)	(580)
Net Income (Loss)	(1,665)	284	20,922	(6,878)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	119	(1)	(293)	98
Net Income (Loss) Applicable to Common Stockholders	$(1,546)	$283	$20,629	$(6,780)
Net income (Loss) Per Share of Common Stock
Basic	$(0.12)	$0.04	$2.03	$(0.90)
Diluted	$(0.12)	$0.04	$2.03	$(0.90)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,695,090	7,509,543	10,164,564	7,509,543
Diluted	12,701,715	7,520,616	10,171,031	7,519,827

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,665)	$284	$20,922	$(6,878)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	5,810	4,730	7,226	12,382
Reclassification of net realized (gain) loss on RMBS included in earnings	77	(235)	333	(555)
Other comprehensive income (loss)	5,887	4,495	7,559	11,827
Comprehensive income (loss)	$4,222	$4,779	$28,481	$4,949
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(43)	68	399	70
Comprehensive income (loss) attributable to common stockholders	$4,265	$4,711	$28,082	$4,879

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2015	7,519,038	$75		$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	9,465	-	(A)	75	-	-	-	75
Net income	-	-		-	-	(6,780)	(98)	(6,878)
Other comprehensive income	-	-		-	11,827	-	-	11,827
LTIP-OP Unit awards	-	-		-	-	-	282	282
Distribution paid on LTIP-OP Units	-	-		-	-	-	(102)	(102)
Common dividends declared, $0.98 per share	-	-		-	-	(7,369)	-	(7,369)
Balance, June 30, 2016	7,528,503	$75		$148,407	$11,630	$(11,016)	$1,076	$150,172

Balance, December 31, 2016	7,525,348	$75		$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,183,199	52		80,888	-	-	-	80,940
Net income	-	-		-	-	20,629	293	20,922
Other comprehensive income	-	-		-	7,559	-	-	7,559
LTIP-OP Unit awards	-	-		-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-		-	-	-	(169)	(169)
Common dividends declared, $0.98 per share	-	-		-	-	(9,915)	-	(9,915)
Balance, June 30, 2017	12,708,547	$127		$229,345	$1,166	$22,807	$2,182	$255,627

(A)	de minimis ($95.00 rounds to $0.00).

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$20,922	$(6,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	333	(555)
Realized gain (loss) on investments in Excess MSRs, net	(6,678)	-
Amortization of premiums on investment securities	3,268	1,851
Change in fair value of investments in Servicing Related Assets	(7,805)	7,764
Unrealized (gain) loss on derivatives, net	3,551	6,426
Realized (gain) loss on derivatives, net	2,814	1,760
LTIP-OP Unit awards	281	282
Changes in:
Receivables and other assets	(368)	(596)
Due to affiliate	639	134
Payables for unsettled trades	8,670	4,421
Accrued expenses and other liabilities	2,812	3,795
Net cash provided by (used in) operating activities	$28,439	$18,404
Cash Flows From Investing Activities
Purchase of RMBS	(749,246)	(73,393)
Principal paydown of RMBS	39,064	24,514
Proceeds from sale of RMBS	7,610	45,501
Principal paydown of Excess MSRs	-	7,994
Proceeds from sale of Excess MSRs	35,905	-
Acquisition of MSRs	(34,779)	(15,297)
Purchase of derivatives	(1,779)	(2,006)
Net cash provided by (used in) investing activities	$(703,225)	$(12,687)
Cash Flows From Financing Activities
Changes in restricted cash	3,187	(5,909)
Borrowings under repurchase agreements	1,697,683	1,049,585
Repayments of repurchase agreements	(1,094,858)	(979,070)
Proceeds from Federal Home Loan Bank advances	-	7,000
Repayments of Federal Home Loan Bank advances	-	(69,250)
Proceeds from bank loans	22,000	-
Principal paydown of bank loans	(9,386)	(1,460)
Dividends paid	(9,915)	(7,369)
LTIP-OP Units distributions paid	(169)	(102)
Issuance of common stock, net of offering costs	80,940	75
Net cash provided by (used in) financing activities	$689,482	$(6,500)
Net Increase (Decrease) in Cash and Cash Equivalents	$14,696	$(783)
Cash and Cash Equivalents, Beginning of Period	15,824	10,603
Cash and Cash Equivalents, End of Period	$30,520	$9,820
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$3,550	$3,653
Dividends declared but not paid	$6,228	$3,689

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership LP (“Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

On March 29, 2017, the Company issued and sold 5,175,000 shares of its common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were used to invest on a temporary basis in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of Excess MSRs and MSRs (collectively, “Servicing Related Assets”); RMBS and derivatives; credit losses, including the period of time during which the Company anticipates an increase in the fair values of RMBS sufficient to recover unrealized losses on those RMBS; and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the interim consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates, and the differences may be material.

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

The Company also is subject to certain risks relating to its status as a REIT for U.S. federal income tax purposes. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on its REIT income (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

Fair value is determined under the guidance of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. Management’s judgment is used to arrive at the fair values of RMBS taking into account prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. Approximately $14.9 million in Agency RMBS purchased, but not yet settled, was payable at June 30, 2017. Approximately $6.2 million in Agency RMBS purchased, but not yet settled, was payable at December 31, 2016. All RMBS sold in the year ended December 31, 2016 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $4.3 million and $2.0 million in interest income was receivable at June 30, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS, on a quarterly basis, to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the Company does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company recorded approximately $77,000 of OTTI charges during the three month and six month periods ended June 30, 2017. OTTI recorded during the year ended December 31, 2016 was approximately $173,000. OTTI has been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income.

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at June 30, 2017.

Classification – The Company had elected the fair value option to record its investments in Excess MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company recorded a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. In determining the valuation of Excess MSRs in accordance with ASC 820, management used internally developed models that were primarily based on observable market-based inputs but which also included unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Revenue Recognition – Excess MSRs were aggregated into pools as applicable. Each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which were recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income statement as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon settlement date. Approximately $1.3 million and $5.6 million in Excess MSR cash flow was receivable at June 30, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

In connection with the sale of its Excess MSRs, the Company elected a settlement date accounting policy to account for the gain on sale from that transaction. For a further discussion of the Company’s sale of its Excess MSRs, see Note 7.

Investments in MSRs

Classification – The Company’s MSRs represent the contractual right to service mortgage loans. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $2.4 million and $1.4 million in reimbursable servicing advances were receivable at June 30, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Ginnie Mae MSRs were only acquired in February 2017, and advances on the Fannie Mae and Freddie Mac MSRs are expected to be recoverable, the Company has determined that no reserves for unrecoverable advances are necessary at June 30, 2017 and December 31, 2016. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. There were no loans purchased in the three and six month periods ended June 30, 2017. In the year ended December 31, 2016, the Company purchased five loans, with an aggregate UPB of approximately $1.6 million at the time of purchase, as required by the applicable agency. No loans were sold during the three month period ended June 30, 2017. Four of the five loans purchased were sold during the six month period ended June 30, 2017, and the Company did not recognize any losses on such sales.

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

The Company’s derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $13.5 million and $1.1 million at June 30, 2017 and December 31, 2016, respectively), (ii) as collateral for borrowings under its repurchase agreements (approximately $5.8 million and $20.4 million at June 30, 2017 and December 31, 2016, respectively) and (iii) as collateral for outstanding borrowings on a $25 million term loan secured by a pledge of the Company’s portfolio of Excess MSRs ($0.0 at June 30, 2017 and approximately $1.1 million at December 31, 2016). For further information on the restricted cash as it relates to the term loan, see Note 12.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$235	$-	$555
Loss on RMBS	(77)	-	(333)	-
Net realized gain (loss) on RMBS	(77)	235	(333)	555
Realized gain (loss) on derivatives, net	(1,797)	(299)	(2,814)	(1,760)
Unrealized gain (loss) on derivatives, net	(4,633)	(1,228)	(3,551)	(6,426)
Realized gain (loss) on Excess MSRs, net	-	-	6,678	-
Unrealized gain (loss) on Excess MSRs, net	-	(149)	-	(2,456)
Unrealized gain (loss) on MSRs, net	(4,507)	(3,076)	7,805	(5,308)
Realized gain (loss) on acquired assets, net	-	-	-	-
Total	$(11,014)	$(4,517)	$7,785	$(15,395)

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

Dividends Payable

Because the Company is organized and operated as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly and special dividend payments. The Company accrues the dividend payable on the dividend declaration date, which causes an offsetting reduction in retained earnings as of the dividend declaration date.

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

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU No. 2014-09. The Company evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC No. 606. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC No. 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC No. 606 contains a scope exception for contracts that fall under ASC No. 860. As a result, the Company does not expect the adoption of ASU No. 2014-09 to have a material impact on its consolidated financial statements.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other” which consists primarily of general and administrative expenses, including fees paid to the Company’s directors and management fees and reimbursements paid to the Manager pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Three Months Ended June 30, 2017
Interest income	$-	$10,002	$-	$10,002
Interest expense	123	4,169	-	4,292
Net interest income	(123)	5,833	-	5,710
Servicing fee income	5,493	-	-	5,493
Servicing costs	991	-	-	991
Net servicing income	4,502	-	-	4,502
Other income	(4,507)	(6,507)	-	(11,014)
Other operating expenses	-	-	2,207	2,207
(Benefit from) provision for corporate business taxes	(1,344)	-	-	(1,344)
Net income (loss)	$1,216	$(674)	$(2,207)	$(1,665)
Three Months Ended June 30, 2016
Interest income	$3,085	$4,050	$-	$7,135
Interest expense	333	1,552	-	1,885
Net interest income	2,752	2,498	-	5,250
Servicing fee income	1,574	-	-	1,574
Servicing costs	501	-	-	501
Net servicing income	1,073	-	-	1,073
Other income	(3,225)	(1,292)	-	(4,517)
Other operating expenses	-	-	1,512	1,512
(Benefit from) provision for corporate business taxes	10	-	-	10
Net income (loss)	$590	$1,206	$(1,512)	$284
Six Months Ended June 30, 2017
Interest income	$523	$15,557	$-	$16,080
Interest expense	237	6,486	-	6,723
Net interest income	286	9,071	-	9,357
Servicing fee income	10,067	-	-	10,067
Servicing costs	2,218	-	-	2,218
Net servicing income	7,849	-	-	7,849
Other income	14,483	(6,698)	-	7,785
Other operating expenses	-	-	4,074	4,074
(Benefit from) provision for corporate business taxes	(5)	-	-	(5)
Net income (loss)	$22,623	$2,373	$(4,074)	$20,922
Six Months Ended June 30, 2016
Interest income	$4,529	$7,794	$-	$12,323
Interest expense	673	2,869	-	3,542
Net interest income	3,856	4,925	-	8,781
Servicing fee income	3,069	-	-	3,069
Servicing costs	903	-	-	903
Net servicing income	2,166	-	-	2,166
Other income	(7,764)	(7,631)	-	(15,395)
Other operating expenses	-	-	3,010	3,010
(Benefit from) provision for corporate business taxes	(580)	-	-	(580)
Net income (loss)	$(1,162)	$(2,706)	$(3,010)	$(6,878)

Balance Sheet

June 30, 2017
Investments	$74,455	$1,378,434	$-	$1,452,889
Other assets	5,768	30,523	33,447	69,738
Total assets	80,223	1,408,957	33,447	1,522,627
Debt	35,500	1,197,440	-	1,232,940
Other liabilities	2,662	20,942	10,456	34,060
Total liabilities	38,162	1,218,382	10,456	1,267,000
Book value	$42,061	$190,575	$22,991	$255,627

December 31, 2016
Investments	$61,263	$671,904	$-	$733,167
Other assets	8,826	32,495	18,390	59,711
Total assets	70,089	704,399	18,390	792,878
Debt	22,886	594,615	-	617,501
Other liabilities	2,481	9,490	7,397	19,368
Total liabilities	25,367	604,105	7,397	636,869
Book value	$44,722	$100,294	$10,993	$156,009

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2017

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$933,876	$887,558	$2,951	$(5,308)	$885,201	123	(B)	3.80%	3.60%	26
Freddie Mac	450,161	426,039	1,418	(2,201)	425,256	52	(B)	3.79%	3.60%	26
CMOs	74,225	63,649	4,328	-	67,977	15	Unrated	5.04%	5.33%	12
Total/Weighted Average	$1,458,262	$1,377,246	$8,697	$(7,509)	$1,378,434	190		3.85%	3.68%	25

As of December 31, 2016

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of June 30, 2017

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Years to Maturity		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$16,696	$283	$(262)	$16,717	3	(B)	4.27%	4.09%	8
Over 10 Years	1,442,193	1,360,550	8,414	(7,247)	1,361,717	187	(B)	3.85%	3.67%	26
Total/Weighted Average	$1,458,262	$1,377,246	$8,697	$(7,509)	$1,378,434	190		3.85%	3.68%	25

As of December 31, 2016

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Years to Maturity		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$17,110	$185	$(454)	$16,841	3	(B)	4.18%	3.94%	8
Over 10 Years	734,641	661,195	2,776	(8,908)	655,063	101	(B)	3.73%	3.52%	24
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average stated maturity.

At June 30, 2017 and December 31, 2016, the Company pledged Agency RMBS investments with a carrying value of approximately $1,251.8 million and $608.6 million, respectively, as collateral for repurchase agreements. At June 30, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Unrealized losses that are considered OTTI are recognized currently in earnings. Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding period. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, the events of which will not directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that all of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

The Company recorded approximately $77,000 of OTTI charges during the three month and six month periods ended June 30, 2017. There was approximately $173,000 of OTTI recorded during the year ended December 31, 2016.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2017

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$583,304	$562,462	$(7,187)	$555,275	77	(B)	3.69%	3.48%	25
Twelve or More Months	9,825	9,921	(323)	9,598	1	(B)	3.50%	3.29%	29
Total/Weighted Average	$593,129	$572,383	$(7,510)	$564,873	78		3.69%	3.48%	25

As of December 31, 2016
						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$494,847	$476,129	$(9,362)	$466,767	68	(B)	3.65%	3.40%	25
Twelve or More Months	-	-	-	-	-		-%	-%	-
Total/Weighted Average	$494,847	$476,129	$(9,362)	$466,767	68		3.65%	3.40%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
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

Aurora subsequently acquired from third parties four portfolios of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate UPB of approximately $3.4 billion as of their respective closing dates.

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

The following is a summary of the Company’s Servicing Related Assets (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$3,317,157	$34,155	(C)	$31,491	3.83%	23.4	(2,664)
Government	4,290,023	32,495	(C)	42,964	3.36%	28.3	10,469
Total	$7,607,180	$66,650		$74,455	3.56%	26.1	$7,805

As of December 31, 2016

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 2	6,053,142	19,754	(E)	28,526	2.96%	26.3	(493)
Excess MSR Pool 2 - Recapture Agreement	-	1,187	(E)	866		-	742
Conventional MSRs	3,262,181	35,156	(C)	31,871	3.81%	23.7	(3,285)
Total	$9,315,323	$56,097		$61,263	3.26%	25.4	$(3,036)

(A)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of June 30, 2017 and December 31, 2016 is reflected in the respective pool.
(E)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of June 30, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	12.0%
New Jersey	7.9%
Florida	6.2%
Texas	5.4%
Utah	5.3%
All other	63.2%
Total	100.0%

As of December 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
Texas	10.0%
California	8.9%
Florida	6.7%
Virginia	5.9%
North Carolina	5.8%
Georgia	5.8%
New Jersey	5.6%
Washington	5.5%
Colorado	5.2%
All other	40.6%
Total	100.0%

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units		Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Issuance
	Issued	Forfeited	Issued	Forfeited	Compensation Plans	Price
December 31, 2016	(140,350)	916	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-
March 31, 2017	(140,350)	916	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	-	(8,199)	-	(46,349)	$18.30
June 30, 2017	(178,500)	916	(36,702)	3,155	1,288,869

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

On June 14, 2017, the Company granted each of the independent directors pursuant to the 2013 Plan $50,000 (based on the closing price on the date of grant) of restricted shares of common stock (2,733 each for a total of 8,199 shares). These shares are subject to forfeiture in certain circumstances prior to the one-year anniversary of the grant date.

As of June 30, 2017, a total of 98,934 LTIP-OP Units have vested. The Company recognized approximately $146,000 and $135,000 in share-based compensation expense in the three month periods ended June 30, 2017 and 2016, respectively. The Company recognized approximately $281,000 and $282,000 in share-based compensation expense in the six month periods ended June 30, 2017 and 2016, respectively. There was approximately $1.3 million of total unrecognized share-based compensation expense as of June 30, 2017, related to non-vested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated income statement.

As of June 30, 2017, 1,288,869 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated interim financial statements relate to LTIP-OP Units in the Operating Partnership and common units of limited partnership interest in the Operating Partnership issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2017, the non-controlling interest holders in the Operating Partnership owned 177,584 LTIP-OP Units, or approximately 1.4% of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income allocable to common stockholders and participating securities	$(1,665)	$284	$20,922	$(6,878)
Net income allocable to common stockholders	$(1,546)	$283	$20,629	$(6,780)
Denominator:
Weighted average common shares outstanding	12,695,090	7,509,543	10,164,564	7,509,543
Weighted average diluted shares outstanding	12,701,715	7,520,616	10,171,031	7,519,827
Basic and Dilutive:
Basic earnings per share	$(0.12)	$0.04	$2.03	$(0.90)
Diluted earnings per share	$(0.12)	$0.04	$2.03	$(0.90)

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

Management Fee to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$971	$560	$1,672	$1,120
Compensation reimbursement	191	130	382	260
Total	$1,162	$690	$2,054	$1,380

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage will attempt to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement has an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. During the three month period ended June 30, 2017, MSRs on 35 loans with an aggregate UPB of approximately $6.8 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. During the six month period ended June 30, 2017, MSRs on 75 loans with an aggregate UPB of approximately $17.0 million had been received from Freedom Mortgage which generated approximately $29,800 in fees due to Freedom Mortgage.

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

Other Transactions with Affiliated Entities

In March 2017, the Company waived the forfeiture provisions of LTIP-OPs previously granted to Mr. Middleman that otherwise would have been triggered once he no longer was a member of the Board of Directors.

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and Treasury Futures

In order to help mitigate exposure to higher short-term interest rates in connection with its repurchase agreements, the Company enters into interest rate swap agreements and swaption agreements. Interest rate swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates. A swaption is an option granting its owner the right but not the obligation to enter into an underlying swap. The Company’s interest rate swap agreements and swaptions have not been designated as qualifying hedging instruments for GAAP purposes.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	June 30, 2017	December 31, 2016
Notional amount of interest rate swaps	$781,650	$415,850
Notional amount of swaptions	100,000	70,000
Notional amount of TBAs, net	(17,000)	(6,000)
Notional amount of Treasury futures	-	50,000
Notional amount of options on Treasury futures	-	20,000
Total notional amount	$864,650	$549,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2017	$781,650	1.78%	1.18%	5.3
December 31, 2016	$415,850	1.46%	0.90%	4.8

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
June 30, 2017	$100,000	2.79%	LIBOR-BBA	%	10.7
December 31, 2016	$70,000	2.74%	LIBOR-BBA	%	10.9

(A)	Floats in accordance with LIBOR.

The following table presents information about derivatives realized gain (loss), which is included on the consolidated statement of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Non-Hedge Derivatives	Consolidated Statements of Income (Loss) Location	2017	2016	2017	2016
Interest rate swaps	Realized gain (loss) on derivatives, net	$(436)	$(398)	$(595)	$(1,748)
Swaptions	Realized gain (loss) on derivatives, net	-	(140)	(69)	(140)
TBAs	Realized gain (loss) on derivatives, net	(402)	56	(514)	(26)
Treasury futures	Realized gain (loss) on derivatives, net	(959)	183	(1,636)	154
Total		$(1,797)	$(299)	$(2,814)	$(1,760)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2017

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$6,303	$-	$6,303	$(6,303)	$-	$-
Swaptions	727	-	727	(727)	-	-
TBAs	76	-	76	(76)	-	-
Treasury futures	-	-	-	-	(144)	(144)
Total Assets	$7,106	$-	$7,106	$(7,106)	$(144)	$(144)

Liabilities
Repurchase agreements	$1,197,440	$-	$1,197,440	$(1,191,663)	$(5,777)	$-
Interest rate swaps	3,265	-	3,265	10,096	(13,361)	-
Total Liabilities	$1,200,705	$-	$1,200,705	$(1,181,567)	$(19,138)	$-

As of December 31, 2016

	Gross	Gross Amounts	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,639	$-	$7,639	$(7,639)	$-	$-
Swaptions	1,482	-	1,482	(1,482)	-	-
Total Assets	$9,121	$-	$9,121	$(9,121)	$-	$-

Liabilities
Repurchase agreements	$594,615	$-	$594,615	$(574,181)	$(20,434)	$-
Interest rate swaps	339	-	339	-	(339)	-
TBAs	75	-	75	(75)	-	-
Treasury futures	280	-	280	526	(806)	-
Total Liabilities	$595,309	$-	$595,309	$(573,730)	$(21,579)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2017 and December 31, 2016.

Excess MSRs

The Company held a portfolio of Excess MSRs that are reported at fair value in the consolidated balance sheet at December 31, 2016. The Company used a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at June 30, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2017 and December 31, 2016.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2017 and December 31, 2016.

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

Recurring Fair Value Measurements

As of June 30, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$885,201	$-	$885,201
Freddie Mac	-	425,256	-	425,256
CMOs	-	67,977	-	67,977
RMBS total	-	1,378,434	-	1,378,434
Derivative assets
Interest rate swaps	-	6,303	-	6,303
Interest rate swaptions	-	727	-	727
TBAs	-	76	-	76
Derivative assets total	-	7,106	-	7,106
Servicing related assets	-	-	74,455	74,455
Total Assets	$-	$1,385,540	$74,455	$1,459,995
Liabilities
Derivative liabilities
Interest rate swaps	-	3,265	-	3,265
Derivative liabilities total	-	3,265	-	3,265
Total Liabilities	$-	$3,265	$-	$3,265

As of December 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$448,937	$-	$448,937
Freddie Mac	-	198,103	-	198,103
CMOs	-	24,864	-	24,864
RMBS total	-	671,904	-	671,904
Derivative assets
Interest rate swaps	-	7,639	-	7,639
Interest rate swaptions	-	1,482	-	1,482
Derivative assets total	-	9,121	-	9,121
Servicing related assets	-	-	61,263	61,263
Total Assets	$-	$681,025	$61,263	$742,288
Liabilities
Derivative liabilities
Interest rate swaps	-	339	-	339
TBAs	-	75	-	75
Treasury futures	-	280	-	280
Derivative liabilities total	-	694	-	694
Total Liabilities	$-	$694	$-	$694

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 assets and liabilities requires significant judgment by the third-party pricing providers and management. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s consolidated financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

In connection with the above, the Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party valuation specialists. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2017 and December 31, 2016 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2017

	Level 3 (A)
	Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	35,800	35,800
Sales	(35,905)	-	(35,905)
Other changes (B)	6,513	(1,021)	5,492
Purchases, sales and principal paydowns:	$(29,392)	$34,779	$5,387
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	10,425	10,425
Other changes in fair value (C)	-	(2,620)	(2,620)
Unrealized gain (loss) included in Net Income	$-	$7,805	$7,805
Balance at June 30, 2017	$-	$74,455	$74,455

As of December 31, 2016

	Level 3 (A)
	Pool 1	Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases, sales and principal paydowns:
Purchases	-	-	-	16,179	16,179
Sales	(39,916)	-	(1,179)	-	(41,095)
Proceeds from principal paydowns	(3,566)	(3,911)	(327)	-	(7,804)
Other changes (B)	-	-	-	(784)	(784)
Purchases, sales and principal paydowns:	$(43,482)	$(3,911)	$(1,506)	$15,395	$(33,504)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	249	-	227	476
Other changes in fair value (C)	-	-	-	(3,512)	(3,512)
Unrealized gain (loss) included in Net Income	$-	$249	$-	$(3,285)	$(3,036)
Balance at December 31, 2016	$-	$29,392	$-	$31,871	$61,263

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$31,491	Discounted cash flow	Constant prepayment speed	6.9% - 20.2%	11.2%
			Uncollected payments	0.4% - 5.2%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$71
Government	$42,964	Discounted cash flow	Constant prepayment speed	5.1% - 17.3%	8.7%
			Uncollected payments	1.8% - 39.5%	3.8%
			Discount rate		12.0%
			Annual cost to service, per loan		$98
TOTAL	$74,455	Discounted cash flow

As of December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Excess MSR Pool 2	$29,392	Discounted cash flow	Constant prepayment speed	7.8% - 31.9%	14.3%
			Uncollected Payments	8.3% - 13.1%	11.9%
			Discount rate		16.2%
Conventional MSRs	$31,871	Discounted cash flow	Constant prepayment speed	7.1% - 24.9%	10.6%
			Uncollected payments	0.8% - 1.4%	1.3%
			Discount rate		9.3%
			Annual cost to service, per loan		$64
TOTAL	$61,263	Discounted cash flow

(A)
Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurements. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Corporate debt that matures in more than one year generally approximates fair value.

Note 10 — Commitments and Contingencies

The following represents commitments and contingencies of the Company as of June 30, 2017 and December 31, 2016:

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of June 30, 2017 and December 31, 2016.

Commitments to Purchase/Sell RMBS

As of June 30, 2017 and December 31, 2016, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of June 30, 2017, the Company was obligated to purchase approximately $14.9 million of Fannie Mae and Freddie Mac securities and was not obligated to sell any securities and they have been classified within “payables for unsettled trades” on the consolidated balance sheet. As of December 31, 2016, the Company was not obligated to purchase any securities and was obligated to sell approximately $6.0 million of securities which have been classified within “payables for unsettled trades” on the consolidated balance sheets.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,197.4 million and $594.6 million of repurchase agreements as of June 30, 2017 and December 31, 2016, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 58 days and 65 days as of June 30, 2017 and December 31, 2016, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$366,298	1.13%
One to three months	565,295	1.17%
Greater than three months	265,847	1.29%
Total/Weighted Average	$1,197,440	1.19%

As of December 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$60,690	1.14%
One to three months	456,502	0.91%
Greater than three months	77,423	0.90%
Total/Weighted Average	$594,615	0.93%

There were no overnight or demand securities as of June 30, 2017 or December 31, 2016.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The MSR financing facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule).

At December 31, 2016 the Company had outstanding borrowings of $8.9 million on the $25 million NexBank term loan (the “Term Loan”). The Term Loan was paid in full in connection with the sale of the Excess MSRs in Excess MSR Pool 2 back to Freedom Mortgage in February 2017.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of June 30, 2017

	2017	2018	2019	2020	2021	2022	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,000	$2,000	$2,000	$2,000	$2,000	$11,000	$20,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$295	$1,222	$1,289	$12,694	$-	$15,500
Total	$1,000	$2,295	$3,222	$3,289	$14,694	$11,000	$35,500

As of December 31, 2016

	2017	2018	2019	2020	2021	Total
Term Loan
Borrowings under Term Loan	$2,841	$3,005	$3,040	$-	$-	$8,886
MSR Financing Facility
Borrowings under Financing Facility	$-	$271	$1,118	$1,175	$11,436	$14,000
Total	$2,841	$3,276	$4,158	$1,175	$11,436	$22,886

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2017	December 31, 2016
Excess servicing income receivable	$1,250	$5,598
Servicing advances	2,402	1,432
Interest receivable	4,273	2,069
Repurchased loans held for sale	1,570	1,570
Other receivables	3,335	1,628
Total other assets	$12,830	$12,297

The Company only records as an asset those servicing advances that the Company deems recoverable.

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. There were no loans purchased in the three and six month periods ended June 30, 2017. In the year ended December 3I, 2016, the Company purchased five loans, with an aggregate UPB of approximately $1.6 million at the time of purchase, as required by the applicable agency. No loans were sold during the three month period ended June 30, 20 17. Four of the five loans purchased were sold during the six month period ended June 30,2017, and the Company did not recognize any losses on such sales. The remaining repurchased loan is considered to be a Level 2 Asset and is expected to be sold in 2017.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Current federal income tax expense	$112	$-
Current state income tax expense	21	-
Deferred federal income tax expense (benefit)	(134)	(522)
Deferred state income tax expense (benefit)	(4)	(58)
Total Income Tax Expense	$(5)	$(580)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2017		2016
Computed income tax (benefit) expense at federal rate	$7,321	35.0%	$(2,610)	35.0%
State taxes, net of federal benefit, if applicable	-	-%	(58)	0.8%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	-	-%
REIT income not subject to tax	(7,326)	(35.0)%	2,088	(28.0)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(5)	0.0%	$(580)	7.8%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2017 and December 31, 2016, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Income taxes payable
Federal income taxes payable	$650	$-
State and local income taxes payable	82	-
Income taxes payable	$732	$-

	June 30, 2017	December 31, 2016
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(51)	$(53)
Deferred tax - mortgage servicing rights	(480)	(340)
Total net deferred tax (assets) liabilities	$(531)	$(393)

The deferred tax asset as of June 30, 2017 was primarily related to mortgage servicing rights. The deferred tax asset as of December 31, 2016 was primarily related to mortgage servicing rights. No valuation allowance has been established at June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the deferred tax asset is included in “Accrued expenses and other liabilities” in the consolidated balance sheets

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 15 – Subsequent Events

Events subsequent to June 30, 2017 were evaluated and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and RMBS and, subject to market conditions, other cash flowing residential mortgage assets.

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora Financial Group, Inc. in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014.  The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired four additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $3.4 billion as of their respective closing dates. Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

On November 15, 2016, we completed the sale of the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. We completed the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs on mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. In connection with these sales we repaid the outstanding borrowings drawn on the $25 million NexBank term loan. In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated. In connection with the sale transactions, Freedom Mortgage agreed to make 12 monthly yield maintenance payments to the Company beginning in December 2016 aggregating $3.0 million.

In addition to Servicing Related Assets, we invest in Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. We have also invested in Agency collateralized mortgage obligations (“CMOs”) consisting of interest-only securities as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

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

On March 29, 2017, we issued and sold 5,175,000 shares of common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions before expenses of approximately $229,000. All of the net proceeds were used to invest on a temporary basis in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs. This has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be redeployed into MSRs.

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fee we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Market interest rates and prepayment rates vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlay the MSRs held by Aurora.

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%
March 31, 2015	3.60%	1.92%	1.68%
December 31, 2014	3.66%	1.99%	1.67%
September 30, 2014	3.66%	2.00%	1.66%
June 30, 2014	3.72%	2.00%	1.71%
March 31, 2014	3.62%	2.10%	1.52%

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

A slower than anticipated rate of prepayment due to an increase in market interest rates also will cause the life of the related RMBS to extend beyond that which was projected. As a result, we would have an asset with a lower yield than current investments for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge thereby reducing the protection intended to be provided by the hedge.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. In the three and six month periods ended June 30, 2017, Aurora received MSRs with an aggregate UPB of approximately $6.8 million and $17.0 million and paid fees of approximately $5,200 and $29,800, respectively, to Freedom Mortgage under this joint marketing recapture agreement.

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

When the estimated fair value of a security is less than amortized cost, we consider whether there is an OTTI in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. If the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) credit of the issuer or the borrower, (ii) credit rating of the security, (iii) key terms of the security, (iv) performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Valuation of Financial Instruments

ASC 820, Fair Value Measurements and Disclosure, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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

Investments in Excess MSRs

Upon acquisition, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of the financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we recorded a valuation adjustment on our Excess MSRs investments on a quarterly basis to recognize the changes in fair value in net income as described in “–Revenue Recognition on Investments in Excess MSRs” below.

The fair values of Excess MSRs were determined by projecting net servicing cash flows, which were then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values were corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs were reported in other income or loss in our consolidated statements of income (loss). For additional information on our fair value methodology, see “Part I, Item 1. Notes to Consolidated Financial Statements— Note 9. Fair Value.”

As of June 30, 2017, all of our Excess MSRs have been sold back to Freedom Mortgage.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Income for Excess MSRs was accreted into income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows result in a cumulative retrospective adjustment, which were recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis were recorded as “Unrealized gain (loss) on investments in Excess MSRs” in our consolidated statements of income (loss). Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs, and therefore may have differed from their effective yields.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $2.4 million and $1.4 million in reimbursable servicing advances were receivable at June 30, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income
Interest income	$10,002	$7,135	$16,080	$12,323
Interest expense	4,292	1,885	6,723	3,542
Net Interest Income	5,710	5,250	9,357	8,781
Servicing fee income	5,493	1,574	10,067	3,069
Servicing costs	991	501	2,218	903
Net servicing income	4,502	1,073	7,849	2,166
Other Income (Loss)
Realize gain (loss) on RMBS, net	(77)	235	(333)	555
Realized gain (loss) on investments in Excess MSRs, net	-	-	6,678	-
Realized gain (loss) on derivatives, net	(1,797)	(299)	(2,814)	(1,760)
Realized gain (loss) on acquired assets, net	-	-	-	-
Unrealized gain (loss) on derivatives, net	(4,633)	(1,228)	(3,551)	(6,426)
Unrealized gain (loss) on Excess MSRs	-	(149)	-	(2,456)
Unrealized gain (loss) on investments in MSRs	(4,507)	(3,076)	7,805	(5,308)
Total Income	(802)	1,806	24,991	(4,448)
Expenses
General and administrative expense	1,045	822	2,020	1,630
Management fee to affiliate	1,162	690	2,054	1,380
Total Expenses	2,207	1,512	4,074	3,010
Income (Loss) Before Income Taxes	(3,009)	294	20,917	(7,458)
(Benefit from) provision for corporate business taxes	(1,344)	10	(5)	(580)
Net Income (Loss)	(1,665)	284	20,922	(6,878)
Net income allocated to LTIP - OP Units	119	(1)	(293)	98
Net income (loss) Applicable to Common Stockholders	$(1,546)	$283	$20,629	$(6,780)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended June 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$10,002	$-	$10,002
Interest expense	123	4,169	-	4,292
Net interest income	(123)	5,833	-	5,710
Servicing fee income	5,493	-	-	5,493
Servicing costs	991	-	-	991
Net servicing income	4,502	-	-	4,502
Other income	(4,507)	(6,507)	-	(11,014)
Other operating expenses	-	-	2,207	2,207
Corporate business taxes	(1,344)	-	-	(1,344)
Net income (loss)	$1,216	$(674)	$(2,207)	$(1,665)

	Three Months Ended June 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,085	$4,050	$-	$7,135
Interest expense	333	1,552	-	1,885
Net interest income	2,752	2,498	-	5,250
Servicing fee income	1,574	-	-	1,574
Servicing costs	501	-	-	501
Net servicing income	1,073	-	-	1,073
Other income	(3,225)	(1,292)	-	(4,517)
Other operating expenses	-	-	1,512	1,512
Corporate business taxes	10	-	-	10
Net income (loss)	$590	$1,206	$(1,512)	$284

	Six Months Ended June 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$15,557	$-	$16,080
Interest expense	237	6,486	-	6,723
Net interest income	286	9,071	-	9,357
Servicing fee income	10,067	-	-	10,067
Servicing costs	2,218	-	-	2,218
Net servicing income	7,849	-	-	7,849
Other income	14,483	(6,698)	-	7,785
Other operating expenses	-	-	4,074	4,074
Corporate business taxes	(5)	-	-	(5)
Net income (loss)	$22,623	$2,373	$(4,074)	$20,922

	Six Months Ended June 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$4,529	$7,794	$-	$12,323
Interest expense	673	2,869	-	3,542
Net interest income	3,856	4,925	-	8,781
Servicing fee income	3,069	-	-	3,069
Servicing costs	903	-	-	903
Net servicing income	2,166	-	-	2,166
Other income	(7,764)	(7,631)	-	(15,395)
Other operating expenses	-	-	3,010	3,010
Corporate business taxes	(580)	-	-	(580)
Net income (loss)	$(1,162)	$(2,706)	$(3,010)	$(6,878)

Interest Income

Interest income for the three month period ended June 30, 2017 was $10.0 million as compared to $7.3 million for the three month period ended June 30, 2016 without the effect of the estimated “catch up” premium amortization (benefit) cost adjustment of approximately $(134,000) for the three month period ended June 30, 2016. Interest income for the six month period ended June 30, 2017 was $16.1 million as compared to $14.1 million for the six month period ended June 30, 2016 without the effect of the estimated “catch up” premium amortization (benefit) cost adjustment of approximately $(1.8) million for the six month period ended June 30, 2016. This adjustment makes the interest income for Servicing Related Assets for the three and six month periods ended June 30, 2016 comparable to interest income for Servicing Related Assets for the three and six month periods ended June 30 ,2017, respectively. For the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016, the increase of approximately $2.7 million in interest income was comprised of a decrease of approximately $3.2 million in Servicing Related Assets (due to the sale of the Excess MSRs to Freedom Mortgage in November 2016 and February 2017) and an increase of approximately $6.0 million in RMBS (due to the temporary investment of proceeds from the sale of common stock in March 2017). For the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016, the increase of approximately $2.0 million in interest income was comprised of a decrease of approximately $5.8 million in Servicing Related Assets and an increase of approximately $7.8 million in RMBS.

Interest Expense

Interest expense for the three month period ended June 30, 2017 was $4.3 million as compared to $1.9 million for the three month period ended June 30, 2016. Interest expense for the six month period ended June 30, 2017 was $6.7 million as compared to $3.5 million for the six month period ended June 30, 2016. For the three month period ended June 30, 2017 as compared to the three month period ended June 30, 2016, the $2.4 million increase was comprised of a decrease approximately $210,000 from Servicing Related Assets and an increase of approximately $2.6 million from RMBS. For the six month period ended June 30, 2017 as compared to the six month period ended June 30, 2016, the $3.2 million increase was comprised of a decrease approximately $436,000 from Servicing Related Assets and an increase of approximately $3.6 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings to finance the increased RMBS holdings due to the temporary investment of the proceeds of the sale of common stock in March 2017 and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three month period ended June 30, 2017 decreased by approximately $4.5 million as compared to a decrease of approximately $3.2 million in the three month period ended June 30, 2016. The fair value of our investments in Servicing Related Assets for the six month period ended June 30, 2017 decreased by approximately $14.5 million as compared to a decrease of approximately $7.8 million in the six month period ended June 30, 2016. The decrease was a function of the acquisition of Ginnie Mae MSRs as of February 1, 2017 on loans with an aggregate UPB of approximately $4.5 billion and the significant increase in the value of those MSRs between the time the Company and Freedom Mortgage identified the Ginnie Mae MSRs and the closing of the sale of the Excess MSRs in Pool 2 to Freedom Mortgage in the first quarter of 2017.

Change in Fair Value of Derivatives

The fair value of derivatives at June 30, 2017 decreased by approximately $3.6 million from December 31, 2016, primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the three and six month periods ended June 30, 2017 increased by approximately $223,000 and $390,000 from the three and six month periods ended June 30, 2016, respectively, primarily due to the growth of Aurora.

Management Fees to Affiliate

Management fees for the three and six month periods ended June 30, 2017 increased by approximately $472,000 and $674,000 from the three and six month periods ended June 30, 2016, respectively, primarily due to the sale of the Company’s common stock at the end of the first quarter and the resulting increase in stockholders’ equity.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units which are owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represents approximately 1.4% of net income for the six months ended June 30, 2017.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2017
Accumulated other comprehensive gain (loss), March 31, 2017	$(4,721)
Other comprehensive income (loss)	5,887
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166

Six Months Ended June 30, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	7,559
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended June 30, 2017, a 14 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $5.9 million, recorded in accumulated other comprehensive income. During the six month period ended June 30, 2017, a five basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $7.6 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives and changes in fair value of MSRs primarily due to realization of expected cash flows (runoff). MSRs are adjusted to exclude outstanding LTIP-OP units in our Operating Partnership. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium authorization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings include yield maintenance payments received in connection with the sale of the Company's Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended June 30, 2017, as compared to the three month period ended June 30, 2016, increased by approximately $2.8 million, or $0.00 per share.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(1,665)	$284	$20,922	$(6,878)
Realized (gain) loss on RMBS, net	77	(235)	333	(555)
Realized (gain) loss on investments in Excess MSRs, net	-	-	(6,678)	-
Realized (gain) loss on derivatives, net	1,797	299	2,814	1,760
Unrealized (gain) loss on derivatives, net	4,633	1,228	3,551	6,426
Unrealized (gain) loss on investments in Excess MSRs	-	149	-	2,456
Unrealized (gain) loss on investments in MSRs	4,507	3,076	(7,805)	5,308
Tax (benefit) expense on unrealized (gain) loss on MSRs	(1,491)	96	(140)	(533)
Estimated “catch up” premium amortization (benefit) cost	-	134	-	1,751
Changes due to realization of expected cash flows	(1,803)	(990)	(2,756)	(1,606)
Yield maintenance income	750	-	1,500	-
Total core earnings:	$6,805	$4,041	$11,741	$8,129
Core earnings attributable to noncontrolling interests in Operating Partnership	(75)	(59)	(165)	(115)
Core Earnings Attributable to Common Stockholders	$6,730	$3,982	$11,576	$8,014
Core Earnings Attributable to Common Stockholders, per Share	$0.53	$0.53	$1.14	$1.07
GAAP Net income (Loss) Per Share of Common Stock	$(0.12)	$0.04	$2.03	$(0.90)

Our Portfolio

Excess MSRs

As of December 31, 2016, we had approximately $29.4 million of estimated carrying value of Excess MSRs which were sold to Freedom Mortgage on February 1, 2017. As a result, we have no investments in Excess MSRs at June 30, 2017.

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

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired four portfolios of Fannie Mae and Freddie Mac MSRs on the following dates with respect to loans with the specified aggregate UPB: October 30, 2015, approximately $1.4 billion; January 29, 2016, approximately $463 million; June 30, 2016, approximately $1.3 billion; and May 31, 2017, approximately $252 million. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,491	$3,317,157	3.83%	0.25%	281	36	0.1%
Government	42,964	4,290,023	3.36%	0.30%	339	14	-%
MSR Total/WA	$74,455	$7,607,180	3.56%	0.28%	314	24	0.0%

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%
MSR Total/WA	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2017

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$933,876	$887,558	$2,951	$(5,308)	$885,201	123	(B)	3.80%	3.60%	26
Freddie Mac	450,161	426,039	1,418	(2,201)	425,256	52	(B)	3.79%	3.60%	26
CMOs	74,225	63,649	4,328	-	67,977	15	Unrated	5.04%	5.33%	12
Total/Weighted Average	$1,458,262	$1,377,246	$8,697	$(7,509)	$1,378,434	190		3.85%	3.68%	25

As of December 31, 2016

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the Book Value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2017	December 31, 2016
Weighted Average Asset Yield	3.44%	3.22%
Weighted Average Interest Expense	1.66%	1.56%
Net Interest Spread	1.78%	1.66%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in Excess MSRs and RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and the MSR financing arrangements.

In the future, sources of funds for liquidity may include potential additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. The recent sale of our common stock resulted in approximately $81.1 million of net proceeds which have been initially invested in Agency RMBS on a temporary basis pending re-deployment of a significant portion of such proceeds in MSRs. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of June 30, 2017, we had repurchase agreements with 27 counterparties and approximately $1,197 million of outstanding repurchase agreement borrowings from 17 of those counterparties, which were used to finance RMBS. As of June 30, 2017, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2017, was approximately 5.6%. During the term of the repurchase agreement, which can be as short as 30 days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds in Agency RMBS received from the following sources pending the redeployment of a portion of such funds into MSR investments: amounts borrowed under the MSR Financing Facility; the sale of our Excess MSRs; and the sale of common stock in March 2017.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.6% and 5.4% as of June 30, 2017 and December 31, 2016, respectively. The following tables provide additional information regarding our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$383,570	$366,298	1.13%
One to three months	589,775	565,295	1.17%
Greater than three months	278,425	265,847	1.29%
Total/Weighted Average	$1,251,770	$1,197,440	1.19%

As of December 31, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$65,121	$60,690	1.14%
One to three months	464,585	456,502	0.91%
Greater than three months	78,854	77,423	0.90%
Total/Weighted Average	$608,560	$594,615	0.93%

The amount of collateral as of June 30, 2017 and December 31, 2016, including cash, was $1,257.5 million and $632.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2017 and December 31, 2016 was 58 days and 65 days, respectively.

MSR Financing Arrangements

In September 2016, Aurora and QRS III entered into a loan and security agreement, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The MSR financing facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At June 30, 2017 and December 31, 2016, approximately $15.5 million and $14.0 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20 million loan secured by the pledge of Aurora’s Ginnie Mae MSRs and the ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

Cash Flows

Our operating activities used cash of approximately $230.5 million and our investing activities used cash of approximately $239.2 million for the three month period ended June 30, 2017. The cash used in operating activities and investing activities is a result of the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings per common share. Dividends distributed and taxable and GAAP earnings will typically differ due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per share for the three month periods ended June 30, 2017 was $0.12. Our GAAP earnings per share for the three month periods ended June 30, 2016 was $0.04.

Off-balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2017 and December 31, 2016, included repurchase agreements, borrowings under the MSR financing arrangements, our management agreement with our Manager, our subservicing agreement with Freedom Mortgage and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,197,440	$-	$-	$-	$1,197,440
Interest on repurchase agreement borrowings(A)	$2,805	$-	$-	$-	$2,805
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$14,000	$-	$20,000
Interest on MSR Term Facility borrowings	$1,244	$2,019	$1,490	$-	$4,753
Financing Facility
Borrowings under Financing Facility	$-	$2,153	$13,347	$-	$15,500
Interest on MSR Financing borrowings	$768	$1,546	$890	$-	$3,204

As of December 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$594,615	$-	$-	$-	$594,615
Interest on repurchase agreement borrowings(A)	$877	$-	$-	$-	$877
Term Loan
Borrowings under Term Loan facility	$2,841	$6,045	$-	$-	$8,886
Interest on Term Loan borrowings	$424	$350	$-	$-	$774
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$1,388	$12,612	$-	$14,000
Interest on MSR Financing borrowings	$622	$1,313	$1,075	$-	$3,010

(A)
Interest expense is calculated based on the interest rate in effect at June 30, 2017 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac and meet other conditions set forth in the agreement. During the three month period ended June 30, 2017, MSRs on 35 loans with an aggregate unpaid principal balance of approximately $6.8 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage.

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

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$33,979	$32,691	$31,491	$30,370	$29,320
Change in FV	$2,488	$1,201	$-	$(1,121)	$(2,171)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,723	$33,042	$31,491	$30,056	$28,724
Change in FV	$3,232	$1,551	$-	$(1,435)	$(2,767)
% Change in FV	10%	5%	-	(5)%	(9)%
Servicing Cost Shift in %
Estimated FV	$32,622	$32,056	$31,491	$30,926	$30,360
Change in FV	$1,131	$565	$-	$(565)	$(1,131)
% Change in FV	4%	2%	-	(2)%	(4)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$47,411	$45,083	$42,964	$41,030	$39,259
Change in FV	$4,446	$2,118	$-	$(1,934)	$(3,706)
% Change in FV	10%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$46,320	$44,592	$42,964	$41,429	$39,979
Change in FV	$3,356	$1,628	$-	$(1,536)	$(2,985)
% Change in FV	8%	4%	-	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$44,763	$43,864	$42,964	$42,065	$41,166
Change in FV	$1,799	$899	$-	$(899)	$(1,799)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2016

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$34,443	$33,110	$31,871	$30,716	$29,638
Change in FV	$2,573	$1,239	$-	$(1,155)	$(2,232)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,963	$33,355	$31,871	$30,497	$29,222
Change in FV	$3,093	$1,485	$-	$(1,374)	$(2,648)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,915	$32,393	$31,871	$31,348	$30,826
Change in FV	$1,044	$522	$-	$(522)	$(1,044)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2017

		Fair Value Change
	June 30, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,363,732
RMBS Total Return (%)		(0.36)%	(0.84)%	(1.40)%	(2.04)%	(3.47)%
RMBS Dollar Return		$(4,959)	$(11,442)	$(19,114)	$(27,727)	$(47,156)

As of December 31, 2016

		Fair Value Change
	December 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$672,190
RMBS Total Return (%)		(0.46)%	(1.02)%	(1.66)%	(2.37)%	(3.87)%
RMBS Dollar Return		$(3,069)	$(6,769)	$(11,092)	$(15,775)	$(25,834)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2017, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Credit Risk

Although we expect relatively low credit risk with respect to our portfolio of Agency RMBS, our investment in MSRs exposes us to the credit risk of borrowers. To the extent we invest in non-Agency RMBS and prime mortgage loans, we expect to encounter credit risk related to these asset classes.

To date, our only investments in non-Agency RMBS have been credit risk transfer securities issued by Fannie Mae and Freddie Mac and have been classified within “RMBS, available-for-sale” on the consolidated balance sheet.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2017, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

None.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 8, 2017	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2017	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2017

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