Form 10-Q
period 2017-09-30
Cherry Hill Mortgage Investment Corp
filed 2017-11-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 7, 2017, there were 12,721,464 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

•
the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net proceeds of any such offering in the target assets identified at the time of the offering;

•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;

•	the Company’s expected leverage;

•	the Company’s expected investments;

•	the Company’s ability to acquire servicing-related assets and mortgage and real estate-related securities;

•	estimates or statements relating to, and the Company’s ability to make, future distributions;

•	the Company’s ability to compete in the marketplace;

•	market, industry and economic trends;

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

•
the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;

•	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel; and

•	projected prepayment and/or default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017;

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

•
limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from regulation as an investment company under the Investment Company Act;

•	the degree and nature of the Company’s competition, including competition for the residential mortgage assets in which the Company invests; and

•	other risks associated with acquiring, investing in and managing residential mortgage assets.

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	(unaudited) September 30, 2017	December 31, 2016
Assets
RMBS, available-for-sale (including pledged assets of $1,623,840 and $608,560, respectively)	$1,754,374	$671,904
Investments in Servicing Related Assets at fair value (including pledged assets of $97,112 and $61,263, respectively)	97,112	61,263
Cash and cash equivalents	33,899	15,824
Restricted cash	27,956	22,469
Derivative assets	8,203	9,121
Receivables and other assets	13,861	12,297
Total Assets	$1,935,405	$792,878
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,561,074	$594,615
Derivative liabilities	2,965	694
Notes payable	34,533	22,886
Dividends payable	6,827	4,816
Due to affiliates	3,238	1,894
Payables for unsettled trades	-	6,202
Accrued expenses and other liabilities	9,504	5,762
Total Liabilities	$1,618,141	$636,869
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of September 30, 2017 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December, 31, 2016, liquidation preference of $60,000 as of September, 30, 2017	$57,917	$-
Common stock, $0.01 par value, 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of September 30, 2017 and 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of December, 31, 2016	127	75
Additional paid-in capital	229,583	148,457
Retained earnings	22,753	12,093
Accumulated other comprehensive income (loss)	4,740	(6,393)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$315,120	$154,232
Non-controlling interests in Operating Partnership	2,144	1,777
Total Stockholders’ Equity	$317,264	$156,009
Total Liabilities and Stockholders’ Equity	$1,935,405	$792,878

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income
Interest income	$11,932	$7,157	$28,012	$19,480
Interest expense	6,096	1,877	12,819	5,419
Net interest income	5,836	5,280	15,193	14,061
Servicing fee income	6,307	2,365	16,374	5,434
Servicing costs	1,626	641	3,844	1,544
Net servicing income (loss)	4,681	1,724	12,530	3,890
Other income (loss)
Realized gain (loss) on RMBS, net	(169)	770	(502)	1,325
Realized gain on investments in Excess MSRs, net	-	-	6,678	-
Realized gain (loss) on derivatives, net	(1,480)	(2,147)	(4,294)	(3,907)
Unrealized gain (loss) on derivatives, net	1,684	3,199	(1,867)	(3,227)
Unrealized gain (loss) on investments in Excess MSRs	-	117	-	(2,339)
Unrealized gain (loss) on investments in MSRs	(2,334)	(1,847)	5,471	(7,155)
Total Income	8,218	7,096	33,209	2,648
Expenses
General and administrative expense	948	864	2,968	2,494
Management fee to affiliate	948	802	3,002	2,182
Total Expenses	1,896	1,666	5,970	4,676
Income (Loss) Before Income Taxes	6,322	5,430	27,239	(2,028)
(Benefit from) provision for corporate business taxes	(537)	(89)	(542)	(669)
Net Income (Loss)	6,859	5,519	27,781	(1,359)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(93)	(77)	(386)	21
Dividends on preferred stock	593	-	593	-
Net Income (Loss) Applicable to Common Stockholders	$6,173	$5,442	$26,802	$(1,338)
Net income (Loss) Per Share of Common Stock
Basic	$0.49	$0.72	$2.43	$(0.18)
Diluted	$0.49	$0.72	$2.43	$(0.18)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,700,348	7,511,653	11,009,825	7,510,246
Diluted	12,711,776	7,528,188	11,030,401	7,522,614

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$6,859	$5,519	$27,781	$(1,359)
Other comprehensive income (loss):
Net unrealized gain on RMBS	3,405	1,110	10,631	13,492
Reclassification of net realized (gain) loss on RMBS included in earnings	169	(770)	502	(1,325)
Other comprehensive income	3,574	340	11,133	12,167
Comprehensive income	$10,433	$5,859	$38,914	$10,808
Comprehensive income attributable to noncontrolling interests in Operating Partnership	142	99	541	169
Dividends on preferred stock	593	-	593	-
Comprehensive income attributable to common stockholders	$9,698	$5,760	$37,780	$10,639

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2015	7,519,038	$75		-	$-	$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	6,310	-	(A)	-	-	100	-	-	-	100
Net Income	-	-		-	-	-	-	(1,338)	(21)	(1,359)
Other Comprehensive Income	-	-		-	-	-	12,167	-	-	12,167
LTIP-OP Unit awards	-	-		-	-	-	-	-	475	475
Distribution paid on LTIP-OP Units	-	-		-	-	-	-	-	(170)	(170)
Common dividends declared, $1.47 per share	-	-		-	-	-	-	(11,057)	-	(11,057)
Balance, September 30, 2016	7,525,348	$75		-	$-	$148,432	$11,970	$(9,262)	$1,278	$152,493

Balance, December 31, 2016	7,525,348	$75		-	$-	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,196,116	52		-	-	81,126	-	-	-	81,178
Issuance of preferred stock	-	-		2,400,000	57,917		-	-	-	57,917
Conversion of OP units	-	-		-	-	-	-	-	(238)	(238)
Net Income before dividends on preferred stock	-	-		-	-	-	-	27,395	386	27,781
Other Comprehensive Income	-	-		-	-	-	11,133	-	-	11,133
LTIP-OP Unit awards	-	-		-	-	-	-	-	464	464
Distribution paid on LTIP-OP Units	-	-		-	-	-	-	-	(245)	(245)
Common dividends declared, $1.47 per share	-	-		-	-	-	-	(16,142)	-	(16,142)
Preferred dividends declared, $0.33 per share	-	-		-	-	-	-	(593)	-	(593)
Balance, September 30, 2017	12,721,464	$127		2,400,000	$57,917	$229,583	$4,740	$22,753	$2,144	$317,264

(A)	De minimis ($63.00 rounds to $0.00).
See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$27,781	$(1,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	502	(1,325)
Realized gain (loss) on investments in Excess MSRs, net	(6,678)	-
Amortization of premiums on investment securities	5,928	2,849
Change in fair value of investments in Servicing Related Assets	(5,471)	9,494
Unrealized loss on derivatives, net	1,867	3,227
Realized loss on derivatives, net	4,294	3,907
LTIP-OP Unit awards	464	475
Changes in:
Receivables and other assets	(1,564)	(707)
Due to affiliate	1,344	412
Payables for unsettled trades	(6,202)	5,380
Accrued expenses and other liabilities	5,753	3,943
Net cash provided by (used in) operating activities	$28,018	$26,296
Cash Flows From Investing Activities
Purchase of RMBS	(1,198,101)	(131,045)
Principal paydown of RMBS	74,127	39,144
Proceeds from sale of RMBS	46,207	77,720
Principal paydown of Excess MSRs	-	10,731
Proceeds from sale of Excess MSRs	35,905	-
Acquisition of MSRs	(59,605)	(15,354)
Purchase of derivatives	(3,059)	(4,252)
Sale of derivatives	87	-
Net cash provided by (used in) investing activities	$(1,104,439)	$(23,056)
Cash Flows From Financing Activities
Changes in restricted cash	(5,487)	(6,072)
Borrowings under repurchase agreements	3,130,017	1,539,150
Repayments of repurchase agreements	(2,163,558)	(1,458,501)
Proceeds from Federal Home Loan Bank advances	-	7,000
Repayments of Federal Home Loan Bank advances	-	(69,250)
Proceeds from bank loans	22,000	-
Principal paydown of bank loans	(10,353)	(2,457)
Dividends paid	(16,735)	(11,057)
LTIP-OP Units distributions paid	(245)	(170)
Conversion of OP units	(238)	-
Issuance of common stock, net of offering costs	81,178	100
Issuance of preferred stock, net of offering costs	57,917	-
Net cash provided by (used in) financing activities	$1,094,496	$(1,257)
Net Increase in Cash and Cash Equivalents	$18,075	$1,983
Cash and Cash Equivalents, Beginning of Period	15,824	10,603
Cash and Cash Equivalents, End of Period	$33,899	$12,586
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$8,081	$4,853
Dividends declared but not paid	$6,827	$3,687

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2017

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

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (“Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

On March 29, 2017, the Company issued and sold 5,175,000 shares of its common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were invested in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of mortgage servicing rights on mortgage loans (“MSRs”).

On August 17, 2017, the Company issued and sold 2,400,000 shares of 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds were temporarily invested in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated interim financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated interim financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth companies and the date on which it will adopt the recently issued accounting standard.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the three and nine month periods ended September 30, 2017 were settled prior to period-end. Approximately $6.2 million in Agency RMBS purchased, but not yet settled, was payable at December 31, 2016. All RMBS sold in the year ended December 31, 2016 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $5.5 million and $2.0 million in interest income was receivable at September 30, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before it recovers in value, or (iii) does not expect to recover the security’s amortized cost basis, even if the Company does not intend to sell the security. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in other comprehensive income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company recorded no OTTI charges during the three month period ended September 30, 2017. The Company recorded approximately $77,000 of OTTI charges during the nine month period ended September 30, 2017. OTTI recorded during the year ended December 31, 2016 was approximately $173,000. OTTI has been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income (loss).

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at September 30, 2017.

Classification – The Company had elected the fair value option to record its investments in Excess MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, the Company recorded a valuation adjustment on its investments in Excess MSRs on a quarterly basis to recognize the changes in fair value of its Excess MSRs in net income as described below. In determining the valuation of Excess MSRs in accordance with ASC 820, management used internally developed models that were primarily based on observable market-based inputs but which also included unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Revenue Recognition – Excess MSRs were aggregated into pools as applicable. Each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which were recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon the settlement date. Approximately $500,000 and $5.6 million in Excess MSR cash flow was receivable at September 30, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets.

In connection with the sale of its Excess MSRs, the Company elected a settlement date accounting policy to account for the gain on sale from that transaction. For a further discussion of the Company’s sale of its Excess MSRs, see Note 7.

Investments in MSRs

Classification – The Company’s MSRs represent the contractual right to service mortgage loans. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value of its MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company is obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $3.1 million and $1.4 million in reimbursable servicing advances were receivable at September 30, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Company acquired its Ginnie Mae MSRs in February 2017 and the Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs, the Company has determined that no reserves for unrecoverable advances are necessary at September 30, 2017 and December 31, 2016. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any net payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized and unrealized gains (losses) on derivatives, net” in the consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $9.0 million and $1.1 million at September 30, 2017 and December 31, 2016, respectively), (ii) as collateral for borrowings under its repurchase agreements (approximately $18.8 million and $20.4 million at September 30, 2017 and December 31, 2016, respectively) and (iii) as collateral for outstanding borrowings on a $25 million term loan secured by a pledge of the Company’s portfolio of Excess MSRs (approximately $1.1 million at December 31, 2016).

Due to Affiliates

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to its stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), CHMI Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized gain (loss) on RMBS, net
Gain on RMBS	$213	$943	$213	$1,498
Loss on RMBS	(382)	(173)	(715)	(173)
Net realized gain (loss) on RMBS	(169)	770	(502)	1,325
Realized gain (loss) on derivatives, net	(1,480)	(2,147)	(4,294)	(3,907)
Unrealized gain (loss) on derivatives, net	1,684	3,199	(1,867)	(3,227)
Realized gain on Excess MSRs, net	-	-	6,678	-
Unrealized gain (loss) on Excess MSRs, net	-	117	-	(2,339)
Unrealized gain (loss) on MSRs, net	(2,334)	(1,847)	5,471	(7,155)
Total	$(2,299)	$92	$5,486	$(15,303)

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. Those borrowings generally bear interest rates of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. Borrowings under those agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income, as presented in the consolidated statements of income (loss), adjusted for unrealized gains or losses on RMBS, which are designated as available for sale.

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

Note 3 — Segment Reporting

The Company conducts its business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other,” which consists primarily of general and administrative expenses, including fees paid to the Company’s directors and management fees and reimbursements paid to the Manager pursuant to the Management Agreement (See Note 7). For segment reporting purposes, the Company does not allocate interest income on short-term investments or general and administrative expenses.

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Three Months Ended September 30, 2017
Interest income	$-	$11,932	$-	$11,932
Interest expense	185	5,911	-	6,096
Net interest income	(185)	6,021	-	5,836
Servicing fee income	6,307	-	-	6,307
Servicing costs	1,626	-	-	1,626
Net servicing income	4,681	-	-	4,681
Other income	(2,334)	35	-	(2,299)
Other operating expenses	-	-	1,896	1,896
(Benefit from) provision for corporate business taxes	(537)	-	-	(537)
Net income (loss)	$2,699	$6,056	$(1,896)	$6,859
Three Months Ended September 30, 2016
Interest income	$3,200	$3,957	$-	$7,157
Interest expense	320	1,557	-	1,877
Net interest income	2,880	2,400	-	5,280
Servicing fee income	2,365	-	-	2,365
Servicing costs	641	-	-	641
Net servicing income	1,724	-	-	1,724
Other income	(1,730)	1,822	-	92
Other operating expenses	-	-	1,666	1,666
(Benefit from) provision for corporate business taxes	(89)	-	-	(89)
Net income (loss)	$2,963	$4,222	$(1,666)	$5,519
Nine Months Ended September 30, 2017
Interest income	$523	$27,489	$-	$28,012
Interest expense	422	12,397	-	12,819
Net interest income	101	15,092	-	15,193
Servicing fee income	16,374	-	-	16,374
Servicing costs	3,844	-	-	3,844
Net servicing income	12,530	-	-	12,530
Other income	12,149	(6,663)	-	5,486
Other operating expenses	-	-	5,970	5,970
(Benefit from) provision for corporate business taxes	(542)	-	-	(542)
Net income (loss)	$25,322	$8,429	$(5,970)	$27,781
Nine Months Ended September 30, 2016
Interest income	$7,729	$11,751	$-	$19,480
Interest expense	993	4,426	-	5,419
Net interest income	6,736	7,325	-	14,061
Servicing fee income	5,434	-	-	5,434
Servicing costs	1,544	-	-	1,544
Net servicing income	3,890	-	-	3,890
Other income	(9,494)	(5,809)	-	(15,303)
Other operating expenses	-	-	4,676	4,676
(Benefit from) provision for corporate business taxes	(669)	-	-	(669)
Net income (loss)	$1,801	$1,516	$(4,676)	$(1,359)
Balance Sheet September 30, 2017
Investments	$97,112	$1,754,374	$-	$1,851,486
Other assets	5,486	41,459	36,974	83,919
Total assets	102,598	1,795,833	36,974	1,935,405
Debt	34,533	1,561,074	-	1,595,607
Other liabilities	3,962	6,529	12,043	22,534
Total liabilities	38,495	1,567,603	12,043	1,618,141
Book value	$64,103	$228,230	$24,931	$317,264
December 31, 2016
Investments	$61,263	$671,904	$-	$733,167
Other assets	8,826	32,495	18,390	59,711
Total assets	70,089	704,399	18,390	792,878
Debt	22,886	594,615	-	617,501
Other liabilities	2,481	9,490	7,397	19,368
Total liabilities	25,367	604,105	7,397	636,869
Book value	$44,722	$100,294	$10,993	$156,009

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,210,392	$1,165,789	$4,846	$(4,059)	$1,166,576	145	(B)	3.78%	3.59%	26
Freddie Mac	531,492	500,126	2,297	(1,648)	500,775	60	(B)	3.77%	3.58%	27
CMOs	94,475	83,698	4,010	(685)	87,023	18	Unrated	5.14%	5.10%	12
Total/Weighted Average	$1,836,359	$1,749,613	$11,153	$(6,392)	$1,754,374	223		3.85%	3.66%	25

As of December 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average stated maturity.

Summary of RMBS Assets by Maturity

As of September 30, 2017

	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$15,740	$290	$(170)	$15,860	3	(B)	4.32%	4.12%	7
Over 10 Years	1,820,290	1,733,873	10,863	(6,222)	1,738,514	220	(B)	3.84%	3.66%	26
Total/Weighted Average	$1,836,359	$1,749,613	$11,153	$(6,392)	$1,754,374	223		3.85%	3.66%	25

As of December 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$17,110	$185	$(454)	$16,841	3	(B)	4.18%	3.94%	8
Over 10 Years	734,641	661,195	2,776	(8,908)	655,063	101	(B)	3.73%	3.52%	24
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average stated maturity.

At September 30, 2017 and December 31, 2016, the Company pledged Agency RMBS with a carrying value of approximately $1,623.9 million and $608.6 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of these securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that all of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

Unrealized losses that are considered OTTI are recognized currently in earnings. The Company recorded no OTTI charges during the three month period ended September 30, 2017. The Company recorded approximately $77,000 of OTTI charges during the nine month period ended September 30, 2017. There was approximately $173,000 of OTTI recorded during the year ended December 31, 2016.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of September 30, 2017

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$670,528	$640,233	$(3,614)	$636,619	77	(B)	3.75%	3.54%	25
Twelve or More Months	116,289	117,379	(2,778)	114,601	16	(B)	3.63%	3.39%	26
Total/Weighted Average	$786,817	$757,612	$(6,392)	$751,220	93		3.73%	3.52%	25

As of December 31, 2016

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$494,847	$476,129	$(9,362)	$466,767	68	(B)	3.65%	3.40%	25
Twelve or More Months	-	-	-	-	-		-%	-%	-
Total/Weighted Average	$494,847	$476,129	$(9,362)	$466,767	68		3.65%	3.40%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)
The weighted average stated maturity. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

Excess MSRs

In 2013 and 2014, the Company acquired Excess MSRs from Freedom Mortgage and entered into recapture agreements with Freedom Mortgage. For reporting purposes, those Excess MSRs were aggregated into three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014.

On November 15, 2016, the Company agreed to sell all of its Excess MSRs back to Freedom Mortgage. Excess MSR Pool 1 and Excess MSR Pool 2014 were sold on November 15, 2016, and Excess MSR Pool 2 was sold on February 1, 2017. Each recapture agreement between the Company and Freedom Mortgage was terminated at the time the related pool was sold. See Note 7.

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, the Company acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million at the time of acquisition.

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

Aurora subsequently acquired from third parties seven portfolios of MSRs on loans owned or securitized by Fannie Mae or Freddie Mac with an aggregate UPB of approximately $5.8 billion as of their respective closing dates.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$5,586,773	$59,146	(C)	$55,369	3.82%	24.6	$(3,777)
Government	4,139,062	32,495	(C)	41,743	3.36%	28.0	9,248
Total	$9,725,835	$91,641		$97,112	3.63%	26.1	$5,471

As of December 31, 2016

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 2	6,053,142	19,754	(E)	28,526	2.96%	26.3	(493)
Excess MSR Pool 2 - Recapture Agreement	-	1,187	(E)	866		-	742
Conventional MSRs	3,262,181	35,156	(C)	31,871	3.81%	23.7	(3,285)
Total	$9,315,323	$56,097		$61,263	3.26%	25.4	$(3,036)

(A)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of September 30, 2017 and December 31, 2016 is reflected in the respective pool.
(E)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.1%
New Jersey	6.8%
Florida	6.1%
All other	74.0%
Total	100.0%

As of December 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
Texas	10.0%
California	8.9%
Florida	6.7%
Virginia	5.9%
North Carolina	5.8%
Georgia	5.8%
New Jersey	5.6%
Washington	5.5%
Colorado	5.2%
All other	40.6%
Total	100.0%

Geographic concentrations of investments expose the Company to the risk of economic downturns within the relevant states. Any such downturn in a state where the Company holds significant investments could affect the underlying borrower’s ability to make the mortgage payment and, therefore, could have a meaningful, negative impact on the Company’s Servicing Related Assets.

Note 6 — Equity and Earnings per Common Share

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

The following table sets forth the number of shares of the Company’s common stock and the values thereof (based on the closing prices on the respective dates of grant) granted to the Company’s independent directors under the 2013 Plan. Except as otherwise indicated, all shares are fully vested.

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Issuance
	Issued	Forfeited	Converted	Issued	Forfeited	Compensation Plans	Price
December 31, 2016	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2017	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	-	-	(8,199)	-	(46,349)	$18.30
June 30, 2017	(178,500)	916	-	(36,702)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	12,917	(12,917)	-	-	$18.44
September 30, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869

As of September 30, 2017, a total of 108,767 LTIP-OP Units have vested, and 12,917 LTIP-OP Units have been converted into shares of the Company’s common stock.

Common Stock Issuance Information

Grant Date	Number of Share Granted		Aggregate Fair Market Value
January 27, 2014	1,590		$29,987
January 27, 2014	7,953		$149,994
September 9, 2015	9,495		$150,021
June 15, 2016	9,465	(A)	$150,020
June 14, 2017	8,199	(B)	$150,042

(A)	3,155 of these shares were forfeited upon the resignation of Mr. Kislak in September 2016.
(B)	Subject to forfeiture in certain circumstances prior to June 14, 2018.

The Company recognized approximately $183,000 and $193,000 in share-based compensation expense in the three month periods ended September 30, 2017 and 2016, respectively. The Company recognized approximately $464,000 and $475,000 in share-based compensation expense in the nine month periods ended September 30, 2017 and 2016, respectively. There was approximately $1.0 million of total unrecognized share-based compensation expense as of September 30, 2017, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

As of September 30, 2017, 1,288,869 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated interim financial statements relate to LTIP-OP Units in the Operating Partnership and common units of limited partnership interest in the Operating Partnership issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2017, the non-controlling interest holders in the Operating Partnership owned 164,667 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 97,470,000 are currently undesignated and 2,530,000 shares of which have been designated as Series A Preferred Stock.

On August 17, 2017, the Company completed the offering of 2,400,000 shares of Series A Preferred Stock for net proceeds of $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after August 17, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% of the $25.00 liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

Earnings per Common Share

The Company is required to present both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. In accordance with ASC 260, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares.

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income allocable to common stockholders	$6,859	$5,519	$27,781	$(1,359)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(93)	(77)	(386)	21
Dividends on preferred stock	593	-	593	-
Net income allocable to common stockholders	$6,173	$5,442	$26,802	$(1,338)
Denominator:
Weighted average common shares outstanding	12,700,348	7,511,653	11,009,825	7,510,246
Weighted average diluted shares outstanding	12,711,776	7,528,188	11,030,401	7,522,614
Basic and Dilutive:
Basic earnings per share	$0.49	$0.72	$2.43	$(0.18)
Diluted earnings per share	$0.49	$0.72	$2.43	$(0.18)

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The Management Agreement terminates on October 22, 2020, subject to automatic renewal for successive one-year terms and to certain termination rights. The Manager’s performance is reviewed prior to any renewal.  The Management Agreement may be terminated by the Company for cause (as defined in the Management Agreement) without payment of a termination fee, or may be terminated for poor performance or without cause with payment of a termination fee. The termination fee equals three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination, upon either the affirmative vote of at least two-thirds of the members of the board of directors or the affirmative vote of the holders of at least a majority of the outstanding common stock. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the stockholders’ equity (as defined in the Management Agreement).

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided.  The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and Freedom Mortgage were controlled by Mr. Stanley Middleman, who is also a shareholder of the Company. Ownership of the Manager has been transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman.

The Management Agreement provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of software, legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the allocable portion of the compensation paid to specified officers dedicated to the Company. The amounts under “Due to affiliates” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fee to Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$757	$611	$2,429	$1,731
Compensation reimbursement	191	191	573	451
Total	$948	$802	$3,002	$2,182

Subservicing Agreement

Freedom Mortgage is directly servicing the majority of the Company’s portfolio of Fannie Mae and Freddie Mac MSRs and all of its Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement.  Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three month period ended September 30, 2017, MSRs on 13 loans with an aggregate UPB of approximately $3.7 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage. During the nine month period ended September 30, 2017, MSRs on 88 loans with an aggregate UPB of approximately $20.7 million had been received from Freedom Mortgage which generated approximately $34,000 in fees due to Freedom Mortgage.

Sale of Excess MSRs

On November 15, 2016, the Company completed the sale of the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. At the closing, the Company received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on the Company’s $25 million term loan facility with NexBank SSB (the “NexBank term loan”) with a portion of the cash proceeds and released the Company’s security interests in the underlying MSRs. The Company invested the remaining cash proceeds in Agency RMBS and expects to redeploy those proceeds into future MSR acquisitions.  The Company completed the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of those Excess MSRs, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a weighted average servicing fee of approximately 30 basis points at the time of acquisition. The Ginnie Mae MSRs relate to a pool consisting primarily of newly originated Ginnie Mae conforming mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. At the closing of the sale of the Excess MSRs in Excess MSR Pool 2, the Company repaid the remaining outstanding borrowings drawn on the NexBank term loan with cash on hand.  In addition, the acknowledgment agreement that the Company and Freedom Mortgage entered into with Ginnie Mae at the time of the IPO was terminated.

In connection with the sale transactions, Freedom Mortgage agreed to make 12 monthly yield maintenance payments to the Company beginning in December 2016 aggregating $3.0 million, of which $500,000 is receivable as of September 30, 2017 and is recorded in “Receivables and other assets” on the consolidated balance sheet.

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

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and Treasury Futures

In order to help mitigate exposure to higher short-term interest rates in connection with borrowings under its repurchase agreements, the Company enters into interest rate swap agreements and swaption agreements. Interest rate swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates. A swaption is an option granting its owner the right but not the obligation to enter into an underlying swap. The Company’s interest rate swap agreements and swaptions have not been designated as qualifying hedging instruments for GAAP purposes.

In order to help mitigate duration risk and manage basis risk, the Company utilizes Treasury futures and forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular RMBS to be delivered is not identified until shortly before the TBA settlement date. Unless otherwise indicated, references to Treasury futures include options on Treasury futures.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	September 30, 2017	December 31, 2016
Notional amount of interest rate swaps	$994,650	$415,850
Notional amount of swaptions	130,000	70,000
Notional amount of TBAs, net	53,500	(6,000)
Notional amount of Treasury futures	-	50,000
Notional amount of options on Treasury futures	(10,000)	20,000
Total notional amount	$1,168,150	$549,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2017	$994,650	1.80%	1.31%	5.2
December 31, 2016	$415,850	1.46%	0.90%	4.8

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
September 30, 2017	$130,000	2.89%	LIBOR-BBA	%	10.7
December 31, 2016	$70,000	2.74%	LIBOR-BBA	%	10.9

(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, net, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Non-Hedge Derivatives	(Loss) Location	2017	2016	2017	2016
Interest rate swaps	Realized gain (loss) on derivatives, net	$(720)	$(1,208)	$(1,315)	$(2,956)
Swaptions	Realized gain (loss) on derivatives, net	(105)	(433)	(174)	(573)
TBAs	Realized gain (loss) on derivatives, net	(329)	52	(843)	26
Treasury futures	Realized gain (loss) on derivatives, net	(326)	(558)	(1,962)	(404)
Total		$(1,480)	$(2,147)	$(4,294)	$(3,907)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2017

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,607	$-	$7,607	$(7,607)	$-	$-
Swaptions	596	-	596	(596)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-
Total Assets	$8,203	$-	$8,203	$(8,203)	$-	$-

Liabilities
Repurchase agreements	$1,561,074	$-	$1,561,074	$(1,542,299)	$(18,775)	$-
Interest rate swaps	2,772	-	2,772	6,215	(8,987)	-
Swaptions	-	-	-	-	-	-
TBAs	193	-	193	(193)	-	-
Treasury futures	-	-	-	194	(194)	-
Total Liabilities	$1,564,039	$-	$1,564,039	$(1,536,083)	$(27,956)	$-

As of December 31, 2016

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,639	$-	$7,639	$(7,639)	$-	$-
Swaptions	1,482	-	1,482	(1,482)	-	-
TBAs	-	-	-	-	-	-
Treasury futures	-	-	-	-	-
Total Assets	$9,121	$-	$9,121	$(9,121)	$-	$-

Liabilities
Repurchase agreements	$594,615	$-	$594,615	$(574,181)	$(20,434)	$-
Interest rate swaps	339	-	339	-	(339)	-
Swaptions	-	-	-	-	-	-
TBAs	75	-	75	(75)	-	-
Treasury futures	280	-	280	526	(806)	-
Total Liabilities	$595,309	$-	$595,309	$(573,730)	$(21,579)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2017 and December 31, 2016.

Excess MSRs

The Company held a portfolio of Excess MSRs that were reported at fair value in the consolidated balance sheet at December 31, 2016. The Company used a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at September 30, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2017 and December 31, 2016.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2017 and December 31, 2016.

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

Recurring Fair Value Measurements

As of September 30, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,166,576	$-	$1,166,576
Freddie Mac	-	500,775	-	500,775
CMOs	-	87,023	-	87,023
RMBS total	-	1,754,374	-	1,754,374
Derivative assets
Interest rate swaps	-	7,607	-	7,607
Interest rate swaptions	-	596	-	596
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative assets total	-	8,203	-	8,203
Servicing related assets	-	-	97,112	97,112
Total Assets	$-	$1,762,577	$97,112	$1,859,689
Liabilities
Derivative liabilities
Interest rate swaps	-	2,772	-	2,772
TBAs	-	193	-	193
Treasury futures	-	-	-	-
Derivative liabilities total	-	2,965	-	2,965
Total Liabilities	$-	$2,965	$-	$2,965

As of December 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$448,937	$-	$448,937
Freddie Mac	-	198,103	-	198,103
CMOs	-	24,864	-	24,864
RMBS total	-	671,904	-	671,904
Derivative assets
Interest rate swaps	-	7,639	-	7,639
Interest rate swaptions	-	1,482	-	1,482
Derivative assets total	-	9,121	-	9,121
Servicing related assets	-	-	61,263	61,263
Total Assets	$-	$681,025	$61,263	$742,288
Liabilities
Derivative liabilities
Interest rate swaps	-	339	-	339
TBAs	-	75	-	75
Treasury futures	-	280	-	280
Derivative liabilities total	-	694	-	694
Total Liabilities	$-	$694	$-	$694

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2017 and December 31, 2016 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2017

	Level 3 (A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	61,504	61,504
Sales	(35,905)	-	(35,905)
Proceeds from principal paydowns	-	-	-
Other changes (B)	6,513	(1,734)	4,779
Purchases, sales and principal paydowns:	$(29,392)	$59,770	$30,378
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	10,051	10,051
Other changes in fair value (C)	-	(4,580)	(4,580)
Unrealized gain (loss) included in Net Income	$-	$5,471	$5,471
Balance at September 30, 2017	$-	$97,112	$97,112

As of December 31, 2016

	Level 3 (A)
	Excess MSRs Pool 1	Excess MSRs Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases, sales and principal paydowns:
Purchases	-	-	-	16,179	16,179
Sales	(39,916)	-	(1,179)	-	(41,095)
Proceeds from principal paydowns	(3,566)	(3,911)	(327)	-	(7,804)
Other changes (B)	-	-	-	(784)	(784)
Purchases, sales and principal paydowns:	$(43,482)	$(3,911)	$(1,506)	$15,395	$(33,504)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	249	-	227	476
Other changes in fair value (C)	-	-	-	(3,512)	(3,512)
Unrealized gain (loss) included in Net Income	$-	$249	$-	$(3,285)	$(3,036)
Balance at December 31, 2016	$-	$29,392	$-	$31,871	$61,263

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$55,369	Discounted cash flow	Constant prepayment speed	6.7% - 20.2%	11.1%
			Uncollected payments	0.2% - 5.2%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$41,743	Discounted cash flow	Constant prepayment speed	6.0% - 15.9%	8.7%
			Uncollected payments	0.4% - 4.7%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$97,112	Discounted cash flow

As of December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
Excess MSR Pool 2	$29,392	Discounted cash flow	Constant prepayment speed	7.8% - 31.9%	14.3%
			Uncollected Payments	8.3% - 13.1%	11.9%
			Discount rate		16.2%
Conventional MSRs	$31,871	Discounted cash flow	Constant prepayment speed	7.1% - 24.9%	10.6%
			Uncollected payments	0.8% - 1.4%	1.3%
			Discount rate		9.3%
			Annual cost to service, per loan		$64
TOTAL	$61,263	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2017 and December 31, 2016 are described below.

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct the Company operations. For further discussion regarding the management fee, see Note 7.

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of September 30, 2017 and December 31, 2016.

Commitments to Purchase/Sell RMBS

As of September 30, 2017 and December 31, 2016, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of September 30, 2017, the Company (i) was not obligated to purchase any securities and (ii) was not obligated to sell any securities. As of December 31, 2016, the Company was not obligated to purchase any securities and was obligated to sell approximately $6.0 million of securities, which have been classified within “Payables for unsettled trades” on the consolidated balance sheets.

Acknowledgment Agreements

In order to have Ginnie Mae acknowledge the Company’s interest in Excess MSRs related to FHA and VA mortgage loans that were pooled into securities guaranteed by Ginnie Mae, the Company entered into an acknowledgment agreement with Ginnie Mae and Freedom Mortgage. Under that agreement, if Freedom Mortgage failed to make a required payment to the holders of the Ginnie Mae-guaranteed RMBS, the Company would have been obligated to make that payment even though the payment may have related to loans for which the Company did not own any Excess MSRs. The Company’s failure to make that payment would have resulted in liability to Ginnie Mae for any losses or claims that Ginnie Mae suffered as a result.  This agreement was terminated in February 2017 in connection with the sale of the Company’s remaining Excess MSRs back to Freedom Mortgage.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,561.1 million and $594.6 million of borrowings under its repurchase agreements as of September 30, 2017 and December 31, 2016, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 61 days and 65 days as of September 30, 2017 and December 31, 2016, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$336,151	1.35%
One to three months	906,393	1.36%
Greater than three months	318,530	1.40%
Total/Weighted Average	$1,561,074	1.37%

As of December 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$60,690	1.14%
One to three months	456,502	0.91%
Greater than three months	77,423	0.90%
Total/Weighted Average	$594,615	0.93%

There were no overnight or demand securities as of September 30, 2017 or December 31, 2016.

Note 12 – Notes Payable

At December 31, 2016, the Company had outstanding borrowings of $8.9 million on the $25 million NexBank term loan (the “Term Loan”). The Term Loan was paid in full in connection with the sale of the Excess MSRs in Excess MSR Pool 2 back to Freedom Mortgage in February 2017.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The MSR Financing Facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). Approximately $15.5 million and $14.0 million was outstanding under the MSR Financing Facility at September 30, 2017 and December 31, 2016, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of September 30, 2017

	2017	2018	2019	2020	2021	2022	Total
MSR Term Facility
Borrowings under MSR Term Facility	$500	$2,000	$2,000	$2,000	$2,000	$11,000	$19,500
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$294	$1,216	$1,284	$12,706	$-	$15,500
Total	$500	$2,294	$3,216	$3,284	$14,706	$11,000	$35,000

As of December 31, 2016

	2017	2018	2019	2020	2021	Total
Term Loan
Borrowings under Term Loan	$2,841	$3,005	$3,040	$-	$-	$8,886
MSR Financing Facility
Borrowings under Financing Facility	$-	$271	$1,118	$1,175	$11,436	$14,000
Total	$2,841	$3,276	$4,158	$1,175	$11,436	$22,886

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2017	December 31, 2016
Excess servicing income receivable	$500	$5,598
Servicing advances	3,137	1,432
Interest receivable	5,471	2,069
Repurchased loans held for sale	3,169	1,570
Other receivables	1,584	1,628
Total other assets	$13,861	$12,297

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2017	December 31, 2016
Accrued interest payable	$3,770	$1,006
Escrow funds held	37	37
Net deferred tax payable	337	-
Accrued expenses	5,360	4,719
Total accrued expenses and other liabilities	$9,504	$5,762

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 15 – Income Taxes

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned TRS, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Current federal income tax expense	$(365)	$-
Current state income tax expense	(45)	-
Deferred federal income tax expense (benefit)	(119)	(602)
Deferred state income tax expense (benefit)	(13)	(67)
Total Income Tax Expense	$(542)	$(669)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2017		2016
Computed income tax (benefit) expense at federal rate	$9,534	35.0%	$(710)	35.0%
State taxes, net of federal benefit, if applicable	(54)	(0.2)%	(67)	3.3%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	-	-%
REIT income not subject to tax	(10,022)	(36.8)%	108	(5.3)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$(542)	(2.0)%	$(669)	33.0%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2017 and December 31, 2016, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Income taxes payable
Federal income taxes payable	$92	$-
State and local income taxes payable	17	-
Income taxes payable	$109	$-

	September 30, 2017	December 31, 2016
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(17)	$(53)
Deferred tax - mortgage servicing rights	(508)	(340)
Total net deferred tax (assets) liabilities	$(525)	$(393)

The deferred tax asset as of September 30, 2017 was primarily related to MSRs. The deferred tax asset as of December 31, 2016 was primarily related to MSRs. No valuation allowance has been established at September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the deferred tax asset is included in “Accrued expenses and other liabilities” in the consolidated balance sheets

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Subsequent Events

Events subsequent to September 30, 2017 were evaluated, and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock and our Series A Preferred Stock are listed and traded on the New York Stock Exchange under the symbol “CHMI” and “CHMI-PA”, respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014.  The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. The acquisition of Aurora included a portfolio of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $718.4 million as of May 29, 2015. Aurora subsequently acquired seven additional portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $5.8 billion as of their respective closing dates. Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

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

In addition to Servicing Related Assets, we invest in Agency RMBS primarily backed by 30-, 20- and 15-year fixed rate mortgages (“FRMs”) that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. We have also invested in Agency collateralized mortgage obligations (“CMOs”) consisting of interest-only securities as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

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

On March 29, 2017, we issued and sold 5,175,000 shares of common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were temporarily invested in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs. This has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be redeployed into MSRs.

On August 17, 2017, we issued and sold 2,400,000 shares of Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions before expenses of approximately $193,000. All of the net proceeds were temporarily invested in RMBS pending re-deployment of a substantial portion of those proceeds into the acquisition of MSRs. This has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be redeployed into MSRs.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%
March 31, 2015	3.60%	1.92%	1.68%
December 31, 2014	3.66%	1.99%	1.67%
September 30, 2014	3.66%	2.00%	1.66%
June 30, 2014	3.72%	2.00%	1.71%
March 31, 2014	3.62%	2.10%	1.52%

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

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Investments — Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results, but such changes will affect our book value. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

Impact of Changes in Market Interest Rates on Our Assets

The value of our assets generally will be affected by prepayment rates on mortgage loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. Similarly, if we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans subserviced by Freedom Mortgage underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. In the three and nine month periods ended September 30, 2017, Aurora received MSRs with an aggregate UPB of approximately $3.7 million and $20.7 million and paid fees of approximately $4,200 and $34,000, respectively, to Freedom Mortgage under this joint marketing recapture agreement.

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;
•	the value of our assets to fluctuate;
•	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;
•	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and
•	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;
•	the interest expense associated with our borrowings to decrease;
•	the value of our assets to fluctuate;
•	a decrease in the value of any interest rate swap agreements we may enter into as part of our hedging strategy; and
•	the coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with U.S. Securities and Exchange Commission guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and our reported amounts of revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320, Investments – Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we elect to classify substantially all of our securities as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. See “–Valuation of Financial Instruments.”

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

As of September 30, 2017, all of our Excess MSRs have been sold back to Freedom Mortgage.

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

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated interim financial statements with better information regarding the effects of prepayments and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. Approximately $3.1 million and $1.4 million in reimbursable servicing advances were receivable at September 30, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. MSRs are reported at fair value on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs (see “Part I, Item 1. Notes to Consolidated Financial Statements— Note 9. Fair Value”).

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of comprehensive income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to its stockholders and does not engage in prohibited transactions. The Company’s TRSs, CHMI Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income
Interest income	$11,932	$7,157	$28,012	$19,480
Interest expense	6,096	1,877	12,819	5,419
Net Interest Income	5,836	5,280	15,193	14,061
Servicing fee income	6,307	2,365	16,374	5,434
Servicing costs	1,626	641	3,844	1,544
Net servicing income	4,681	1,724	12,530	3,890
Other Income (Loss)
Realize gain (loss) on RMBS, net	(169)	770	(502)	1,325
Realized gain (loss) on investments in Excess MSRs, net	-	-	6,678	-
Realized gain (loss) on derivatives, net	(1,480)	(2,147)	(4,294)	(3,907)
Realized gain (loss) on acquired assets, net	-	-	-	-
Unrealized gain (loss) on derivatives, net	1,684	3,199	(1,867)	(3,227)
Unrealized gain (loss) on Excess MSRs	-	117	-	(2,339)
Unrealized gain (loss) on investments in MSRs	(2,334)	(1,847)	5,471	(7,155)
Total Income	8,218	7,096	33,209	2,648
Expenses
General and administrative expense	948	864	2,968	2,494
Management fee to affiliate	948	802	3,002	2,182
Total Expenses	1,896	1,666	5,970	4,676
Income (Loss) Before Income Taxes	6,322	5,430	27,239	(2,028)
(Benefit from) provision for corporate business taxes	(537)	(89)	(542)	(669)
Net Income (Loss)	6,859	5,519	27,781	(1,359)
Net income allocated to LTIP - OP Units	(93)	(77)	(386)	21
Dividends on preferred stock	593	-	593	-
Net income (loss) Applicable to Common Stockholders	$6,173	$5,442	$26,802	$(1,338)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended September 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$11,932	$-	$11,932
Interest expense	185	5,911	-	6,096
Net interest income	(185)	6,021	-	5,836
Servicing fee income	6,307	-	-	6,307
Servicing costs	1,626	-	-	1,626
Net servicing income	4,681	-	-	4,681
Other income	(2,334)	35	-	(2,299)
Other operating expenses	-	-	1,896	1,896
Corporate business taxes	(537)	-	-	(537)
Net income (loss)	$2,699	$6,056	$(1,896)	$6,859

	Three Months Ended September 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$3,200	$3,957	$-	$7,157
Interest expense	320	1,557	-	1,877
Net interest income	2,880	2,400	-	5,280
Servicing fee income	2,365	-	-	2,365
Servicing costs	641	-	-	641
Net servicing income	1,724	-	-	1,724
Other income	(1,730)	1,822	-	92
Other operating expenses	-	-	1,666	1,666
Corporate business taxes	(89)	-	-	(89)
Net income (loss)	$2,963	$4,222	$(1,666)	$5,519

	Nine Months Ended September 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$27,489	$-	$28,012
Interest expense	422	12,397	-	12,819
Net interest income	101	15,092	-	15,193
Servicing fee income	16,374	-	-	16,374
Servicing costs	3,844	-	-	3,844
Net servicing income	12,530	-	-	12,530
Other income	12,149	(6,663)	-	5,486
Other operating expenses	-	-	5,970	5,970
Corporate business taxes	(542)	-	-	(542)
Net income (loss)	$25,322	$8,429	$(5,970)	$27,781

	Nine Months Ended September 30, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$7,729	$11,751	$-	$19,480
Interest expense	993	4,426	-	5,419
Net interest income	6,736	7,325	-	14,061
Servicing fee income	5,434	-	-	5,434
Servicing costs	1,544	-	-	1,544
Net servicing income	3,890	-	-	3,890
Other income	(9,494)	(5,809)	-	(15,303)
Other operating expenses	-	-	4,676	4,676
Corporate business taxes	(669)	-	-	(669)
Net income (loss)	$1,801	$1,516	$(4,676)	$(1,359)

Interest Income

Interest income for the three month period ended September 30, 2017 was $11.9 million as compared to $7.1 million for the three month period ended September 30, 2016 without the effect of the estimated “catch up” premium amortization (benefit) cost adjustment of approximately $21,000 for the three month period ended September 30, 2016. Interest income for the nine month period ended September 30, 2017 was $28.0 million as compared to $19.5 million for the nine month period ended September 30, 2016 without the effect of the estimated “catch up” premium amortization (benefit) cost adjustment of approximately $1.8 million for the nine month period ended September 30, 2016. This adjustment makes the interest income for Servicing Related Assets for the three and nine month periods ended September 30, 2016 comparable to interest income for Servicing Related Assets for the three and nine month periods ended September 30, 2017, respectively. For the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016, the increase of approximately $4.8 million in interest income was the result of a decrease of approximately $3.2 million in Servicing Related Assets (due to the sale of the Excess MSRs to Freedom Mortgage in November 2016 and February 2017) and an increase of approximately $8.0 million in RMBS (due to the temporary investment of proceeds from the sale of common stock and preferred stock in March 2017 and August 2017, respectively). For the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016, the increase of approximately $6.8 million in interest income was the result of a decrease of approximately $9.0 million in Servicing Related Assets and an increase of approximately $15.7 million in RMBS.

Interest Expense

Interest expense for the three month period ended September 30, 2017 was $6.1 million as compared to $1.9 million for the three month period ended September 30, 2016. Interest expense for the nine month period ended September 30, 2017 was $12.8 million as compared to $5.4 million for the nine month period ended September 30, 2016. For the three month period ended September 30, 2017 as compared to the three month period ended September 30, 2016, the $4.2 million increase was the result of a decrease of approximately $135,000 from Servicing Related Assets and an increase of approximately $4.4 million from RMBS. For the nine month period ended September 30, 2017 as compared to the nine month period ended September 30, 2016, the $7.4 million increase was the result of a decrease of approximately $571,000 from Servicing Related Assets and an increase of approximately $8.0 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings to finance the increased RMBS holdings due to the temporary investment of the proceeds of the sale of common stock and preferred stock in March 2017 and August 2017, respectively, and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three month period ended September 30, 2017 decreased by approximately $2.3 million as compared to a decrease of approximately $1.7 million in the three month period ended September 30, 2016. The fair value of our investments in Servicing Related Assets for the nine month period ended September 30, 2017 increased by approximately $5.5 million as compared to a decrease of approximately $9.5 million in the nine month period ended September 30, 2016. The increase was a function of the acquisition of Ginnie Mae MSRs as of February 1, 2017 on loans with an aggregate UPB of approximately $4.5 billion and the significant increase in the value of those MSRs between the time the Company and Freedom Mortgage identified the Ginnie Mae MSRs and the closing of the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage in the first quarter of 2017.

Change in Fair Value of Derivatives

The fair value of derivatives increased by approximately $1.7 million for the three month period ended September 30, 2017 primarily due to changes in interest rates. The fair value of derivatives decreased by approximately $1.9 million for the nine month period ended September 30, 2017 primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the three and nine month periods ended September 30, 2017 increased by approximately $84,000 and $474,000 from the three and nine month periods ended September 30, 2016, respectively, primarily due to the growth of Aurora.

Management Fees to Affiliate

Management fees for the three and nine month periods ended September 30, 2017 increased by approximately $146,000 and $820,000 from the three and nine month periods ended September 30, 2016, respectively, primarily due to the sale of the Company’s common stock at the end of the first quarter and the resulting increase in stockholders’ equity.

Net Income Allocated to LTIP - OP Units

Net income allocated to LTIP—OP Units which are owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represents approximately 1.3% of net income for the nine months ended September 30, 2017.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed due to the following factors (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2017
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166
Other comprehensive income (loss)	3,574
Accumulated other comprehensive gain (loss), September 30, 2017	$4,740

Nine Months Ended September 30, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	11,133
Accumulated other comprehensive gain (loss), September 30, 2017	$4,740

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended September 30, 2017, a 2.9 basis point increase in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $3.6 million, recorded in accumulated other comprehensive income. During the nine month period ended September 30, 2017, a 11.6 basis point decrease in the 10 Year US Treasury rate caused a net unrealized gain on our RMBS of approximately $11.1 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives and changes in fair value of MSRs primarily due to realization of expected cash flows (runoff). Core earnings is adjusted to exclude outstanding LTIP-OP units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings include yield maintenance payments received in connection with the sale of the Company's Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended September 30, 2017, as compared to the three month period ended September 30, 2016, increased by approximately $2.5 million primarily due to increased invested capital as a result of the 2017 common stock follow on and preferred offerings. Core earnings, per common share for the three month period ended September 30, 2017, as compared to the three month period ended September 30, 2016, decreased by approximately $0.02 per share primarily due to an increased number of common shares.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$6,859	$5,519	$27,781	$(1,359)
Realized (gain) loss on RMBS, net	169	(770)	502	(1,325)
Realized (gain) loss on investments in Excess MSRs, net	-	-	(6,678)	-
Realized loss on derivatives, net	1,480	2,147	4,294	3,907
Unrealized (gain) loss on derivatives, net	(1,684)	(3,199)	1,867	3,227
Unrealized (gain) loss on investments in Excess MSRs	-	(117)	-	2,339
Unrealized (gain) loss on investments in MSRs	2,334	1,847	(5,471)	7,155
Tax (benefit) expense on unrealized (gain) loss on MSRs	(643)	(91)	(783)	(624)
Estimated 'catch up' premium amortization cost	-	21	-	1,772
Changes due to realization of expected cash flows	(1,975)	(1,228)	(4,731)	(2,834)
Yield maintenance income	750	-	2,250	-
Total core earnings:	$7,290	$4,129	$19,031	$12,258
Core earnings attributable to noncontrolling interests in Operating Partnership	(100)	(76)	(265)	(192)
Dividends on preferred stock	593	-	593	-
Core Earnings Attributable to Common Stockholders	$6,597	$4,053	$18,173	$12,066
Core Earnings Attributable to Common Stockholders, per Share	$0.52	$0.54	$1.65	$1.60
GAAP Net income (Loss) Per Share of Common Stock	$0.49	$0.72	$2.43	$(0.18)

Our Portfolio

Excess MSRs

As of December 31, 2016, we had approximately $29.4 million of estimated carrying value of Excess MSRs which were sold to Freedom Mortgage on February 1, 2017. As a result, we have no investments in Excess MSRs at September 30, 2017.

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

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired seven portfolios of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of $5.8 billion as of the respective acquisition dates. The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$55,369	$5,586,773	3.82%	0.25%	295	28	0.3%
Government	41,743	4,139,062	3.36%	0.30%	336	17	-%
MSR Total/WA	$97,112	$9,725,835	3.63%	0.27%	313	23	0.2%

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%
MSR Total/WA	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,210,392	$1,165,789	$4,846	$(4,059)	$1,166,576	145	(B)	3.78%	3.59%	26
Freddie Mac	531,492	500,126	2,297	(1,648)	500,775	60	(B)	3.77%	3.58%	27
CMOs	94,475	83,698	4,010	(685)	87,023	18	Unrated	5.14%	5.10%	12
Total/Weighted Average	$1,836,359	$1,749,613	$11,153	$(6,392)	$1,754,374	223		3.85%	3.66%	25

As of December 31, 2016

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.52%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.44%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	4.24%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which is equal to carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2017	December 31, 2016
Weighted Average Asset Yield	2.91%	3.22%
Weighted Average Interest Expense	1.65%	1.56%
Net Interest Spread	1.26%	1.66%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements.

In the future, sources of funds for liquidity may include potential additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. The recent sales of our common stock and our Series A Preferred Stock resulted in approximately $58.1 million of net proceeds which have been invested in Agency RMBS pending re-deployment of a significant portion of such proceeds into the acquisition of MSRs. To effectuate this re-deployment, we intend to sell Agency RMBS and use the proceeds from such sales to fund our acquisition of MSRs. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of September 30, 2017, we had repurchase agreements with 29 counterparties and approximately $1,561.1 million of outstanding repurchase agreement borrowings from 17 of those counterparties, which were used to finance RMBS. As of September 30, 2017, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2017 was approximately 5.1%. During the term of the repurchase agreement, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the temporary investment of funds in Agency RMBS received from the following sources pending the redeployment of a portion of such funds into MSR investments: amounts borrowed under the MSR Financing Facility; the sale of our Excess MSRs; and the sales of common stock and preferred stock in March 2017 and August 2017, respectively.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.1% and 5.4% as of September 30, 2017 and December 31, 2016, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$351,148	$336,151	1.35%
One to three months	940,405	906,393	1.36%
Greater than three months	332,288	318,530	1.40%
Total/Weighted Average	$1,623,840	$1,561,074	1.37%

As of December 31, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$65,121	$60,690	1.14%
One to three months	464,585	456,502	0.91%
Greater than three months	78,854	77,423	0.90%
Total/Weighted Average	$608,560	$594,615	0.93%

The amount of collateral as of September 30, 2017 and December 31, 2016, including cash, was $1,642.7 million and $632.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2017 and December 31, 2016 was 61 days and 65 days, respectively.

MSR Financing Arrangements

In September 2016, Aurora and QRS III entered into a loan and security agreement, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The MSR Financing Facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At September 30, 2017 and December 31, 2016, approximately $15.5 million and $14.0 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20 million loan secured by the pledge of Aurora’s Ginnie Mae MSRs and the ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

Cash Flows

Our operating activities provided cash of approximately $28.0 million and our investing activities used cash of approximately $1,104.4 million for the three month period ended September 30, 2017. The cash used in operating activities and investing activities is a result of two equity offerings in 2017 as well as the execution of our ongoing investment strategy.

Dividends

We conduct our operations in a manner intended to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common and preferred stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or, with respect to our common stock, we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will make distributions only upon the authorization of our board of directors. The amount, timing and frequency of distributions will be authorized by our board of directors based upon a variety of factors, including:

•	actual results of operations;
•	our level of retained cash flows;
•	our ability to make additional investments in our target assets;
•	restrictions under Maryland law;
•	the terms of our preferred stock
•	any debt service requirements;
•	our taxable income;
•	the annual distribution requirements under the REIT provisions of the Code; and
•	other factors that our board of directors may deem relevant

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon our Manager’s management of our business. Distributions will be made quarterly in cash to the extent that cash is available for distribution. We may not be able to generate sufficient cash available for distribution to pay distributions to our stockholders. In addition, our board of directors may change our distribution policy with respect to our common stock in the future.

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three-month periods ended September 30, 2017 was $0.49. Our GAAP earnings per share for the three-month period ended September 30, 2016 was $0.72.

Off-balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2017 and December 31, 2016 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,561,074	$-	$-	$-	$1,561,074
Interest on repurchase agreement borrowings(A)	$3,564	$-	$-	$-	$3,564
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,500	$-	$19,500
Interest on MSR Term Facility borrowings	$1,164	$1,955	$1,272	$-	$4,391
Financing Facility
Borrowings under Financing Facility	$-	$2,466	$13,034	$-	$15,500
Interest on MSR Financing borrowings	$793	$1,560	$729	$-	$3,082

As of December 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$594,615	$-	$-	$-	$594,615
Interest on repurchase agreement borrowings(A)	$877	$-	$-	$-	$877
Term Loan
Borrowings under Term Loan facility	$2,841	$6,045	$-	$-	$8,886
Interest on Term Loan borrowings	$424	$350	$-	$-	$774
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$1,388	$12,612	$-	$14,000
Interest on MSR Financing borrowings	$622	$1,313	$1,075	$-	$3,010

(A)
Interest expense is calculated based on the interest rate in effect at September 30, 2017 and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

Management Agreement

The Management Agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity, adjusted as set forth in the Management Agreement, and calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination. Such termination fee will be payable upon termination of the Management Agreement by us without cause or by our Manager if we materially breach the Management Agreement.

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

Subservicing Agreements

Aurora has three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an  agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency. The Company pays fees for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s servicing MSR portfolio as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three month period ended September 30, 2017, MSRs on 13 loans with an aggregate UPB of approximately $3.7 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage.

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

The following tables summarize the estimated change in fair value of our interests in the MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$59,778	$57,495	$55,369	$53,385	$51,531
Change in FV	$4,409	$2,126	$-	$(1,983)	$(3,838)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$60,724	$57,982	$55,369	$52,921	$50,642
Change in FV	$5,355	$2,613	$-	$(2,448)	$(4,727)
% Change in FV	10%	5%	-	(4)%	(9)%
Servicing Cost Shift in %
Estimated FV	$57,095	$56,232	$55,369	$54,506	$53,643
Change in FV	$1,726	$863	$-	$(863)	$(1,726)
% Change in FV	3%	2%	-	(2)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$46,065	$43,803	$41,743	$39,860	$38,135
Change in FV	$4,322	$2,060	$-	$(1,882)	$(3,608)
% Change in FV	10%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$44,374	$43,103	$41,743	$40,372	$39,025
Change in FV	$2,631	$1,360	$-	$(1,370)	$(2,718)
% Change in FV	6%	3%	-	(3)%	(7)%
Servicing Cost Shift in %
Estimated FV	$43,411	$42,577	$41,743	$40,909	$40,075
Change in FV	$1,668	$834	$-	$(834)	$(1,668)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2016

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$34,443	$33,110	$31,871	$30,716	$29,638
Change in FV	$2,573	$1,239	$-	$(1,155)	$(2,232)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,963	$33,355	$31,871	$30,497	$29,222
Change in FV	$3,093	$1,485	$-	$(1,374)	$(2,648)
% Change in FV	10%	5%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,915	$32,393	$31,871	$31,348	$30,826
Change in FV	$1,044	$522	$-	$(522)	$(1,044)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2017

		Fair Value Change
	September 30, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,814,952
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.41)%	(2.06)%	(3.56)%
RMBS Dollar Return		$(6,437)	$(15,107)	$(25,581)	$(37,467)	$(64,525)

As of December 31, 2016

		Fair Value Change
	December 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$672,190
RMBS Total Return (%)		(0.46)%	(1.02)%	(1.66)%	(2.37)%	(3.87)%
RMBS Dollar Return		$(3,069)	$(6,769)	$(11,092)	$(15,775)	$(25,834)
		(0.46)	(1.01)	(1.65)	(2.35)	(3.84)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2017, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

Our investments in Servicing Related Assets are dependent on the applicable mortgage sub-servicer to perform its sub-servicing obligations. If our sub-servicer fails to perform its obligations and is terminated by one or more Agencies as an approved servicer, the value of the MSRs being subserviced by that sub-servicer may be adversely affected. In addition, when we purchase MSRs from third parties, we rely, to a certain extent, on the ability and willingness of the sellers to perform their contractual obligations to remedy breaches of representations and warranties or to repurchase the affected loan and indemnify us for any losses.

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

Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2017, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1
Articles Supplementary designating the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the Securities and Exchange Commission on August 16, 2017).

10.1
First Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on August 16, 2017).

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 7, 2017	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2017	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2017

INDEX OF EXHIBITS

Exhibit Number	Description

3.1
Articles Supplementary designating the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the Securities and Exchange Commission on August 16, 2017).

10.1
First Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on August 16, 2017).

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.