Form 10-K
period 2017-12-31
Cherry Hill Mortgage Investment Corp
filed 2018-03-16
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	46-1315605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 Route 34, Suite 303 Farmingdale, New Jersey	07727
(Address of principal executive offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2017, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2017) was approximately $214.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2017, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 16, 2018, the registrant had a total of 12,721,464 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2018, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

This glossary defines some of the terms that we use elsewhere in this Annual Report on Form 10-K and is not a complete list of all of the defined terms used herein. In this Annual Report on Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “us,” “our,” the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

“Agency” means a U.S. Government agency, such as Ginnie Mae, or a GSE.

“Agency RMBS” means RMBS issued by an Agency or for which an Agency guarantees payments of principal and interest on the securities.

“ASC” means an Accounting Standards Codification.

“ARM” means an adjustable-rate residential mortgage loan.

“CFTC” means the U.S. Commodity Futures Trading Commission.

“CMO” means a collateralized mortgage obligation. CMOs are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles.

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

“mortgage loan” means a loan secured by real estate together with the right to receive the payment of principal and interest on the loan (including the servicing fee).

i

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;
•	the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net proceeds of any such offering in the target assets identified at the time of the offering;
•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
•	the Company’s expected leverage;
•	the Company’s expected investments;
•	the Company’s ability to acquire servicing-related assets and mortgage and real estate-related securities;
•	estimates and statements relating to, and the Company’s ability to make, future distributions to holders of the Company’s securities;
•	the Company’s ability to compete in the marketplace;
•	market, industry and economic trends;
•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);
•	mortgage loan modification programs and future legislative actions;
•	the Company’s ability to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;
•	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•	projected capital and operating expenditures;
•	availability of qualified personnel; and
•	projected prepayment and/or default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under “Item 1. Business” and “Item 1A. Risk Factors”;
•	general volatility of the capital markets;
•	changes in the Company’s investment objectives and business strategy;
•	availability, terms and deployment of capital;
•	availability of suitable investment opportunities;
•	the Company’s dependence on the Manager and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;
•	changes in the Company’s assets, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on the Company’s investments;
•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;
•	limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from regulation as an investment company under the Investment Company Act;
•	the degree and nature of the Company’s competition, including competition for the residential mortgage assets in which the Company invests; and
•	other risks associated with acquiring, investing in and managing residential mortgage assets.

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

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013, following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock is listed and traded on the New York Stock Exchange under the symbol “CHMI.” We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser established by Stanley Middleman. Our Manager is a party to a services agreement with Freedom Mortgage Corporation (“Freedom Mortgage”), which is owned and controlled by Mr. Middleman. Our Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

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

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and RMBS. Subject to market conditions, we may also invest in prime residential mortgage loans and other cash flowing residential mortgage assets.

We operate our business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other.” For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 3—Segment Reporting.”

Our Targeted Asset Classes

Our primary targeted asset classes currently include:

•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs (IOs and inverse IOs) and TBAs; and
•	Servicing Related Assets consisting of MSRs and Excess MSRs.

Our Strategy

Our strategy, which may change due to the availability and terms of capital and as market conditions warrant, involves:

•	allocating a substantial portion of our equity capital to the acquisition of Servicing Related Assets through bulk and flow purchases;
•	the creation of intercompany Excess MSRs from MSRs acquired by our mortgage servicing subsidiary, Aurora;
•	acquiring RMBS on a leveraged basis; and
•	opportunistically mitigating our prepayment and interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and, where applicable and available, recapture agreements.

Servicing Related Asset Strategy. We currently expect that the primary method by which we will invest in Excess MSRs will be through the creation of intercompany Excess MSRs from MSRs acquired by Aurora. We plan to acquire MSRs from servicers, which may include Freedom Mortgage, on a bulk and/or flow purchase basis on terms to be negotiated in the future.

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

We do not directly service the mortgage loans underlying the MSRs we acquire; rather, we contract with third-party subservicers to handle servicing functions for the loans underlying the MSRs.

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, from time to time, we invest in CMOs, including IOs and inverse IOs, primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize forward-settling purchases and sales of Agency RMBS where the underlying pools of mortgage loans are “to-be-announced” (“TBA”s). Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Generally, we do not take delivery of the specified pool but instead enter into an offsetting transaction before the date when we would be required to take delivery. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs.

Our RMBS strategy includes selective investments in GSE risk-sharing securities. GSE risk-sharing securities are general obligations of Fannie Mae and Freddie Mac that provide credit protection with respect to defaults on reference pools of loans. We currently expect to expand our participation in that market. However, the extent of our investments in GSE risk-sharing securities is limited by the gross income and asset tests applicable to REITs. We also may invest opportunistically in legacy non-Agency RMBS issued during or after 2010. To date, the GSE risk-sharing securities are the only non-Agency RMBS in which we have invested. If and when market conditions permit us to execute our prime mortgage loan acquisition and financing strategy, we expect that we will retain certain bonds collateralized by the prime mortgage loans we securitize. We also may selectively invest across the entire capital structure of non-Agency RMBS that are newly issued by third parties. Non-Agency RMBS are subject to risk of default, among other risks, and could result in greater losses.

Prime Mortgage Loans. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. While our interest in this asset class is undiminished, we do not currently anticipate that either market conditions or available long-term financing will result in our execution of this strategy in 2018. The prime mortgage loans may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

Our overall strategy, and each category of assets within that strategy, is adaptable to changing market environments, subject to compliance with the income and other tests that we must satisfy to maintain our qualification as a REIT and maintain our exclusion from regulation as an investment company under the Investment Company Act. As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted asset classes and strategy may vary over time in response to market conditions.

Our Manager

We are externally managed by our Manager and, with the exception of Aurora, our licensed mortgage servicing subsidiary, which has a nominal amount of employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The

Manager is party to a services agreement with Freedom Mortgage, which is owned and controlled by Mr. Middleman. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business.

The executive offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey 08054, and the telephone number of our Manager’s executive offices is (877) 870-7005.

We have an Investment Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. The members of our Investment Committee are Mr. Lown, our President and Chief Executive Officer; Mr. Evans, our Chief Investment Officer; Mr. Levine, our Chief Financial Officer, Treasurer and Secretary; and the MSR portfolio manager.

Our Manager is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the regulatory oversight of the Investment Management Division of the SEC.

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

In 2013 and 2014, we acquired Excess MSRs from Freedom Mortgage and entered into recapture agreements with Freedom Mortgage. For reporting purposes, these Excess MSRs were aggregated into three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. On November 15, 2016, we sold the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. We sold the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs on mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. In connection with these sales, we repaid the outstanding borrowings drawn on our $25 million term loan with NexBank SSB (the “NexBank term loan”). In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated. In connection with the sale transactions, Freedom Mortgage made 12 monthly yield maintenance payments aggregating $3.0 million to the Company from December 2016 to November 2017.

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

We have entered into repurchase agreements with 30 counterparties as of December 31, 2017. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has entered into two separate MSR financing facilities, one of which is a term loan for $20.0 million and secured by all Ginnie Mae MSRs owned by Aurora and one of which is a revolving loan for up to $25.0 million and secured by all Fannie Mae MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.” We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk we expect to arise from our repurchase agreement financings associated with our RMBS. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The interest rate hedging instruments that we currently use include: interest rate swaps, TBAs and swaptions. Our overall hedging strategy takes into account the natural hedging effect of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

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

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities for investment opportunities in general. See “Item 1A. Risk Factors—We operate in a highly competitive market.”

Employees

We do not have any employees other than those of our licensed mortgage servicing subsidiary, Aurora, which has four employees.

Our Tax Status

We have elected to be taxed as a REIT under the Code. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and non-U.S. taxes on our income. For example, the income generated by our TRS and its subsidiary, Aurora, is subject to U.S. federal, state and local income tax. See “Item 1A. Risk Factors—U.S. Federal Income Tax Risks” for additional tax status information.

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

We rely upon certain exemptions from registration as an investment company under the Investment Company Act, including, in the case of our subsidiary, Cherry Hill QRS I, LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. We treat the Agency whole-pool pass-through securities in which we have invested as qualifying real estate interests for purposes of the 55% requirement. The Servicing Related Assets and Agency CMOs we have acquired are not treated as qualifying real estate interests for purposes of the 55% requirement, but are treated as real estate-related assets that qualify for the 80% test. In addition, Cherry Hill QRS I, LLC will treat its investments in Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC and Cherry Hill QRS IV, LLC (“QRS IV”) as real estate-related assets because substantially all of the assets held by those subsidiaries are real estate-related assets.

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

Corporate Information

Our principal executive offices are located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727. Our telephone number is (877) 870-7005. The offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey, 08054.

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

Our investments in Servicing Related Assets are dependent on the entity performing the actual servicing of the mortgage loans, called the mortgage servicer, to perform its servicing obligations. As a result, we could be materially and adversely affected if a mortgage servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined through contractual agreements, which generally provide for the possibility for termination of the mortgage servicer in the absolute discretion of the applicable Agency. In addition, the termination of a mortgage servicer could take effect across all mortgages being serviced by that mortgage servicer. We have three mortgage servicers for the MSRs held by Aurora, one of which is Freedom Mortgage.

We could also be materially and adversely affected if a mortgage servicer is unable to adequately service the underlying mortgage loans due to the following reasons, among others:

•	its failure to comply with applicable laws and regulation;
•	its failure to perform its loss mitigation obligations;
•	a downgrade in its servicer rating;
•	its failure to perform adequately in its external audits;
•	a failure in or poor performance of its operational systems or infrastructure;
•	regulatory or legal scrutiny, enforcement proceedings, consent orders or similar actions regarding any aspect of its operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines; or
•	the transfer of servicing to another party.

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the servicer’s business. If any mortgage servicer that we use actually or allegedly fails to comply with applicable laws, rules or regulations, that mortgage servicer could be exposed to fines, penalties or other costs, or the mortgage servicer could be terminated by the applicable Agency. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs. In addition, if a mortgage servicer that we use experiences any of the failures or regulatory scrutiny described above, then we could become subject to heightened regulatory or legal scrutiny by virtue of being a counterparty of these entities. Such scrutiny could result in our incurring meaningful additional costs or fines or being subject to material operational requirements or restrictions, each of which could adversely affect our business and results of operations.

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

The performance of loans underlying our MSRs may be adversely affected by the performance of the related mortgage servicer.

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

Delinquency rates have a significant impact on the value of our Servicing Related Assets. An increase in delinquencies will generally result in lower revenue because, typically, servicers will only collect servicing fees from GSEs or mortgage owners for performing loans. Our expectation of delinquencies is a significant assumption underlying the cash flow projections on the related pools of mortgage loans. If delinquencies are significantly greater than expected, the actual fair value of the Servicing Related Assets could be diminished. As a result, we could suffer a loss.

Prepayment rates can change, adversely affecting the performance of our assets.

The frequency at which prepayments (including voluntary prepayments by borrowers, loan buyouts and liquidations due to defaults and foreclosures) occur on mortgage loans is affected by a variety of factors, including the prevailing level of interest rates as well as economic, demographic, tax, social, legal, and other factors. Generally, borrowers tend to prepay their mortgage loans when prevailing mortgage rates fall below the interest rates on their mortgage loans. If borrowers prepay their mortgage loans at rates that are faster or slower than expected, it may adversely affect our results.

We record our Servicing Related Assets on our balance sheet at fair value, and changes in their fair value are reflected in our consolidated results of operations. The determination of the fair value of Servicing Related Assets requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, among other things, prepayment rates, as well as estimates of the future cash flows from the Servicing Related Assets, interest rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of the Servicing Related Assets, which are measured at fair value on a recurring basis, may be materially different than the fair values of such assets as may be reflected in our consolidated financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Our failure to make accurate assumptions regarding prepayment rates or the other factors examined in determining fair value could cause the fair value of our Servicing Related Assets to materially vary, which could have a material adverse effect on our financial position, results of operations and cash flows. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

Prepayment rates also affect the fair values of our RMBS. Voluntary prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Ginnie Mae provides the issuer the option to buy loans that are 90 days or more delinquent out of the mortgage-backed securities that it services, which may also contribute to an increase in prepayment rates. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Additionally, changes in the GSEs decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates, prepayment speeds increased. The U.S. Federal Reserve’s purchases of Agency RMBS have resulted in a narrowing of the spread earned by Agency

RMBS investors. While the U.S. Federal Reserve has discontinued quantitative easing, the effects on the Agency RMBS market have not completely dissipated as the U.S. Federal Reserve continues to reinvest paydowns of its holdings in Agency RMBS. The U.S Federal Reserve has announced that it expects to cease reinvesting paydowns in April 2018. We cannot predict or control the impact future actions by regulators or U.S. government bodies such as the U.S. Federal Reserve will have on our business. Accordingly, future actions by regulators or U.S. government bodies, including the U.S. Federal Reserve, could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets. Other sources of leverage include MSR financings and, in the future, may include other credit facilities.

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

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to execute on our prime mortgage loan strategy and our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, but the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. This could potentially increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution in exchange for cash, and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 180 days, but which may be up to 364 days or more. The cash we receive when we initially sell the securities is less than the value of those securities. This difference is referred to as the haircut. If these haircuts are increased, we will be required to post additional cash collateral for our RMBS. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for information regarding borrowings under the Company’s repurchase agreements.

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

Subject to maintaining our qualification as a REIT and exemption from registration under the Investment Company Act, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;
•	the duration of the hedge may not match the duration of the related assets or liabilities being hedged;
•	to the extent hedging transactions do not satisfy certain provisions of the Code, and are not made through a TRS, the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;
•	the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments or “mark-to-market losses” would reduce our total stockholders’ equity;
•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and
•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Changes in regulations relating to swaps activities may cause us to limit our swaps activity or subject us and our Manager to additional disclosure, recordkeeping, and other regulatory requirements.

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which has resulted in increased margin requirements and costs. On

December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration, or the MREIT No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief. We believe we meet the conditions set forth in the MREIT No-Action Letter, and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the MREIT No-Action Letter or the relief provided by the MREIT No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration or we may be required to register as a “commodity pool operator” with the CFTC. If we are required to register with the CFTC as a commodity pool operator, we would become subject to additional disclosure, recordkeeping and reporting requirements, which may increase our expenses or otherwise limit our ability to conduct our business as contemplated.

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

In addition, our charter provides that our board of directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our financial condition, results of operations, the market value of our common or preferred stock, and our ability to make distributions to our stockholders.

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

We intend to continue to distribute to our stockholders all or substantially all of our REIT taxable income in each year (subject to certain adjustments). This distribution policy will enable us to avoid being subject to U.S.

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

We may acquire and manage pools of residential whole mortgage loans. Residential whole mortgage loans are subject to increased risks of loss. Unlike Agency RMBS, whole mortgage loans generally are not guaranteed by the U.S. Government or any GSE, though in some cases they may benefit from private mortgage insurance. Additionally, by directly acquiring whole mortgage loans, we do not receive the structural credit enhancements that benefit senior tranches of CMOs. A whole mortgage loan is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses.

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

Risks Related to Our Relationship with our Manager and Freedom Mortgage

Our Manager has limited experience operating a REIT, and we cannot assure you that our Manager’s past experience will be sufficient to successfully manage our business as a REIT.

Our Manager has limited experience operating a REIT. The REIT provisions of the Code are complex, and any failure to comply with those provisions in a timely manner could prevent us from qualifying as a REIT or force us to pay unexpected taxes and penalties. In such event, our net income would be reduced, and we could incur a loss.

Our Manager has limited experience operating a public company or complying with regulatory requirements, including the Sarbanes-Oxley Act, which may hinder its ability to achieve our objectives.

Prior to our commencement of operations in October 2013, our Manager had no experience operating a public company or complying with regulatory requirements, including the Sarbanes-Oxley Act. Our Manager’s inexperience may hinder our Manager’s ability to achieve our objectives, and we cannot assure you that we will be able to successfully execute our business strategies as a public company or comply with regulatory requirements applicable to public companies.

We are dependent on our Manager and certain key personnel that are or will be provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own other than four employees of our licensed mortgage servicing subsidiary, Aurora. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. The departure of Messrs. Lown or Levine or other senior officers could have a material adverse effect on our ability to achieve our objectives.

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

Our Manager is a Delaware limited liability company established by Mr. Middleman. The Manager is a party to a services agreement with Freedom Mortgage, which is wholly owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

We are dependent on our Manager for our day-to-day management and operations. In turn, the Manager is dependent on the performance of Freedom Mortgage under the services agreement. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates by virtue of this relationship. The ability of our Manager’s officers and personnel, with the exception of those officers that are dedicated to us, to engage in other business activities may reduce the time our Manager and certain of its officers and personnel spend managing us.

Our management agreement with our Manager was negotiated between related parties, and its terms may not be as favorable to us as if it had been negotiated on an arm’s-length basis with an unrelated third party. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under this or other agreements with Freedom Mortgage because of our desire to maintain our ongoing relationships with Freedom Mortgage and our Manager. In the future, Freedom Mortgage may sponsor other vehicles that invest in Excess MSRs or prime loans or other investments, and there may be situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire MSRs or prime mortgage loans or other assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer MSRs or other assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

In addition, there may be conflicts of interest inherent in our relationship with Freedom Mortgage through our Manager to the extent Freedom Mortgage or our Manager invests in or creates new vehicles to invest in assets in which we may invest or whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors may serve as officers and/or directors of these other entities. In addition, in the future, our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with Freedom Mortgage or our Manager, including, but not limited to, certain financing arrangements, co-investments in, or purchases of, MSRs or other assets, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common or preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. We conduct our business primarily through our Operating Partnership and its wholly-owned subsidiaries. The securities issued by our subsidiaries that are excluded from the definition of “investment company” under Section 3(c)(7) of the Investment Company Act, together with other investment securities we may own, cannot exceed 40% of the value of all of our assets (excluding U.S. Government securities and cash) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage and the assets we may hold. Certain of our subsidiaries rely on the exclusion provided by Section 3(c)(5)(C) under the Investment Company Act which is designed for entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of the entity’s assets on an unconsolidated basis consist of qualifying real estate interests and at least 80% of the entity’s assets consist of qualifying real estate interests or real estate-related assets. These requirements limit the assets those subsidiaries can own and the timing of sales and purchases of those assets.

To classify the assets held by our subsidiaries as qualifying real estate interests or real estate-related assets, we rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate interests or real estate-related assets, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our exemption from the need to register under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exclusion from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common or preferred stock, the sustainability of our business model and our ability to make distributions.

The ownership limits in our charter may discourage a takeover or business combination that may have benefited our stockholders.

To assist us in qualifying as a REIT, among other purposes, our charter generally limits, unless waived by our board of directors, the beneficial or constructive ownership of any class of our stock by any person, other than Mr. Middleman, to no more than 9.0% in value or the number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. To the extent we continue to take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result. The result may be a less active trading market for our common stock, and our stock price may be more volatile.

We could remain an “emerging growth company” until December 31, 2018, which is the last day of the fiscal year following the fifth anniversary of the IPO, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company,” we are permitted to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, which would allow us to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. This election is irrevocable. As a result of our election to utilize the extended transition period, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Emerging Growth Company Status” for further discussion of our election to utilize the extended transition period for complying with new or revised accounting standards.

Future sales of our common stock or securities convertible into our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.

Sales of substantial amounts of shares of our common stock or securities convertible into our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock or securities convertible into our common stock, or the availability of shares of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of shares of our common stock or securities convertible into our common stock, or the perception that such sales could occur, may adversely affect prevailing market values for our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute the common stock holdings of our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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

We have not established a minimum distribution payment level with respect to our common stock, and we cannot assure you of our ability to make distributions in the future.

We expect to make regular distributions to holders of our common stock and preferred stock in amounts such that we distribute all or substantially all of our REIT taxable income in each year. We have not established a minimum distribution payment level with respect to our common stock, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time.

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

Risks Related to Our Series A Preferred Stock

Our 8.20% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) ranks junior to our existing and future indebtedness and will rank junior to any class or series of stock we may issue in the future with terms specifically providing that such stock ranks senior to the Series A Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Senior Stock”), and your interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

Our Series A Preferred Stock ranks junior to all of our existing and future indebtedness and any Senior Stock we may issue in the future and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. In the event of our bankruptcy, liquidation or dissolution or the winding-up of our affairs, our assets will be available to pay obligations on our Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. In addition, our Series A Preferred Stock would effectively rank junior to all indebtedness and other liabilities of any existing or future subsidiaries. Such subsidiaries are or would be separate legal entities and have or will have no legal obligation to pay any amounts to us in respect of dividends due on our Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of our Series A Preferred Stock then outstanding. We may in the future incur substantial amounts of debt and other obligations that will rank senior to our Series A Preferred Stock.

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of our Series A Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Series A Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Series A Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series A Preferred Stock. Other than the limited conversion rights afforded to holders of our Series A Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Series A Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Series A Preferred Stock are not materially and adversely affected.

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for our Series A Preferred Stock, and the Series A Preferred Stock may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to our Series A Preferred Stock or that we may elect to obtain a rating of our Series A Preferred Stock in the future. Furthermore, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to our Series A Preferred Stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series A Preferred Stock.

Ratings only reflect the views of the issuing rating agency or agencies, and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Further, a rating is not a recommendation to purchase, sell or hold any particular security, including our Series A Preferred Stock. In addition, ratings do not reflect market prices or suitability of a security for a particular investor, and any future rating of our Series A Preferred Stock may not reflect all risks related to the Company and its business, or the structure or market value of our Series A Preferred Stock.

We may not be able to pay dividends or other distributions on the Series A Preferred Stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to our Series A Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on our Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Series A Preferred Stock and on our common stock, to pay our indebtedness or to fund our other liquidity needs.

Holders of our Series A Preferred Stock may not be able to exercise conversion rights upon a change of control. If exercisable, the change of control conversion rights applicable to our Series A Preferred Stock may not adequately compensate holders of our Series A Preferred Stock. These change of control conversion rights may also make it more difficult for a party to acquire us or discourage a party from acquiring us.

Upon the occurrence of certain changes of control, each holder of our Series A Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined below), we have provided notice of our election to redeem some or all of the shares of Series A Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Series A Preferred Stock that are not called for redemption) to convert some or all of such holder’s Series A Preferred Stock into shares of our common stock (or, under specified circumstances, certain alternative consideration). Notwithstanding that we generally may not redeem our Series A Preferred Stock prior to August 17, 2022, we have a special optional redemption right to redeem our Series A Preferred Stock in the event of certain changes of control, and holders of our Series A Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the date the Series A Preferred Stock is to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide notice to the holders of Series A Preferred Stock (the “Change of Control Conversion Date”).

If we do not elect to redeem the Series A Preferred Stock prior to the Change of Control Conversion Date, then upon an exercise of the conversion rights provided to the holders of our Series A Preferred Stock, the holders of Series A Preferred Stock will be limited to a maximum number of shares of our common stock (or, if applicable, certain alternative conversion consideration) equal to 2.62881 multiplied by the number of shares of Series A Preferred Stock converted. If the Common Stock Price (as defined in the articles supplementary designating the Series A Preferred Stock) is less than $9.51 per share, subject to adjustment in certain circumstances, the holders of Series A Preferred Stock will receive a maximum of 2.62881 shares of our common stock per share of Series A Preferred Stock, which may result in a holder receiving shares of common stock (or alternative conversion consideration, as applicable) with a value that is less than the liquidation preference of our Series A Preferred Stock.

In addition, the change of control conversion feature of the Series A Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change of control transaction under circumstances that otherwise could provide the holders of Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.

Our charter, including the articles supplementary designating the Series A Preferred Stock, contains restrictions upon transfer and ownership of our stock, which may impair the ability of holders to acquire the Series A Preferred Stock or convert Series A Preferred Stock into our common stock.

Our charter, including the articles supplementary designating the Series A Preferred Stock, contains restrictions on transfer and ownership of our stock intended to, among other purposes, assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes. Our charter provides that generally no person, other than certain exempted holders, may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.0% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. No holder of Series A Preferred Stock will be entitled to convert such stock into our common stock to the extent that receipt of shares of our common stock would cause the holder to exceed any of the limitations on ownership and transfer contained in our charter. In addition, these restrictions could have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of our Series A Preferred Stock.

Holders of our Series A Preferred Stock have limited voting rights.

Our common stock is the only class of our securities that carries full voting rights. Holders of Series A Preferred Stock may vote only (i) to elect two additional directors to our board of directors in the event that six full quarterly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or (iii) to authorize, increase or create additional classes or series of Senior Stock. Other than these limited circumstances, holders of Series A Preferred Stock generally do not have any voting rights.

The market price of our Series A Preferred Stock could be substantially affected by various factors.

The market price of our Series A Preferred Stock will depend on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•	trading prices of common and preferred equity securities issued by REITs and other similar companies;
•	the annual yield from distributions on the Series A Preferred Stock as compared to yields on other financial instruments;
•	general economic and financial market conditions;
•	government action or regulation;
•	our financial condition, performance and prospects and those of our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	our issuance of additional preferred equity securities or the incurrence of debt; and
•	actual or anticipated variations in our quarterly operating results and those of our competitors.

As a result of these and other factors, holders of our Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

Future offerings of debt or equity securities may adversely affect the market price of our Series A Preferred Stock.

Future issuances and sales of Parity Stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

If we decide to issue debt or Senior Stock in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants or other provisions that will restrict our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Series A Preferred Stock and may result in dilution to owners of our Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Series A Preferred Stock bear the risk of our future offerings reducing the market price of our Series A Preferred Stock and diluting the value of their holdings in us.

If our common stock is delisted, the ability to transfer or sell shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will likely be materially adversely affected.

Other than in connection with certain changes of control, our Series A Preferred Stock does not contain provisions that are intended to protect holders of our Series A Preferred Stock if our common stock is delisted from the New York Stock Exchange (the “NYSE”). Since our Series A Preferred Stock has no stated maturity date, holders of our Series A Preferred Stock may be forced to hold their shares of Series A Preferred Stock and receive stated dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and declared and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that our Series A Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, the ability to transfer or sell shares of our Series A Preferred Stock may be limited and the market value of our Series A Preferred Stock will likely be materially adversely affected.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly held REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

We may create Excess MSRs from the MSRs held by Aurora. The IRS has issued two private letter rulings to other REITs holding that Excess MSRs are qualifying assets for purposes of the 75% asset test and produce qualifying income for purposes of the 75% gross income test. Any income that is qualifying income for the 75% gross income test is also qualifying income for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Based on these private letter rulings and other IRS guidance regarding excess mortgage servicing fees, we generally intend to treat our investments in Excess MSRs as qualifying assets for purposes of the 75% asset test and as producing qualifying income for purposes of the 95% and 75% gross income tests. However, we have not sought, and we do not intend to seek, our own private letter ruling. Thus, it is possible that the IRS could successfully take the position that our Excess MSRs are not qualifying assets or do not produce qualifying income, presumably by recharacterizing Excess MSRs as an interest in servicing compensation, in which case we may fail one or more of the income and asset requirements for REIT qualification. If we failed one of those tests, we would either be required to pay a penalty tax, which could be material, to maintain REIT status, or we would fail to qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate level tax liability. Specifically, recently enacted tax reform legislation imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Solutions, Aurora and any future domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the recently-enacted Tax Cuts and Jobs Act (the “TCJA”), REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

The recently-enacted TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through passthrough entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. The TCJA generally requires us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, but excluding any accrual of income with respect to our MSRs, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary

REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA reduces the limit for individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Prospective stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.

Our recognition of “phantom” income may reduce a stockholder’s after-tax return on an investment in our common stock.

We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. Moreover, under the TCJA, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, but excluding any accrual of income with respect to our MSRs, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.” As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

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

Our business is operated from space provided through our Manager located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, telephone (877) 870-7005, and 623 Fifth Avenue, 24th Floor, New York, New York 10022, telephone (877) 870-7005.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2017, the Company is not aware of any material legal or regulatory claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed and traded on the NYSE under the symbol “CHMI” since October 4, 2013. Prior to October 4, 2013, our common stock was not listed on any exchange or over-the-counter market. On March 15, 2018, the closing sale price for our common stock on the NYSE was $16.96 per share. The following table presents the quarterly high and low closing sale prices per share of our common stock on the NYSE for the periods indicated below:

	Common Stock
	High	Low
2017
Fourth Quarter	$19.04	$17.72
Third Quarter	$19.35	$18.10
Second Quarter	$19.01	$16.63
First Quarter	$19.13	$16.56
2016
Fourth Quarter	$18.85	$16.04
Third Quarter	$17.94	$14.99
Second Quarter	$16.04	$14.07
First Quarter	$14.55	$12.65

Holders

As of March 16, 2018, we had seven holders of record of our common stock. The seven holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Dividends

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to stockholders within the time frame set forth in the Code, and the Company must also meet certain other requirements. Although we may borrow funds to make distributions, cash for such distributions is expected to be largely generated from our results of operations. Dividends are declared and paid at the discretion of our board of directors and depend on our taxable net income, cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our board of directors may deem relevant. From time to time, a portion of our dividends on our capital stock may be characterized as capital gains or return of capital. For 2017 and 2016, all of our common stock dividends were characterized as ordinary income to stockholders. (See “Item 1A, Risk Factors,” and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors which may adversely affect our ability to pay dividends.)

We declared the following quarterly cash dividends on our common stock for the quarterly periods indicated below:

	Declaration Date	Record Date	Payment Date	Amount per Share
2017
Fourth Quarter	12/7/2017	12/29/2017	1/30/2018	$0.49
Third Quarter	9/15/2017	9/29/2017	10/24/2017	$0.49
Second Quarter	6/15/2017	6/30/2017	7/25/2017	$0.49
First Quarter	3/8/2017	3/20/2017	4/25/2016	$0.49
2016
Fourth Quarter	12/8/2016	12/31/2016	1/31/2017	$0.64
Third Quarter	9/8/2016	9/30/2016	10/25/2016	$0.49
Second Quarter	6/16/2016	6/30/2016	7/26/2016	$0.49
First Quarter	3/8/2016	3/31/2016	4/26/2016	$0.49

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index, a peer group index, from October 4, 2013 (commencement of trading of our common stock on the NYSE) to December 31, 2017. The graph assumes that $100 was invested on October 4, 2013 in our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

		Period Ended
	October 4, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 30, 2016	December 31, 2017
Cherry Hill Mortgage Investment Corporation	$100.00	$91.22	$105.32	$83.92	$133.39	$146.47
Russel 2000	$100.00	$109.00	$114.34	$109.29	$132.58	$152.00
SNL Finance REIT(A)	$100.00	$100.47	$115.06	$105.51	$129.97	$151.65
S&P 500	$100.00	$110.67	$125.82	$127.56	$142.82	$174.00

Source: SNL Financial LC

(A)	In addition to the Company, as of December 31, 2017, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Tr Inc., AGNC Investment Corp., American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate, Arbor Realty Trust Inc., Ares Commercial RE Corp., ARMOUR Residential REIT Inc.,

Blackstone Mortgage Tr Inc., Capstead Mortgage Corp., Chimera Investment Corp., CV Holdings Inc., CYS Investments Inc., Dynex Capital Inc., Ellington Resdl Mrtg REIT, Five Oaks Investment Corp., Granite Point Mortgage Trust, Great Ajax Corp., Hannon Armstrong Sustainable, Invesco Mortgage Capital Inc., JER Investors Trust Inc., Jernigan Capital Inc., KKR Real Estate Finance Trust, Ladder Capital Corp, MFA Financial Inc., MTGE Investment Corp., New Resdl Invt Corp., New York Mortgage Trust Inc., Orchid Island Capital Inc., Owens Realty Mortgage Inc., PennyMac Mortgage Invt Trust, RAIT Financial Trust, Redwood Trust Inc., Resource Capital Corp., Sachem Capital Corp., Starwood Property Trust Inc., Sutherland Asset Mgmt Corp., TPG RE Finance Trust Inc, Tremont Mortgage Trust, Two Harbors Investment Corp., United Development Funding IV and Western Asset Mrtg Cap Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership. Each LTIP-OP Unit awarded is deemed equivalent to an award of one share of our common stock under the 2013 Plan and reduces the 2013 Plan’s share authorization for other awards on a one-for-one basis.

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2017:

Equity Incentive Plan Information

As of December 31, 2017

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,288,869
LTIP-OP Units	178,500
Forfeited LTIP-OP Units	(916)
Converted LTIP-OP Units	(12,917)
Shares of Common Stock	49,619
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		—

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

Operating Data:	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Income
Interest income	$42,049	$30,722	$27,712	$26,497	$6,228
Interest expense	19,881	7,808	5,983	4,307	867
Net interest income	22,168	22,914	21,729	22,190	5,361
Servicing fee income	24,034	7,579	1,719	—	—
Servicing costs	5,783	2,562	761	—	—
Net servicing income	18,251	5,017	958	—	—
Other income (loss)
Realized gain (loss) on RMBS, net	(503)	1,399	854	(60)	(527)
Realized gain on investments in Excess MSRs, net	6,678	1,520	—	—	—
Realized gain (loss) on derivatives, net	(5,554)	(7,963)	(3,913)	(2,643)	59
Realized gain on acquired assets, net	—	—	449	—	—
Unrealized gain (loss) on derivatives, net	6,580	12,080	(59)	(6,564)	2,747
Unrealized gain (loss) on investments in Excess MSRs	—	249	(19)	(5,100)	14,894
Unrealized gain (loss) on investments in MSRs	9,159	(3,285)	(1,123)	—	—
Total Income	56,779	31,931	18,876	7,823	22,534
Expenses
General and administrative expense	3,817	3,284	3,081	3,028	716
Management fee to affiliate	4,347	2,946	2,783	2,560	616
Total Expenses	8,164	6,230	5,864	5,588	1,332
Income Before Income Taxes	48,615	25,701	13,012	2,235	21,202
(Benefit from) provision for corporate business taxes	601	458	(343)	(140)	—
Net Income	48,014	25,243	13,355	2,375	21,202
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(655)	(411)	(141)	(22)	(107)
Dividends on preferred stock	1,833	—	—	—	—
Net Income Applicable to Common Stockholders	$45,526	$24,832	$13,214	$2,353	$21,095
Net income Per Share of Common Stock
Basic	$3.98	$3.31	$1.76	$0.31	$12.50
Diluted	$3.98	$3.30	$1.76	$0.31	$12.50
Weighted Average Number of Shares of Common Stock Outstanding
Basic	11,443,493	7,512,444	7,509,543	7,505,546	1,688,275
Diluted	11,450,831	7,523,297	7,512,444	7,508,827	1,688,275
Dividends per share of Common Stock	$1.96	$2.11	$1.98	$2.03	$0.45

Balance Sheet Data:	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
RMBS, available-for-sale (including pledged assets of $1,728,564 and $608,560, respectively)	$1,840,912	$671,904	$508,242	$416,003	$286,979
Investments in Servicing Related Assets at fair value (including pledged assets of $122,806 and $61,263, respectively)	122,806	61,263	97,803	91,322	110,306
Total Assets	2,050,685	792,878	636,340	531,926	427,398
Repurchase agreements	1,666,537	594,615	385,560	362,126	261,302
Federal Home Loan Bank advances	—	—	62,250	—	—
Derivative liabilities	344	694	4,595	4,088	592
Notes payable	39,025	22,886	24,313	—	—
Dividends payable	7,273	4,816	3,684	3,830	3,375
Total Liabilities	1,728,228	636,869	484,003	371,608	266,276
Total Stockholders’ Equity	322,457	156,009	152,337	160,318	161,122

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

All currency amounts are presented in thousands, except per share amounts or as otherwise noted.

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

On November 15, 2016, we sold Excess MSR Pool 1 and Excess MSR Pool 2014 to Freedom Mortgage. We sold Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs on mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. In connection with these sales, we repaid the outstanding borrowings drawn on the NexBank term loan. In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated. In connection with the sale transactions, Freedom Mortgage made 12 monthly yield maintenance payments aggregating $3.0 million to the Company from December 2016 to November 2017.

In addition to Servicing Related Assets, we invest in Agency RMBS, primarily those backed by 30-, 20- and 15-year FRMs that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. We have also invested in Agency CMOs consisting of IOs as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

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

On March 29, 2017, we issued and sold 5,175,000 shares of common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were used to invest in RMBS. On August 17, 2017, we issued and sold 2,400,000 shares of our Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. The Company anticipates that a significant portion of the paydowns from these RMBS, together with, to the extent necessary to fund the purchase price of MSRs, sales proceeds from certain of those RMBS will be deployed into the acquisition of MSRs. This has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be deployed into the acquisition of MSRs.

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fees we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlay the MSRs held by Aurora.

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%
March 31, 2015	3.60%	1.92%	1.68%
December 31, 2014	3.66%	1.99%	1.67%
September 30, 2014	3.66%	2.00%	1.66%
June 30, 2014	3.72%	2.00%	1.71%
March 31, 2014	3.62%	2.10%	1.52%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs were, and our MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income. Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Item 1A. Risk Factors – Risks Related to Our Business.”

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results, but such changes will affect our book value. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for other-than-temporary impairment. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

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

If prepayment speeds are significantly greater than expected, the fair value of the Servicing Related Assets could exceed their fair value as previously reported on our consolidated balance sheets. Such a reduction in the fair value of the Servicing Related Assets would have a negative impact on our book value. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets. We do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets. Our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

A slower than anticipated rate of prepayment due to an increase in market interest rates also will cause the life of the related RMBS to extend beyond that which was projected. As a result, we would have an asset with a lower yield than current investments for a longer period of time. In addition, if we have hedged our interest rate risk, extension may cause the security to be outstanding longer than the related hedge, thereby reducing the protection intended to be provided by the hedge.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. In the year ended December 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $27.6 million and paid fees of approximately $43,000 to Freedom Mortgage under this joint marketing recapture agreement.

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

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320, Investments – Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we elect to classify all of our RMBS as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. See “–Valuation of Financial Instruments.”

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

Fair Valued Assets and Liabilities

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring fair value of a liability.

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

The level in the fair value hierarchy within which the entirety of a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We have used Level 2 for our RMBSs, our derivative assets and liabilities and our repurchase agreement liabilities and Level 3 for our Servicing Related Assets.

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

Investments in Excess MSRs

Upon acquisition, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we recorded a valuation adjustment on our Excess MSR investments on a quarterly basis to recognize the changes in fair value in net income as described in “–Revenue Recognition on Investments in Excess MSRs” below.

The fair values of Excess MSRs were determined by projecting net servicing cash flows, which were then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values were corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs were reported in other income or loss in our consolidated statements of income. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value.”

As of December 31, 2017, all of the Excess MSRs originally acquired from Freedom Mortgage have been sold back to Freedom Mortgage.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Income for Excess MSRs was accreted into income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded as “Unrealized gain (loss) on investments in Excess MSRs” in our consolidated statements of income. Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs, and therefore may have differed from their effective yields.

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data–Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $5.9 million and $1.5 million in reimbursable servicing advances were receivable at December 31, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Repurchase Transactions

We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expenses and other liabilities” on the consolidated balance sheets. Securities financed through repurchase transactions remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense on the consolidated statements of income.

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to stockholders and does not engage in prohibited transactions. The Company’s subsidiary TRS, Solutions and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of this extended transition period. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the extended transition period, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth public companies and the date on which we will adopt the new or revised accounting standard.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2017	2016	2015
Income
Interest income	$42,049	$30,722	$27,712
Interest expense	19,881	7,808	5,983
Net interest income	22,168	22,914	21,729
Servicing fee income	24,034	7,579	1,719
Servicing costs	5,783	2,562	761
Net servicing income	18,251	5,017	958
Other income (loss)
Realized gain (loss) on RMBS, net	(503)	1,399	854
Realized gain on investments in Excess MSRs, net	6,678	1,520	—
Realized gain (loss) on derivatives, net	(5,554)	(7,963)	(3,913)
Realized gain on acquired assets, net	—	—	449
Unrealized gain (loss) on derivatives, net	6,580	12,080	(59)
Unrealized gain (loss) on investments in Excess MSRs	—	249	(19)
Unrealized gain (loss) on investments in MSRs	9,159	(3,285)	(1,123)
Total Income	56,779	31,931	18,876
Expenses
General and administrative expense	3,817	3,284	3,081
Management fee to affiliate	4,347	2,946	2,783
Total Expenses	8,164	6,230	5,864
Income Before Income Taxes	48,615	25,701	13,012
(Benefit from) provision for corporate business taxes	601	458	(343)
Net Income	48,014	25,243	13,355
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(655)	(411)	(141)
Dividends on preferred stock	1,833	—	—
Net Income Applicable to Common Stockholders	$45,526	$24,832	$13,214

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Year Ended December 31, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$41,526	$—	$42,049
Interest expense	506	19,375	—	19,881
Net interest income	17	22,151	—	22,168
Servicing fee income	24,034	—	—	24,034
Servicing costs	5,783	—	—	5,783
Net servicing income	18,251	—	—	18,251
Other income	15,837	523	—	16,360
Other operating expenses	—	—	8,164	8,164
Corporate business taxes	601	—	—	601
Net income (loss)	$33,504	$22,674	$(8,164)	$48,014
	Year Ended December 31, 2016
	Investments in Servicing Related Assets	Investments in RMBS	All Other	Total
Interest income	$14,129	$16,593	$—	$30,722
Interest expense	1,371	6,437	—	7,808
Net interest income	12,758	10,156	—	22,914
Servicing fee income	7,579	—	—	7,579
Servicing costs	2,562	—	—	2,562
Net servicing income	5,017	—	—	5,017
Other income (loss)	(1,516)	5,516	—	4,000
Other operating expenses	—	—	6,230	6,230
Corporate business taxes	458	—	—	458
Net income (loss)	$15,801	$15,672	$(6,230)	$25,243
	Year Ended December 31, 2015
	Investments in Servicing Related Assets	Investments in RMBS	All Other	Total
Interest income	$14,313	$13,399	$—	$27,712
Interest expense	583	5,400	—	5,983
Net interest income	13,730	7,999	—	21,729
Servicing fee income	1,719	—	—	1,719
Servicing costs	761	—	—	761
Net servicing income	958	—	—	958
Other income	(693)	(3,118)	—	(3,811)
Other operating expenses	—	—	5,864	5,864
Corporate business taxes	(343)	—	—	(343)
Net income (loss)	$14,338	$4,881	$(5,864)	$13,355

Interest Income

Interest income for the year ended December 31, 2017 was $42.0 million as compared to $30.7 million for the year ended December 31, 2016, after giving effect for the estimated “catch up” premium amortization (benefit) cost on Excess MSRs of approximately $2.4 million for the year ended December 31, 2016. The $11.3 million increase in interest income for the year ended December 31, 2017 as compared to the year ended December 31, 2016, was comprised of a decrease of approximately $13.6 in Servicing Related Assets due to the sale of our remaining Excess MSRs in February 2017 and an increase of approximately $24.9 million in RMBS resulting from the investment of the net proceeds of the two equity offerings that the Company completed during the year ended December 31, 2017.

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

Interest Expense

Interest expense for the year ended December 31, 2017 was $19.9 million as compared to $7.8 million for the year ended December 31, 2016. The $12.1 million increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016, was comprised of a decrease of approximately $865,000 from Servicing Related Assets and an increase of approximately $12.9 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

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

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2017 increased by approximately $9.2 million. The increase was a primarily due to changes in valuation inputs or assumptions.

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

Change in Fair Value of Derivatives

The fair value of derivatives for the year ended December 31, 2017 decreased by approximately $6.6 million. The decrease was primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the year ended December 31, 2016 increased by approximately $12.1 million from December 31, 2015. The increase was primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2017 increased by approximately $533,000 as compared to the year ended December 31, 2016. The increase was primarily due to the growth of Aurora.

General and administrative expense for the year ended December 31, 2016 increased by approximately $200,000 as compared to the year ended December 31, 2015. The increase was primarily due to the addition of Aurora and associated costs.

Management Fees to Affiliate

Management fees for the year ended December 31, 2017 increased by approximately $1.4 million from the year ended December 31, 2016, primarily due to the sale of the Company’s common and preferred stock during the year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Management fees for the year ended December 31, 2016 increased by approximately $160,000 from the year ended December 31, 2015, primarily due to an increase in book value and additional pass through costs.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.3% and 1.9% of net income for the year ended December 31, 2017 and December 31, 2016, respectively. The increase was due to the grant of additional LTIPs in June 2017.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Year Ended December 31, 2017
Accumulated other comprehensive loss, December 31, 2016	$(6,393)
Other comprehensive income	3,451
Accumulated other comprehensive loss, December 31, 2017	$(2,942)
Year Ended December 31, 2016
Accumulated other comprehensive loss, December 31, 2015	$(197)
Other comprehensive loss	(6,196)
Accumulated other comprehensive loss, December 31, 2016	$(6,393)
Year Ended December 31, 2015
Accumulated other comprehensive gain, December 31, 2014	$6,641
Other comprehensive loss	(6,838)
Accumulated other comprehensive loss, December 31, 2015	$(197)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2017, a 4.5 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $3.5 million, recorded in accumulated other comprehensive income.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and
•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives, realized (gain) loss on acquired assets, and changes in fair value of MSRs primarily due to realization of expected cash flows (runoff). Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings include yield maintenance payments received in connection with the sale of the Company’s Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the year ended December 31, 2017, as compared to the year ended December 31, 2016, increased by approximately $9.0 million, or $0.03 per average common share, primarily due to increased invested capital as a result of the common and preferred stock offerings that the Company completed during the year ended December 31, 2017. Core earnings for the year ended December 31, 2016, as compared to the year ended December 31, 2015, increased by approximately $1.7 million, or $0.23 per average common share due to short term strategic trades that no longer continue.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$48,014	$25,243	$13,355
Realized (gain) loss on RMBS, net	503	(1,399)	(854)
Realized (gain) loss on investments in Excess MSRs, net	(6,678)	(1,520)	—
Realized loss on derivatives, net	5,554	7,963	3,913
Realized loss on acquired assets, net	—	—	(449)
Unrealized (gain) loss on derivatives, net	(6,580)	(12,080)	59
Unrealized (gain) loss on investments in Excess MSRs	—	(249)	19
Unrealized (gain) loss on investments in MSRs	(9,159)	3,285	1,123
Tax (benefit) expense on unrealized (gain) loss on MSRs	704	862	—
Estimated ‘catch up’ premium amortization cost	2,245	(2,358)	(1,862)
Changes due to realization of expected cash flows	(9,666)	(3,512)	(430)
Reversal of loss on acquired assets, net	—	244	—
Yield maintenance income	2,750	250	—
Total core earnings:	$27,687	$16,729	$14,874
Core earnings attributable to noncontrolling interests in Operating Partnership	(378)	(272)	(157)
Dividends on preferred stock	1,833	—	—
Core Earnings Attributable to Common Stockholders	$25,476	$16,457	$14,717
Core Earnings Attributable to Common Stockholders, per Share	$2.22	$2.19	$1.96
GAAP Net income (Loss) Per Share of Common Stock	$3.98	$3.30	$1.76

Our Portfolio

Excess MSRs

As of December 31, 2016, we had approximately $29.4 million of estimated carrying value of Excess MSRs. These Excess MSRs were sold to Freedom Mortgage on February 1, 2017. As a result, we had no investments in Excess MSRs at December 31, 2017.

Our investments at December 31, 2016 represented between a 50% and 85% interest in the Excess MSRs on one pool of mortgage loans with an aggregate UPB at December 31, 2016 of approximately $6.0 billion. Freedom Mortgage was the servicer of the loans underlying these Excess MSRs and earned a basic fee and all ancillary income associated with the portfolio in exchange for providing all servicing functions. In addition, Freedom Mortgage retained the remaining interest in the Excess MSRs. We did not have any servicing duties, liabilities or obligations associated with the servicing of the loans underlying these Excess MSRs. These investments in Excess MSRs were subject to a recapture agreement with Freedom Mortgage which was terminated in connection with the sale described above.

The following table summarizes the collateral characteristics of the loans underlying our Excess MSR investments as of December 31, 2016.

Excess MSR Collateral Characteristics

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Original Principal Balance	Current Principal Balance	Number of Loans	WA Coupon	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
Excess MSR Pool 2
Original Pool	12,734	10,704,024	3,695,561	26,338	2.58%	304	54	100.0%
Recaptured Loans	15,792	—	2,357,581	15,051	3.56%	333	12	0.0%
Recapture Agreement	866	—	—	—	—	—	—	—
Excess MSR Pool 2 Total/WA	29,392	10,704,024	6,053,142	41,389	2.96%	315	38	61.1%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponded to ARMs and hybrid ARMs.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of $12.6 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$82,150	$7,724,397	3.89%	0.25%	303	24	0.2%
Government	40,656	3,986,254	3.36%	0.31%	333	20	—%
MSR Total/WA	$122,806	$11,710,651	3.71%	0.27%	313	23	0.1%

As of December 31, 2016

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%
MSR Total/WA	$31,871	$3,262,181	3.81%	0.25%	284	31	0.2%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2017

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	Unrated	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

As of December 31, 2016

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.32%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.47%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	5.04%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.43%	24
(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2017	December 31, 2016	December 31, 2015
Weighted Average Asset Yield	2.91%	3.22%	2.61%
Weighted Average Interest Expense	1.64%	1.56%	1.15%
Net Interest Spread	1.27%	1.66%	1.46%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in an aggregate of approximately $139.2 million of net proceeds which have been invested in Agency RMBS. The Company anticipates that a significant portion of the paydowns from these RMBS, together with, to the extent necessary to fund the purchase price of MSRs, sales proceeds from certain of those RMBS will be deployed into the acquisition of MSRs. Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2017, we had repurchase agreements with 30 counterparties and approximately $1,666.5 million of outstanding repurchase agreement borrowings from 19 of those counterparties, which were used to finance RMBS. As of December 31, 2017, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2017 was approximately 5.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$—	$—	$—

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in Agency RMBS received from the following sources: amounts borrowed under the MSR Financing Facility and the MSR Term Facility (as defined below); the sale of our Excess MSRs to Freedom Mortgage as described above; and the sales of our common stock and Series A Preferred Stock in March 2017 and August 2017, respectively.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.2% and 5.4% as of December 31, 2017 and December 31, 2016, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$444,476	$429,573	1.44%
One to three months	1,278,872	1,231,687	1.48%
Greater than three months	5,216	5,277	1.52%
Total/Weighted Average	$1,728,564	$1,666,537	1.47%

As of December 31, 2016

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$65,121	$60,690	1.14%
One to three months	464,585	456,502	0.91%
Greater than three months	78,854	77,423	0.90%
Total/Weighted Average	$608,560	$594,615	0.93%

The amount of collateral as of December 31, 2017 and December 31, 2016, including cash, was $1,757.2 million and $632.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2017 and December 31, 2016 was 46 days and 65 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into the MSR Financing Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. The MSR Financing Facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). At December 31, 2017 and December 31, 2016, approximately $20.5 million and $14.0 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $40.2 million and our investing activities used cash of approximately $1,224.5 million for the year ended December 31, 2017. The cash used investing activities resulted from the two equity offerings that we completed in 2017 as well as the execution of our ongoing investment strategy.

Dividends

We conduct our operations in a manner intended to satisfy the requirements for qualification as a REIT for U.S. federal income tax purposes. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common and preferred stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or, with respect to our common stock, we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will make distributions only upon the authorization of our board of directors. The amount, timing and frequency of distributions will be authorized by our board of directors based upon a variety of factors, including:

•	actual results of operations;
•	our level of retained cash flows;
•	our ability to make additional investments in our target assets;
•	restrictions under Maryland law;
•	the terms of our preferred stock;
•	any debt service requirements;
•	our taxable income;

•	the annual distribution requirements under the REIT provisions of the Code; and
•	other factors that our board of directors may deem relevant.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the year ended December 31, 2017 was $3.98. Our GAAP earnings per share for the year ended December 31, 2016 was $3.30.

Off-balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2017 and December 31, 2016 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our management agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,666,537	$—	$—	$—	$1,666,537
Interest on repurchase agreement borrowings(A)	$4,041	$—	$—	$—	$4,041
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,000	$—	$19,000
Interest on MSR Term Facility borrowings	$1,133	$1,893	$1,063	$—	$4,089
Financing Facility
Borrowings under Financing Facility	$389	$3,306	$16,806	$—	$20,501
Interest on MSR Financing borrowings	$1,100	$2,019	$732	$—	$3,851

As of December 31, 2016

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$594,615	$—	$—	$—	$594,615
Interest on repurchase agreement borrowings(A)	$877	$—	$—	$—	$877
Term Loan
Borrowings under Term Loan facility	$2,841	$6,045	$—	$—	$8,886
Interest on Term Loan borrowings	$424	$350	$—	$—	$774
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$1,388	$12,612	$—	$14,000
Interest on MSR Financing Facility borrowings	$622	$1,313	$1,075	$—	$3,010
(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2017 and December 31, 2016, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. Our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our chief financial officer receives a nominal portion of his overall compensation directly from Aurora for acting as its president. With that exception, our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Subservicing Agreements

Aurora has three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2017

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$88,812	$85,361	$82,149	$79,154	$76,354
Change in FV	$6,662	$3,212	$—	$(2,996)	$(5,796)
% Change in FV	8%	4%	—	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$89,240	$85,583	$82,149	$78,814	$75,678
Change in FV	$7,090	$3,434	$—	$(3,335)	$(6,471)
% Change in FV	9%	4%	—	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$84,518	$83,334	$82,149	$80,965	$79,781
Change in FV	$2,368	$1,184	$—	$(1,184)	$(2,368)
% Change in FV	3%	1%	—	(1)%	(3)%

Government

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$45,133	$42,790	$40,656	$38,707	$36,920
Change in FV	$4,477	$2,134	$—	$(1,949)	$(3,736)
% Change in FV	11%	5%	—	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,910	$41,872	$40,656	$39,383	$38,112
Change in FV	$2,253	$1,216	$—	$(1,273)	$(2,544)
% Change in FV	6%	3%	—	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$42,309	$41,483	$40,656	$39,830	$39,003
Change in FV	$1,653	$827	$—	$(827)	$(1,653)
% Change in FV	4%	2%	—	(2)%	(4)%

As of December 31, 2016

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$34,443	$33,110	$31,871	$30,716	$29,638
Change in FV	$2,573	$1,239	$—	$(1,155)	$(2,232)
% Change in FV	8%	4%	—	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$34,963	$33,355	$31,871	$30,497	$29,222
Change in FV	$3,093	$1,485	$—	$(1,374)	$(2,648)
% Change in FV	10%	5%	—	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$32,915	$32,393	$31,871	$31,348	$30,826
Change in FV	$1,044	$522	$—	$(522)	$(1,044)
% Change in FV	3%	2%	—	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2017

		Fair Value Change
	December 31, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,873,411
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.40)%	(2.06)%	(3.58)%
RMBS Dollar Return		$(6,590)	$(15,432)	$(26,162)	$(38,443)	$(66,922)

As of December 31, 2016

		Fair Value Change
	December 31, 2016	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$672,190
RMBS Total Return (%)		(0.46)%	(1.02)%	(1.66)%	(2.37)%	(3.87)%
RMBS Dollar Return		$(3,069)	$(6,769)	$(11,092)	$(15,775)	$(25,834)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2017, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

To date, our only investments in non-Agency RMBS have been IO’s and credit risk transfer securities issued by Fannie Mae and Freddie Mac. These securities have been classified within “RMBS, available-for-sale” on our consolidated balance sheets.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation (and subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

March 16, 2018

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2017	December 31, 2016
Assets
RMBS, available-for-sale (including pledged assets of $1,728,564 and $608,560, respectively)	$1,840,912	$671,904
Investments in Servicing Related Assets at fair value (including pledged assets of $122,806 and $61,263, respectively)	122,806	61,263
Cash and cash equivalents	27,327	15,824
Restricted cash	29,168	22,469
Derivative assets	13,830	9,121
Receivables and other assets	16,642	12,297
Total Assets	$2,050,685	$792,878
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,666,537	$594,615
Derivative liabilities	344	694
Notes payable	39,025	22,886
Dividends payable	7,273	4,816
Due to affiliates	3,035	1,894
Payables for unsettled trades	—	6,202
Accrued expenses and other liabilities	12,014	5,762
Total Liabilities	$1,728,228	$636,869
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of December 31, 2017 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2016, liquidation preference of $60,000 as of December 31, 2017	$57,917	$—
Common stock, $0.01 par value, 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of December 31, 2017 and 500,000,000 shares authorized and 7,525,348 shares issued and outstanding as of December 31, 2016	127	75
Additional paid-in capital	229,642	148,457
Retained earnings	35,238	12,093
Accumulated other comprehensive income (loss)	(2,942)	(6,393)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$319,982	$154,232
Non-controlling interests in Operating Partnership	2,475	1,777
Total Stockholders’ Equity	$322,457	$156,009
Total Liabilities and Stockholders’ Equity	$2,050,685	$792,878

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands — except per share data)

	Year Ended December 31,
	2017	2016	2015
Income
Interest income	$42,049	$30,722	$27,712
Interest expense	19,881	7,808	5,983
Net interest income	22,168	22,914	21,729
Servicing fee income	24,034	7,579	1,719
Servicing costs	5,783	2,562	761
Net servicing income	18,251	5,017	958
Other income (loss)
Realized gain (loss) on RMBS, net	(503)	1,399	854
Realized gain on investments in Excess MSRs, net	6,678	1,520	—
Realized gain (loss) on derivatives, net	(5,554)	(7,963)	(3,913)
Realized gain on acquired assets, net	—	—	449
Unrealized gain (loss) on derivatives, net	6,580	12,080	(59)
Unrealized gain (loss) on investments in Excess MSRs	—	249	(19)
Unrealized gain (loss) on investments in MSRs	9,159	(3,285)	(1,123)
Total Income	56,779	31,931	18,876
Expenses
General and administrative expense	3,817	3,284	3,081
Management fee to affiliate	4,347	2,946	2,783
Total Expenses	8,164	6,230	5,864
Income Before Income Taxes	48,615	25,701	13,012
(Benefit from) provision for corporate business taxes	601	458	(343)
Net Income	48,014	25,243	13,355
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(655)	(411)	(141)
Dividends on preferred stock	1,833	—	—
Net Income Applicable to Common Stockholders	$45,526	$24,832	$13,214
Net income Per Share of Common Stock
Basic	$3.98	$3.31	$1.76
Diluted	$3.98	$3.30	$1.76
Weighted Average Number of Shares of Common Stock Outstanding
Basic	11,443,493	7,512,444	7,509,543
Diluted	11,450,831	7,523,297	7,512,444

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$48,014	$25,243	$13,355
Other comprehensive income (loss):
Net unrealized gain on RMBS	2,948	(4,797)	(5,984)
Reclassification of net realized (gain) loss on RMBS included in earnings	503	(1,399)	(854)
Other comprehensive income	3,451	(6,196)	(6,838)
Comprehensive income	$51,465	$19,047	$6,517
Comprehensive income attributable to noncontrolling interests in Operating Partnership	702	311	69
Dividends on preferred stock	1,833	—	—
Comprehensive income attributable to common stockholders	$48,930	$18,736	$6,448

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount		Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2014	7,509,543	$75		—	$—	$148,258	$6,641	$4,799	$545	$160,318
Issuance of common stock	9,495	—	(A)	—	—	74	—	—	—	74
Net Income	—	—		—	—	—	—	13,214	141	13,355
Other Comprehensive Income	—	—		—	—	—	(6,838)	—	—	(6,838)
LTIP-OP Unit awards	—	—		—	—	—	—	—	463	463
Distribution paid on LTIP-OP Units	—	—		—	—	—	—	—	(155)	(155)
Common dividends declared, $1.98 per share	—	—		—	—	—	—	(14,880)	—	(14,880)
Balance, December 31, 2015	7,519,038	$75		—	$—	$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	6,310	—	(B)	—	—	125	—	—	—	125
Net Income	—	—		—	—	—	—	24,832	411	25,243
Other Comprehensive Income	—	—		—	—	—	(6,196)	—	—	(6,196)
LTIP-OP Unit awards	—	—		—	—	—	—	—	618	618
Distribution paid on LTIP-OP Units	—	—		—	—	—	—	—	(246)	(246)
Common dividends declared, $2.11 per share	—	—		—	—	—	—	(15,872)	—	(15,872)
Balance, December 31, 2016	7,525,348	$75		—	$—	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,196,116	52		—	—	81,185	—	—	—	81,237
Issuance of preferred stock	—	—		2,400,000	57,917	—	—	—	—	57,917
Conversion of OP units	—	—		—	—	—	—	—	(238)	(238)
Net Income before dividends on preferred stock	—	—		—	—	—	—	47,359	655	48,014
Other Comprehensive Income	—	—		—	—	—	3,451	—	—	3,451
LTIP-OP Unit awards	—	—		—	—	—	—	—	607	607
Distribution paid on LTIP-OP Units	—	—		—	—	—	—	—	(326)	(326)
Common dividends declared, $1.96 per share	—	—		—	—	—	—	(22,381)	—	(22,381)
Preferred dividends declared, $0.44 per share	—	—		—	—	—	—	(1,833)	—	(1,833)
Balance, December 31, 2017	12,721,464	$127		2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
(A)	de minimis ($95.00 rounds to $0.00).
(B)	de minimis ($63.00 rounds to $0.00).

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$48,014	$25,243	$13,355
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	503	(1,399)	(854)
Realized gain (loss) on investments in Excess MSRs, net	(6,678)	(1,520)	—
Realized gain on bargain purchase	—	—	(449)
Amortization of premiums on investment securities	8,676	4,115	3,811
Change in fair value of investments in Servicing Related Assets	(9,159)	3,036	1,142
Unrealized loss on derivatives, net	(6,580)	(12,080)	59
Realized loss on derivatives, net	5,554	7,963	3,913
LTIP-OP Unit awards	607	618	463
Changes in:
Receivables from unsettled trades	—	—	309
Receivables and other assets	(4,345)	(2,908)	1,643
Due to affiliate	1,141	896	229
Payables for unsettled trades	(6,202)	6,202	—
Accrued expenses and other liabilities	8,709	4,291	(246)
Net cash provided by (used in) operating activities	$40,240	$34,457	$23,375
Cash Flows From Investing Activities
Purchase of RMBS	(1,348,134)	(312,095)	(303,278)
Principal paydown of RMBS	110,409	55,847	47,131
Proceeds from sale of RMBS	62,989	83,735	154,455
Principal paydown of Excess MSRs	—	7,804	13,261
Proceeds from sale of Excess MSRs	35,905	42,493	—
Aurora acquisition, net of cash received	—	—	(3,839)
Acquisition of MSRs	(81,611)	(15,395)	(13,861)
Purchase of derivatives	(4,196)	(8,616)	(4,046)
Sale of derivatives	163	133	291
Purchases of Federal Home Loan Bank stock	—	—	(3,261)
Net cash provided by (used in) investing activities	$(1,224,475)	$(146,094)	$(113,147)
Cash Flows From Financing Activities
Changes in restricted cash	(6,699)	(12,527)	(2,995)
Borrowings under repurchase agreements	4,610,000	2,263,101	1,672,421
Repayments of repurchase agreements	(3,538,078)	(2,054,046)	(1,648,983)
Proceeds from Federal Home Loan Bank advances	—	7,000	109,550
Repayments of Federal Home Loan Bank advances	—	(69,250)	(47,300)
Proceeds from bank loans	27,000	14,000	25,000
Principal paydown of bank loans	(10,861)	(15,427)	(4,656)
Dividends paid	(24,214)	(15,872)	(15,028)
LTIP-OP Units distributions paid	(326)	(246)	(155)
Conversion of OP units	(238)	—	—
Issuance of common stock, net of offering costs	81,237	125	74
Issuance of preferred stock, net of offering costs	57,917	—	—
Net cash provided by (used in) financing activities	$1,195,738	$116,858	$87,928
Net Increase in Cash and Cash Equivalents	$11,503	$5,221	$(1,844)
Cash and Cash Equivalents, Beginning of Period	15,824	10,603	12,447
Cash and Cash Equivalents, End of Period	$27,327	$15,824	$10,603
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$14,409	$6,981	$5,606
Dividends declared but not paid	$7,273	$4,816	$3,684

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was organized in the state of Maryland on October 31, 2012 to invest in residential mortgage assets in the United States. Under the Company’s charter, the Company is authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

On March 29, 2017, the Company issued and sold 5,175,000 shares of its common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were invested in RMBS. On August 17, 2017, the Company issued and sold 2,400,000 shares of its 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. The Company anticipates that a significant portion of the paydowns from these RMBS, together with sales proceeds from certain of those RMBS, to the extent necessary, will be deployed into the acquisition of mortgage servicing rights (“MSRs”),

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation (“Freedom Mortgage”) which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under

Section 7(a)(2)(B) of the Securities Act of 1933, as amended, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth public companies and the date on which it will adopt the new or revised accounting standard.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of Excess MSRs and MSRs (collectively, “Servicing Related Assets”); RMBS and derivatives; credit losses, including the period of time during which the Company anticipates an increase in the fair values of RMBS sufficient to recover unrealized losses on those RMBS; and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates, and the differences may be material.

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

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). The Company determines fair value of its RMBS investments based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. Management’s judgment is used to arrive at the fair values of RMBS, taking into account prices obtained from third-party pricing providers and other applicable market data. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the year ended December 31, 2017 were settled prior to period-end. Approximately $6.2 million in RMBS purchased, but not yet settled, was payable at December 31, 2016. All RMBS sold in the year ended December 31, 2016 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $5.7 million and $2.0 million in interest income was receivable at December 31, 2017 and December 31, 2016, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company recorded approximately $77,000 of OTTI charges during the year ended December 31, 2017. OTTI recorded during the year ended December 31, 2016 was approximately $173,000. OTTI has been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income.

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at December 31, 2017.

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

Revenue Recognition – Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon the settlement date. There was no Excess MSR cash flow receivable at December 31, 2017. Approximately $5.6 million in Excess MSR cash flow was receivable at December 31, 2016, and has been classified within “Receivables and other assets” on the Company’s consolidated balance sheet at December 31, 2016.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $5.9 million and $1.4 million in reimbursable servicing advances were receivable at December 31, 2017 and December 31, 2016, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Company acquired its Ginnie Mae MSRs in February 2017 and the Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs, the Company has determined that no reserves for unrecoverable advances are necessary at December 31, 2017 and December 31, 2016. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and Treasury futures are used for duration risk and basis risk management purposes. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s bi-lateral derivative financial instruments contain credit risk to the extent that its bank counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized and unrealized gains (losses) on derivatives, net” in the consolidated statements of income.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $549,000 and $1.1 million at December 31, 2017 and December 31, 2016, respectively), (ii) as collateral for borrowings under its repurchase agreements (approximately $28.6 million and $20.4 million at December 31, 2017 and December 31, 2016, respectively) and (iii) as collateral for outstanding borrowings on a now-terminated $25 million term loan secured by a pledge of the Company’s portfolio of Excess MSRs (approximately $1.1 million at December 31, 2016).

Due to Affiliate

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Realized gain (loss) on RMBS, net
Gain on RMBS	$213	$1,572	$1,398
Loss on RMBS	(716)	(173)	(544)
Net realized gain (loss) on RMBS	(503)	1,399	854
Realized gain (loss) on derivatives, net	(5,554)	(7,963)	(3,913)
Unrealized gain (loss) on derivatives, net	6,580	12,080	(59)
Realized gain on Excess MSRs, net	6,678	1,520	—
Unrealized gain (loss) on Excess MSRs, net	—	249	(19)
Unrealized gain (loss) on MSRs, net	9,159	(3,285)	(1,123)
Realized gain on acquired assets, net	—	—	449
Total	$16,360	$4,000	$(3,811)

The gain and loss on the RMBS presented above represent the amounts reclassified from accumulated other comprehensive income (loss) in earnings.

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

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

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 606, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. The Company evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC 606. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC 606 contains a scope exception for contracts that fall under ASC 860. As a result, the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, an accounting standards update that changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the adoption of this ASU.

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

Restricted Cash − In November 2016, the FASB issued ASU 2016-18, Restricted Cash, an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition of the Company.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other		Total
Income Statement
Year Ended December 31, 2017
Interest income	$523	$41,526	$—		$42,049
Interest expense	506	19,375	—		19,881
Net interest income	17	22,151	—		22,168
Servicing fee income	24,034	—	—		24,034
Servicing costs	5,783	—	—		5,783
Net servicing income	18,251	—	—		18,251
Other income	15,837	523	—		16,360
Other operating expenses	—	—	8,164		8,164
(Benefit from) provision for corporate business taxes	601	—	—		601
Net income (loss)	$33,504	$22,674	$(8,164)		$48,014
Year Ended December 31, 2016
Interest income	$14,129	$16,593	$—		$30,722
Interest expense	1,371	6,437	—		7,808
Net interest income	12,758	10,156	—		22,914
Servicing fee income	7,579	—	—		7,579
Servicing costs	2,562	—	—		2,562
Net servicing income	5,017	—	—		5,017
Other income	(1,516)	5,516	—		4,000
Other operating expenses	—	—	6,230		6,230
(Benefit from) provision for corporate business taxes	458	—	—		458
Net income (loss)	$15,801	$15,672	$(6,230)		$25,243
Year Ended December 31, 2015
Interest income	$14,313	$13,399	$—	(A)	$27,712
Interest expense	583	5,400	—		5,983
Net interest income	13,730	7,999	—		21,729
Servicing fee income	1,719	—	—		1,719
Servicing costs	761	—	—		761
Net servicing income	958	—	—		958
Other income	(693)	(3,118)	—		(3,811)
Other operating expenses	—	—	5,864		5,864
(Benefit from) provision for corporate business taxes	(343)	—	—		(343)
Net income (loss)	$14,338	$4,881	$(5,864)		$13,355

Balance Sheet
December 31, 2017
Investments	$122,806	$1,840,912	$—	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	—	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457
December 31, 2016
Investments	$61,263	$671,904	$—	$733,167
Other assets	8,826	32,495	18,390	59,711
Total assets	70,089	704,399	18,390	792,878
Debt	22,886	594,615	—	617,501
Other liabilities	2,481	9,490	7,397	19,368
Total liabilities	25,367	604,105	7,397	636,869
Book value	$44,722	$100,294	$10,993	$156,009
December 31, 2015
Investments	$97,803	$508,242	$—	$606,045
Other assets	3,562	13,984	12,749	30,295
Total assets	101,365	522,226	12,749	636,340
Debt	24,313	447,810	—	472,123
Other liabilities	1,883	4,903	5,094	11,880
Total liabilities	26,196	452,713	5,094	484,003
Book value	$75,169	$69,513	$7,655	$152,337
(A)	de minimus ($192 rounds to $0)

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2017

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	Unrated	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

As of December 31, 2016

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$493,645	$454,012	$1,517	$(6,592)	$448,937	68	(B)	3.74%	3.32%	24
Freddie Mac	222,469	200,207	587	(2,691)	198,103	27	(B)	3.62%	3.47%	26
CMOs	34,596	24,086	857	(79)	24,864	9	Unrated	4.78%	5.04%	12
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.43%	24
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations (“CMOs”), which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of December 31, 2017

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)		Maturity (Years)(D)
5-10 Years	$16,069	$15,483	$324	$(312)	$15,495	3	(B)	4.33%	4.06%	7
Over 10 Years	1,945,283	1,828,372	8,310	(11,265)	1,825,417	235	(B)	3.85%	3.65%	26
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

As of December 31, 2016

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)		Maturity (Years)(D)
5-10 Years	$16,069	$17,110	$185	$(454)	$16,841	3	(B)	4.18%	3.94%	8
Over 10 Years	734,641	661,195	2,776	(8,908)	655,063	101	(B)	3.73%	3.52%	24
Total/Weighted Average	$750,710	$678,305	$2,961	$(9,362)	$671,904	104		3.74%	3.53%	24
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At December 31, 2017 and December 31, 2016, the Company pledged Agency RMBS with a carrying value of approximately $1,728.6 million and $608.6 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2017 and December 31, 2016, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that all of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored entities.

Unrealized losses that are considered OTTI are recognized in earnings. The Company recorded approximately $77,000 and $173,000 of OTTI during the years ended December 31, 2017 and December 31, 2016, respectively.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2017

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,026,911	$1,005,352	$(5,378)	$999,974	111	(B)	3.81%	3.63%	26
Twelve or More Months	323,858	289,599	(6,199)	283,400	45	(B)	3.61%	3.40%	25
Total/Weighted Average	$1,350,769	$1,294,951	$(11,577)	$1,283,374	156		3.76%	3.58%	26

As of December 31, 2016

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating		Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$494,847	$476,129	$(9,362)	$466,767	68	(B	)	3.65%	3.40%	25
Twelve or More Months	—	—	—	—	—	(B	)	—%	—%	—
Total/Weighted Average	$494,847	$476,129	$(9,362)	$466,767	68			3.65%	3.40%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

Excess MSRs

In 2013 and 2014, the Company acquired Excess MSRs from Freedom Mortgage and entered into recapture agreements with Freedom Mortgage. For reporting purposes, these Excess MSRs were aggregated into three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014.

Excess MSR Pool 1 and Excess MSR Pool 2014 were sold to Freedom Mortgage on November 15, 2016, and Excess MSR Pool 2 was sold to Freedom Mortgage on February 1, 2017. Each recapture agreement between the Company and Freedom Mortgage was terminated at the time the related pool was sold. See Note 7.

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, the Company acquired MSRs on conventional mortgage loans with an aggregate UPB of approximately $718.4 million at the time of acquisition.

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of $12.6 billion as of the respective acquisition dates. See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs to Freedom Mortgage.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$7,724,397	$81,499	(C)	$82,150	3.89%	25.2	$651
Government	3,986,254	32,148	(C)	40,656	3.36%	27.8	8,508
Total / Weighted Average	$11,710,651	$113,647		$122,806	3.71%	26.1	$9,159

As of December 31, 2016

	Unpaid Principal Balance	Amortized Cost Basis(A)	Carrying Value(B)	Weighted Average Coupon	Weighted Average Maturity (Years)(C)	Changes in Fair Value Recorded in Other Income (Loss)(D)
Excess MSR Pool 2	$6,053,142	$19,754	$28,526	2.96%	26.3	$(493)
Excess MSR Pool 2 — Recapture Agreement	—	1,187	866			742
MSRs(E)	3,262,181	35,156	31,871	3.81	23.7	(3,285)
Total/Weighted Average	$9,315,323	$56,097	$61,263	3.26%	25.4	$(3,036)
(A)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns.
(D)	The portion of the change in fair value of the recapture agreement relating to loans recaptured as of December 31, 2017 and December 31, 2016 is reflected in the respective pool.
(E)	The amortized cost basis of the recapture agreements is determined based on the relative fair values of the recapture agreements and related Excess MSRs at the time they were acquired.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of December 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New Jersey	7.2%
Florida	5.3%
All other	73.8%
Total	100.0%

As of December 31, 2016

Percentage of Total Outstanding Unpaid Principal Balance
Texas	10.0%
California	8.9%
Florida	6.7%
Virginia	5.9%
North Carolina	5.8%
Georgia	5.8%
New Jersey	5.6%
Washington	5.5%
Colorado	5.2%
All other	40.6%
Total	100.0%

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

Note 6 — Equity and Earnings per Common Share

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership.

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

An LTIP-OP Unit and a share of common stock of the Company have substantially the same economic characteristics in as much as they effectively share equally in the net income or loss of the Operating Partnership. Holders of LTIP-OP Units that have reached parity with OP Units have the right to redeem their LTIP-OP Units, subject to certain restrictions. The redemption is required to be satisfied in cash, or at the Company’s option, the Company may purchase the OP Units for common stock, calculated as follows: one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption, for each LTIP-OP Unit. When an LTIP-OP Unit holder redeems an OP Unit (as described above), non-controlling interest in the Operating Partnership is reduced and the Company’s equity is increased.

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock				Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Issuance Price
	Issued	Forfeited	Converted	Issued		Forfeited
December 31, 2015	(103,850)	—	—	(19,038)		—		1,377,112
Number of securities issued or to be issued upon exercise	(36,500)	916	—	(9,465)		3,155	(A)	(41,894)	$15.85
December 31, 2016	(140,350)	916	—	(28,503)		3,155		1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	—	12,917	(21,116	) (B)	—		(46,349)	$18.39
December 31, 2017	(178,500)	916	12,917	(49,619)		3,155		1,288,869
(A)	3,155 of these shares were forfeited upon the resignation of Mr. Kislak in September 2016.
(B)	Subject to forfeiture in certain circumstances prior to June 14, 2018.

The Company recognized approximately $607,000 and $618,000 in share-based compensation expense in the years ended December 31, 2017 and 2016, respectively. There was approximately $900,000 of total unrecognized share-based compensation expense as of December 31, 2017, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

As of December 31, 2017, 1,288,869 shares of common stock remain available for future issuance under the 2013 Plan.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2017, the non-controlling interest holders in the Operating Partnership owned 164,667 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 97,470,000 shares are currently undesignated and 2,530,000 shares have been designated as Series A Preferred Stock.

On August 17, 2017, the Company completed an offering of 2,400,000 shares of Series A Preferred Stock for net proceeds of $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000.

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after August 17, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income allocable to common stockholders	$48,014	$25,243	$13,355
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(655)	(411)	(141)
Dividends on preferred stock	1,833	—	—
Net income allocable to common stockholders	$45,526	$24,832	$13,214
Denominator:
Weighted average common shares outstanding	11,443,493	7,512,444	7,509,543
Weighted average diluted shares outstanding	11,450,831	7,523,297	7,512,444
Basic and Dilutive:
Basic earnings per share	$3.98	$3.31	$1.76
Diluted earnings per share	$3.98	$3.30	$1.76

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the termination. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal thereof and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement).

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

Management Fees and Compensation Reimbursement to Affiliate

	Year Ended December 31,
	2017	2016	2015
Management fees	$3,583	$2,303	$2,263
Compensation reimbursement	764	643	520
Total	$4,347	$2,946	$2,783

Subservicing Agreement

Freedom Mortgage is directly servicing the majority of the Company’s portfolio of Fannie Mae and Freddie Mac MSRs and all of its Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to Freedom Mortgage for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

Sale of Excess MSRs

On November 15, 2016, the Company sold the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. At the closing, the Company received cash proceeds of approximately $38.0 million, repaid $12.0 million of outstanding borrowings drawn on the Company’s $25 million term loan facility with NexBank SSB (the “NexBank term loan”) with a portion of the cash proceeds and released the Company’s security interests in the underlying MSRs. The Company invested the remaining cash proceeds in Agency RMBS. The Company sold the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a weighted average servicing fee of approximately 30 basis points at the time of acquisition. The Ginnie Mae MSRs relate to a pool consisting primarily of newly originated Ginnie Mae conforming mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. At the closing of the sale of the Excess MSRs in Excess MSR Pool 2, the Company repaid the remaining outstanding borrowings drawn on the NexBank term loan with cash on hand. In addition, the acknowledgment agreement that the Company and Freedom Mortgage entered into with Ginnie Mae at the time of the IPO was terminated.

In connection with the sale transactions, Freedom Mortgage made 12 monthly yield maintenance payments to the Company from December 2016 to November 2017 aggregating $3.0 million.

See Note 10 for a discussion of the now terminated acknowledgment agreement among the Company, Freedom Mortgage and Ginnie Mae.

Other Transactions with Affiliated Entities

In March 2017, the Company waived the forfeiture provisions of LTIP-OP Units previously granted to Mr. Middleman that otherwise would have been triggered once he no longer was a member of the Company’s board of directors.

For the year ended December 31, 2016, the Company earned approximately $1.7 million in income and had a corresponding expense of approximately $593,000 which are included in “Interest income” and “Interest expense”, respectively, on the consolidated statements of income. No such related income or expense was earned or incurred during the years ended December 31, 2017 or 2015. There were no such assets, or related liabilities, as of December 31 2017, 2016 and 2015.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Non-hedge derivatives	December 31, 2017	December 31, 2016
Notional amount of interest rate swaps	$1,067,950	$415,850
Notional amount of swaptions	155,000	70,000
Notional amount of TBAs, net	26,900	(6,000)
Notional amount of Treasury futures	—	50,000
Notional amount of options on Treasury futures	—	20,000
Total notional amount	$1,249,850	$549,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2017	$1,067,950	1.83%	1.44%	4.9
December 31, 2016	$415,850	1.46%	0.90%	4.8

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
December 31, 2017	$155,000	2.88%	LIBOR-BBA	%	10.8
December 31, 2016	$70,000	2.74%	LIBOR-BBA	%	10.9
(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Consolidated Statements of Income (Loss) Location	Year Ended December 31,
Non-Hedge Derivatives		2017	2016	2015
Interest rate swaps	Realized gain (loss) on derivatives, net	$(1,573)	$(6,600)	$(2,128)
Swaptions	Realized gain (loss) on derivatives, net	(680)	(884)	(1,036)
TBAs	Realized gain (loss) on derivatives, net	(1,339)	(316)	(400)
Treasury futures	Realized gain (loss) on derivatives, net	(1,962)	(163)	(349)
Total		$(5,554)	$(7,963)	$(3,913)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2017

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$12,994	$—	$12,994	$(12,994)	$—	$—
Swaptions	802	—	802	(802)	—	—
TBAs	34	—	34	(34)	—	—
Total Assets	$13,830	$—	$13,830	$(13,830)	$—	$—

Liabilities
Repurchase agreements	$1,666,537	$—	$1,666,537	$(1,637,922)	$(28,615)	$—
Interest rate swaps	342	—	342	32	(374)	—
Treasury futures	2	—	2	177	(179)	—
Total Liabilities	$1,666,881	$—	$1,666,881	$(1,637,713)	$(29,168)	$—

As of December 31, 2016

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$7,639	$—	$7,639	$(7,639)	$—	$—
Swaptions	1,482	—	1,482	(1,482)	—	—
TBAs	—	—	—	—	—	—
Treasury futures	—	—	—	—	—
Total Assets	$9,121	$—	$9,121	$(9,121)	$—	$—

Liabilities
Repurchase agreements	$594,615	$—	$594,615	$(574,181)	$(20,434)	$—
Interest rate swaps	339	—	339	—	(339)	—
Swaptions	—	—	—	—	—	—
TBAs	75	—	75	(75)	—	—
Treasury futures	280	—	280	526	(806)	—
Total Liabilities	$595,309	$—	$595,309	$(573,730)	$(21,579)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2017 and December 31, 2016.

Excess MSRs

The Company held a portfolio of Excess MSRs that were reported at fair value in the consolidated balance sheet at December 31, 2016. The Company used a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at December 31, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2017 and December 31, 2016.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2017 and December 31, 2016.

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

Recurring Fair Value Measurements

As of December 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$1,233,699	$—	$1,233,699
Freddie Mac	—	513,544	—	513,544
CMOs	—	93,669	—	93,669
RMBS total	—	1,840,912	—	1,840,912
Derivative assets
Interest rate swaps	—	12,994	—	12,994
Interest rate swaptions	—	802	—	802
TBAs	—	34	—	34
Derivative assets total	—	13,830	—	13,830
Servicing related assets	—	—	122,806	122,806
Total Assets	$—	$1,854,742	$122,806	$1,977,548
Liabilities
Derivative liabilities
Interest rate swaps	—	342	—	342
Treasury futures	—	2	—	2
Derivative liabilities total	—	344	—	344
Total Liabilities	$—	$344	$—	$344

As of December 31, 2016

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$448,937	$—	$448,937
Freddie Mac	—	198,103	—	198,103
CMOs	—	24,864	—	24,864
RMBS total	—	671,904	—	671,904
Derivative assets
Interest rate swaps	—	7,639	—	7,639
Interest rate swaptions	—	1,482	—	1,482
TBAs	—	—	—	—
Treasury Futures	—	—	—	—
Derivative assets total	—	9,121	—	9,121
Servicing related assets	—	—	61,263	61,263
Total Assets	$—	$681,025	$61,263	$742,288
Liabilities
Derivative liabilities
Interest rate swaps	—	339	—	339
TBAs	—	75	—	75
Treasury Futures	—	280	—	280
Derivative liabilities total	—	694	—	694
Total Liabilities	$—	$694	$—	$694

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2017 and December 31, 2016 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2017

	Level 3(A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	—	83,586	83,586
Sales	(35,905)	—	(35,905)
Other changes(B)	6,513	(1,810)	4,703
Purchases, sales and principal paydowns:	$(29,392)	$81,776	$52,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	—	16,375	16,375
Other changes in fair value(C)	—	(7,216)	(7,216)
Unrealized gain (loss) included in Net Income	$—	$9,159	$9,159
Balance at December 31, 2017	$—	$122,806	$122,806

As of December 31, 2016

	Level 3(A)
	Excess MSR Pool 1	Excess MSR Pool 2	Excess MSR Pool 2014	MSRs	Total
Balance at December 31, 2015	$43,482	$33,054	$1,506	$19,761	$97,803
Purchases and principal paydowns:
Purchases	—	—	—	16,179	16,179
Sales	(39,916)	—	(1,179)	—	(41,095)
Proceeds from principal paydowns	(3,566)	(3,911)	(327)	—	(7,804)
Other Changes(B)	—	—	—	(784)	(784)
Purchases and principal paydowns:	$(43,482)	$(3,911)	$(1,506)	$15,395	$(33,504)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	—	249	—	227	476
Other changes in fair value(C)	—	—	—	(3,512)	(3,512)
Unrealized gain (loss) included in Net Income	$—	$249	$—	$(3,285)	$(3,036)
Balance at December 31, 2016	$—	$29,392	$—	$31,871	$61,263
(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
MSRs
Conventional	$82,150	Discounted cash flow	Constant prepayment speed	6.5% - 23.5%	10.5%
			Uncollected payments	0.2% - 1.8%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,656	Discounted cash flow	Constant prepayment speed	6.0% - 14.2%	8.1%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$122,806	Discounted cash flow

As of December 31, 2016

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
Excess MSR Pool 2	$29,392	Discounted cash flow	Constant prepayment speed	7.8% - 31.9%	14.3%
			Uncollected Payments	8.3% - 13.1%	11.9%
			Discount rate		16.2%
Conventional MSRs	$31,871	Discounted cash flow	Constant prepayment speed	7.1% - 24.9%	10.6%
			Uncollected payments	0.8% - 1.4%	1.3%
			Discount rate		9.3%
			Annual cost to service, per loan		$64
TOTAL	$61,263	Discounted cash flow
(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurements. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2017 and December 31, 2016 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2017 and December 31, 2016.

Commitments to Purchase/Sell RMBS

As of December 31, 2017 and December 31, 2016, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of December 31, 2017 and December 31, 2016, the Company (i) was not obligated to purchase any securities and (ii) was not obligated to sell any securities, respectively.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,666.5 million and $594.6 million of borrowings under its repurchase agreements as of December 31, 2017 and December 31, 2016, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 46 days and 65 days as of December 31, 2017 and December 31, 2016, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$429,573	1.44%
One to three months	1,231,687	1.48%
Greater than three months	5,277	1.52%
Total/Weighted Average	$1,666,537	1.47%

As of December 31, 2016

	Repurchase Agreements	Weighted Average Rate
Less than one month	$60,690	1.14%
One to three months	456,502	0.91%
Greater than three months	77,423	0.90%
Total/Weighted Average	$594,615	0.93%

There were no overnight or demand securities as of December 31, 2017 or December 31, 2016.

Note 12 – Notes Payable

At December 31, 2016, the Company had outstanding borrowings of $8.9 million on the NexBank term loan. This loan was paid in full in connection with the sale of the Excess MSRs in Excess MSR Pool 2 back to Freedom Mortgage in February 2017.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The MSR Financing Facility has a two-year revolving period, subject to extension by agreement, during which only interest payments are due. Borrowings bear interest at a spread over one month LIBOR. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan with monthly payments of interest (calculated as a spread over the rate for one-year interest rate swaps) and principal (calculated on a ten-year amortization schedule). Approximately $20.5 million and $14.0 million was outstanding under the MSR Financing Facility at December 31, 2017 and December 31, 2016, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2017

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$2,000	$11,000	$—	$19,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$389	$1,608	$1,697	$16,806	$—	$20,500
Total	$2,000	$2,389	$3,608	$3,697	$27,806	$—	$39,500

As of December 31, 2016

	2017	2018	2019	2020	2021	Total
Term Loan
Borrowings under Term Loan Facility	$2,841	$3,005	$3,040	$—	$—	$8,886
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$271	$1,118	$1,175	$11,436	$14,000

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2017	December 31, 2016
Excess servicing income receivable	$—	$5,598
Servicing advances	5,901	1,432
Interest receivable	5,804	2,069
Repurchased loans held for sale	2,160	1,570
Other receivables	2,777	1,628
Total other assets	$16,642	$12,297

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2017 and December 31, 2016 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2017	December 31, 2016
Accrued interest payable	$4,252	$1,006
Escrow funds held	37	37
Net deferred tax payable	843	—
Accrued expenses	6,882	4,719
Total accrued expenses and other liabilities	$12,014	$5,762

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

	2017
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$14,037	$11,932	$10,002	$6,078
Interest expense	7,062	6,096	4,292	2,431
Net interest income	6,975	5,836	5,710	3,647
Servicing fee income	7,660	6,307	5,493	4,574
Servicing costs	1,939	1,626	991	1,227
Net servicing income	5,721	4,681	4,502	3,347
Other income (loss)
Realized gain (loss) on RMBS, net	(1)	(169)	(77)	(256)
Realized gain on investments in Excess MSRs, net	—	—	—	6,678
Realized gain (loss) on derivatives, net	(1,260)	(1,480)	(1,797)	(1,017)
Realized gain on acquired assets, net	—	—	—	—
Unrealized gain (loss) on derivatives, net	8,447	1,684	(4,633)	1,082
Unrealized gain (loss) on investments in Excess MSRs	—	—	—	—
Unrealized gain (loss) on investments in MSRs	3,688	(2,334)	(4,507)	12,312
Total Income (Loss)	23,570	8,218	(802)	25,793
Expenses
General and administrative expense	849	948	1,045	975
Management fee to affiliate	1,345	948	1,162	892
Total Expenses	2,194	1,896	2,207	1,867
Income Before Income Taxes	21,376	6,322	(3,009)	23,926
(Benefit from) provision for corporate business taxes	1,143	(537)	(1,344)	1,339
Net Income (Loss)	20,233	6,859	(1,665)	22,587
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(269)	(93)	119	(412)
Dividends on preferred stock	1,240	593	—	—
Net Income Applicable to Common Stockholders	$18,724	$6,173	$(1,546)	$22,175
Net income Per Share of Common Stock	—	—	—	—
Basic	$1.47	$0.49	$(0.12)	$2.90
Diluted	$1.47	$0.49	$(0.12)	$2.90
Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,713,265	12,703,577	12,695,090	7,634,038
Diluted	12,721,464	12,711,776	12,701,715	7,640,348

Summarized Quarterly Results

	2016
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$11,242	$7,157	$7,135	$5,188
Interest expense	2,389	1,877	1,885	1,657
Net interest income	8,853	5,280	5,250	3,531
Servicing fee income	2,145	2,365	1,574	1,495
Servicing costs	1,018	641	501	402
Net servicing income	1,127	1,724	1,073	1,093
Other income (loss)
Realized gain (loss) on RMBS, net	74	770	235	320
Realized gain (loss) on investments in Excess MSRs, net	1,520	—	—	—
Realized gain (loss) on derivatives, net	(4,056)	(2,147)	(299)	(1,461)
Realized gain (loss) on acquired assets, net	—	—	—	—
Unrealized gain (loss) on derivatives, net	15,307	3,199	(1,228)	(5,198)
Unrealized gain (loss) on investments in Excess MSRs	2,588	117	(149)	(2,307)
Unrealized gain (loss) on investments in MSRs	3,870	(1,847)	(3,076)	(2,232)
Total Income (Loss)	29,283	7,096	1,806	(6,254)
Expenses
General and administrative expense	790	864	822	808
Management fee to affiliate	764	802	690	690
Total Expenses	1,554	1,666	1,512	1,498
Income (Loss) Before Income Taxes	27,729	5,430	294	(7,752)
(Benefit from) provision for corporate business taxes	1,127	(89)	10	(590)
Net Income (Loss)	26,602	5,519	284	(7,162)
Net (income) loss allocated to noncontrolling interests	(432)	(76)	(2)	99
Net Income (Loss) Applicable to Common Stockholders	$26,170	$5,443	$282	$(7,063)
Net Income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$3.48	$0.72	$0.04	$(0.94)
Diluted	$3.48	$0.72	$0.04	$(0.94)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	7,519,038	7,511,653	7,509,543	7,509,543
Diluted	7,525,348	7,528,188	7,520,616	7,519,038

Basic and diluted net income (loss) per share of common stock are computed independently based on the weighted average number of shares of common stock outstanding during each period. Accordingly, the sum of the quarterly net income (loss) per share amounts may not agree to the total for the year.

Note 16 – Income Taxes

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Current federal income tax expense	$(575)	$575	$—
Current state income tax expense	(62)	83	—
Deferred federal income tax expense (benefit)	1,046	(198)	(309)
Deferred state income tax expense (benefit)	192	(2)	(34)
Total Income Tax Expense	$601	$458	$(343)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015
Computed income tax (benefit) expense at federal rate	$17,015	35.0%	$8,995	35.0%	$4,554	35.0%
State taxes, net of federal benefit, if applicable	115	0.2%	50	0.2%	(34)	(0.0)%
Tax benefit due to federal rate change	(431)	(0.9)%	—	—%	—	—%
Permanent differences in taxable income from GAAP pre-tax income	—	—%	140.0	0.6%	(157)	(1.4)%
Provision to return adjustment	(117.0)	(0.2)	—	—%	—	—%
REIT income not subject to tax	(15,981)	(32.9)%	(8,727)	(34.0)%	(4,706)	(36.2)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$601	1.2%	$458	1.8%	$(343)	(2.6)%
(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2017 and December 31, 2016, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income taxes payable
Federal income taxes payable	$—	$575	$—
State and local income taxes payable	—	84	—
Income taxes payable	$—	$659	$—
	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(10)	$(53)	$(72)
Deferred tax - mortgage servicing rights	909	(340)	121
Deferred tax - net operating loss	(56)	—	(252)
Total net deferred tax (assets) liabilities	$843	$(393)	$(203)

The deferred tax liability as of December 31, 2017 was primarily related to MSRs. The deferred tax asset as of December 31, 2016 was primarily related to MSRs. No valuation allowance has been established at December 31, 2017 and December 31, 2016. As of December 31, 2017 and December 31, 2016, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a $459,000 decrease in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in our deferred tax liabilities as of December 31, 2017. The Company is still analyzing certain aspects of the TCJA, which could potentially give rise to new deferred tax amounts in the future.

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

Note 17 – Subsequent Events

Events subsequent to December 31, 2017 were evaluated, and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. As an emerging growth company, we are not currently required to obtain such attestation report.

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

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2017.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

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

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to the consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) on May 28, 2013).

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

10.5
Amendment No. 1, entered into dated as of October 22, 2015, to Amended and Restated Management Agreement, dated as of September 24, 2013, by and among the Company and its consolidated subsidiaries and Cherry Hill Mortgage Management, LLC (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 23, 2015).

Exhibit Number	Description
10.6
Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) on May 28, 2013).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) on May 28, 2013).

10.8	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) on June 10, 2013).

10.9
Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, May 29, 2013).

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

10.14
Form of Unrestricted Non-Employee Director Stock Award Agreement (With Forfeiture Restrictions) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2014).

10.15*	Letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation.

10.16*	Amendment, dated January 9, 2017, to the letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation.

12.1*	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Additional Material U.S. Federal Income Tax Considerations

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 16, 2018	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2018	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2018	By:	/s/ Martin Levine
Martin Levine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 16, 2018	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 16, 2018	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

Date: March 16, 2018	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director