Form 10-Q
period 2018-03-31
Cherry Hill Mortgage Investment Corp
filed 2018-05-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 9, 2018, there were 12,721,464 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	(unaudited)
	March 31, 2018	December 31, 2017
Assets
RMBS, available-for-sale (including pledged assets of $1,560,765 and $1,728,564, respectively)	$1,642,682	$1,840,912
Investments in Servicing Related Assets at fair value (including pledged assets of $188,145 and $122,806, respectively)	188,145	122,806
Cash and cash equivalents	24,276	27,327
Restricted cash	35,245	29,168
Derivative assets	16,105	13,830
Receivables and other assets	17,724	16,642
Total Assets	$1,924,177	$2,050,685
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,500,562	$1,666,537
Derivative liabilities	1,097	344
Notes payable	74,749	39,025
Dividends payable	7,257	7,273
Due to affiliates	4,438	3,035
Accrued expenses and other liabilities	16,777	12,014
Total Liabilities	$1,604,880	$1,728,228
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of March 31, 2018 and 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of December 31, 2017, liquidation preference of $60,000 as of March 31, 2018 and December 31, 2017	$57,917	$57,917
Common stock, $0.01 par value, 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of March 31, 2018 and 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of December 31, 2017	127	127
Additional paid-in capital	229,679	229,642
Retained earnings	62,573	35,238
Accumulated other comprehensive income (loss)	(33,985)	(2,942)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$316,311	$319,982
Non-controlling interests in Operating Partnership	2,986	2,475
Total Stockholders’ Equity	$319,297	$322,457
Total Liabilities and Stockholders’ Equity	$1,924,177	$2,050,685

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(in thousands — except per share data)

	Three Months Ended March 31,
	2018	2017
Income
Interest income	$13,415	$6,078
Interest expense	7,543	2,431
Net interest income	5,872	3,647
Servicing fee income	8,650	4,574
Servicing costs	1,712	1,227
Net servicing income	6,938	3,347
Other income (loss)
Realized gain (loss) on RMBS, net	(4,881)	(256)
Realized gain on investments in Excess MSRs, net	-	6,678
Realized gain (loss) on derivatives, net	13	(1,017)
Unrealized gain on derivatives, net	19,626	1,082
Unrealized gain on investments in MSRs	12,498	12,312
Total Income	40,066	25,793
Expenses
General and administrative expense	877	975
Management fee to affiliate	1,315	892
Total Expenses	2,192	1,867
Income Before Income Taxes	37,874	23,926
Provision for corporate business taxes	2,635	1,339
Net Income	35,239	22,587
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(456)	(409)
Dividends on preferred stock	1,213	-
Net Income Applicable to Common Stockholders	$33,570	$22,178
Net income Per Share of Common Stock
Basic	$2.64	$2.91
Diluted	$2.64	$2.90
Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,713,265	7,634,038
Diluted	12,721,464	7,640,348

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$35,239	$22,587
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(35,924)	1,416
Reclassification of net realized loss on RMBS included in earnings	4,881	256
Other comprehensive income (loss)	(31,043)	1,672
Comprehensive income	$4,196	$24,259
Comprehensive income attributable to noncontrolling interests in Operating Partnership	54	440
Dividends on preferred stock	1,213	-
Comprehensive income attributable to common stockholders	$2,929	$23,819

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2016	7,525,348	$75	-	$-	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,175,000	52	-	-	80,863	-	-	-	80,915
Net Income (Loss)	-	-	-	-	-	-	22,178	409	22,587
Other Comprehensive Income	-	-	-	-	-	1,672	-	-	1,672
LTIP-OP Unit awards	-	-	-	-	-	-	-	135	135
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(3,687)	-	(3,687)
Balance, March 31, 2017	12,700,348	$127	-	$-	$229,320	$(4,721)	$30,584	$2,230	$257,540

Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	-	-	-	-	37	-	-	-	37
Net Income before dividends on preferred stock	-	-	-	-	-	-	34,783	456	35,239
Other Comprehensive Income	-	-	-	-	-	(31,043)	-	-	(31,043)
LTIP-OP Unit awards	-	-	-	-	-	-	-	138	138
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(6,235)	-	(6,235)
Preferred dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,213)	-	(1,213)
Balance, March 31, 2018	12,721,464	$127	2,400,000	$57,917	$229,679	$(33,985)	$62,573	$2,986	$319,297

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$35,239	$22,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	4,881	256
Realized gain (loss) on investments in Excess MSRs, net	-	(6,678)
Amortization of premiums on investment securities	3,460	1,419
Change in fair value of investments in Servicing Related Assets	(12,498)	(12,312)
Unrealized (gain) loss on derivatives, net	(19,626)	(1,082)
Realized (gain) loss on derivatives, net	(13)	1,017
LTIP-OP Unit awards	138	135
Changes in:
Receivables and other assets	(1,082)	2,012
Due to affiliates	1,403	443
Payables for unsettled trades	-	251,590
Accrued expenses and other liabilities	4,747	(425)
Net cash provided by (used in) operating activities	16,649	$258,962
Cash Flows From Investing Activities
Purchase of RMBS	(40,556)	(491,869)
Principal paydown of RMBS	41,644	17,104
Proceeds from sale of RMBS	157,758	7,610
Proceeds from sale of Excess MSRs	-	35,905
Acquisition of MSRs	(52,841)	(32,350)
Purchase of derivatives	(842)	(408)
Sale of derivatives	32	-
Net cash provided by (used in) investing activities	105,195	$(464,008)
Cash Flows From Financing Activities
Changes in restricted cash	(6,077)	15,384
Borrowings under repurchase agreements	1,904,638	784,497
Repayments of repurchase agreements	(2,070,613)	(605,795)
Proceeds from derivative financing	18,927	-
Proceeds from bank loans	36,195	2,000
Principal paydown of bank loans	(471)	(8,886)
Dividends paid	(7,448)	(3,687)
LTIP-OP Units distributions paid	(83)	(91)
Issuance of common stock, net of offering costs	37	80,915
Net cash provided by (used in) financing activities	$(124,895)	$264,337
Net Increase (Decrease) in Cash and Cash Equivalents	(3,051)	$59,291
Cash and Cash Equivalents, Beginning of Period	27,327	15,824
Cash and Cash Equivalents, End of Period	24,276	$75,115
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	8,800	$1,800
Dividends declared but not paid	$7,257	$3,687

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

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

On August 17, 2017, the Company issued and sold 2,400,000 shares of its 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. The Company anticipates that a significant portion of the net proceeds received from paydowns of these RMBS will be deployed into the acquisition of mortgage servicing rights (“MSRs”). The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated interim financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” (expected to occur as of October 9, 2018) or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated interim financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth public companies and the date on which it will adopt the new or revised accounting standard.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of Excess MSRs and MSRs (collectively, “Servicing Related Assets”); RMBS and derivatives; credit losses, including the period of time during which the Company anticipates an increase in the fair values of RMBS sufficient to recover unrealized losses on those RMBS; and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated interim financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates, and the differences may be material.

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

The Company also is subject to certain risks relating to its status as a REIT for U.S. federal income tax purposes. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax on its REIT income, which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the three month period ended March 31, 2018 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2017 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $5.1 million and $5.7 million in interest income was receivable at March 31, 2018 and December 31, 2017, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion on Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company recorded approximately $45,000 of OTTI charges during the three month period ended March 31, 2018. The Company did not record any OTTI charges during the three month period ended March 31, 2017. OTTI has been classified within “Realized gain (loss) on RMBS, net” on the consolidated statements of income.

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at March 31, 2018.

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

Revenue Recognition – Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon the settlement date. There was no Excess MSR cash flow receivable at March 31, 2018 or December 31, 2017.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $4.9 million and $5.9 million in reimbursable servicing advances were receivable at March 31, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Company acquired its Ginnie Mae MSRs in February 2017 and the Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs, the Company has determined that no reserves for unrecoverable advances are necessary at March 31, 2018 and December 31, 2017. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($1.9 million and $549,000 at March 31, 2018 and December 31, 2017, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $33.4 million and $28.6 million at March 31, 2018 December 31, 2017, respectively).

The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company will account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. At March 31, 2018, $18.9 million of variation margin was reported as a reduction to interest rate swaps, at fair value. As of December 31, 2017, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

Due to Affiliates

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiaries (“TRSs”), CHMI Solutions and Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Realized gain (loss) on RMBS, net
Loss on RMBS	$(4,881)	$(256)
Net realized gain (loss) on RMBS	(4,881)	(256)
Realized gain (loss) on derivatives, net	13	(1,017)
Unrealized gain (loss) on derivatives, net	19,626	1,082
Realized gain on Excess MSRs, net	-	6,678
Unrealized gain (loss) on MSRs, net	12,498	12,312
Total	$27,256	$18,799

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

Recent Accounting Pronouncements

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of this guidance is delayed until the first SEC filing after the Company loses its emerging growth company status, which is expected to be December 31, 2018. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. The Company evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASU 2014-09. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing (“ASC 860”), to determine the appropriate accounting for these fees and ASU 2014-09 contains a scope exception for contracts that fall under ASC 860. As a result, the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

Statement of Cash Flows − In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance is delayed until the first SEC filing after the Company loses its emerging growth company status, which is expected to be December 31, 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

Income Taxes − In October 2016, the FASB issued ASU 2016-16, Income Taxes, an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance is delayed until the first SEC filing after the Company loses its emerging growth company status, which is expected to be December 31, 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements. However, the significance of adoption is dependent on the nature of the transactions and corresponding tax laws in effect at the time of adoption.

Restricted Cash − In November 2016, the FASB issued ASU 2016-18, Restricted Cash, an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance is delayed until the first SEC filing after the Company loses its emerging growth company status, which is expected to be December 31, 2018. The adoption will impact the presentation of the cash flows, but will not otherwise have a material impact on the consolidated results of operations or financial condition of the Company.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2018
Interest income	$-	$13,415	$-	$13,415
Interest expense	213	7,330	-	7,543
Net interest income	(213)	6,085	-	5,872
Servicing fee income	8,650	-	-	8,650
Servicing costs	1,712	-	-	1,712
Net servicing income	6,938	-	-	6,938
Other income	12,498	14,758	-	27,256
Other operating expenses	-	-	2,192	2,192
Provision for corporate business taxes	2,635	-	-	2,635
Net income (loss)	$16,588	$20,843	$(2,192)	$35,239
Three Months Ended March 31, 2017
Interest income	$523	$5,555	$-	$6,078
Interest expense	114	2,317	-	2,431
Net interest income	409	3,238	-	3,647
Servicing fee income	4,574	-	-	4,574
Servicing costs	1,227	-	-	1,227
Net servicing income	3,347	-	-	3,347
Other income	18,990	(191)	-	18,799
Other operating expenses	-	-	1,867	1,867
Provision for corporate business taxes	1,339	-	-	1,339
Net income (loss)	$21,407	$3,047	$(1,867)	$22,587

Balance Sheet
March 31, 2018
Investments	$188,145	$1,642,682	$-	$1,830,827
Other assets	7,746	56,436	29,168	93,350
Total assets	195,891	1,699,118	29,168	1,924,177
Debt	74,749	1,500,562	-	1,575,311
Other liabilities	12,348	4,060	13,161	29,569
Total liabilities	87,097	1,504,622	13,161	1,604,880
GAAP book value	$108,794	$194,496	$16,007	$319,297

December 31, 2017
Investments	$122,806	$1,840,912	$-	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	-	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457
Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2018

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,218,762	$1,136,907	$85	$(28,746)	$1,108,246	145	(B)	3.80%	3.61%	26
Freddie Mac	502,220	452,615	-	(11,859)	440,756	59	(B)	3.73%	3.56%	27
CMOs	98,325	87,145	6,535	-	93,680	20	Unrated	5.80%	4.93%	11
Total/Weighted Average	$1,819,307	$1,676,667	$6,620	$(40,605)	$1,642,682	224		3.90%	3.67%	25

As of December 31, 2017

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	Unrated	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than collateralized mortgage obligations (“CMOs”), which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of March 31, 2018

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$3,500	$2,778	$323	$-	$3,101	2	(B)	6.12%	5.56%	7
Over 10 Years	1,815,807	1,673,889	6,297	(40,605)	1,639,581	222	(B)	3.89%	3.66%	25
Total/Weighted Average	$1,819,307	$1,676,667	$6,620	$(40,605)	$1,642,682	224		3.90%	3.67%	25

As of December 31, 2017

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$15,483	$324	$(312)	$15,495	3	(B)	4.33%	4.06%	7
Over 10 Years	1,945,283	1,828,372	8,310	(11,265)	1,825,417	235	(B)	3.85%	3.65%	26
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At March 31, 2018 and December 31, 2017, the Company pledged Agency RMBS with a carrying value of approximately $1,560.8 million and $1,728.6 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860 to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that all of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Unrealized losses that are considered OTTI are recognized in earnings. The Company recorded approximately $45,000 of OTTI during the three month period ended March 31, 2018. The Company did not record any OTTI charges during the three month period ended March 31, 2017.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2018

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,403,123	$1,317,506	$(30,085)	$1,287,421	160	(B)	3.81%	3.63%	26
Twelve or More Months	287,634	251,176	(10,520)	240,656	41	(B)	3.59%	3.38%	26
Total/Weighted Average	$1,690,757	$1,568,682	$(40,605)	$1,528,077	201		3.78%	3.59%	26

As of December 31, 2017

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,026,911	$1,005,352	$(5,378)	$999,974	111	(B)	3.81%	3.63%	26
Twelve or More Months	323,858	289,599	(6,199)	283,400	45	(B)	3.61%	3.40%	25
Total/Weighted Average	$1,350,769	$1,294,951	$(11,577)	$1,283,374	156		3.76%	3.58%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
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

MSRs

On May 29, 2015, in conjunction with the acquisition of Aurora, the Company acquired MSRs on conventional mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $718.4 million at the time of acquisition.

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $16.9 billion as of the respective acquisition dates. See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs to Freedom Mortgage.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary
As of March 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$11,809,591	$134,991	(C)	$145,001	4.01%	26.6	$10,010
Government	3,864,093	40,656	(C)	43,144	3.36%	27.5	2,488
Total / Weighted Average	$15,673,684	$175,647		$188,145	3.85%	26.8	$12,498

As of December 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$7,724,397	$81,499	(C)	$82,150	3.89%	25.2	$651
Government	3,986,254	32,148	(C)	40,656	3.36%	27.8	8,508
Total / Weighted Average	$11,710,651	$113,647		$122,806	3.71%	26.1	$9,159

(A)	Carrying value represents the fair value of the pools or recapture agreements, as applicable (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets
As of March 31, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	17.0%
New Jersey	5.7%
New York	5.5%
Florida	5.0%
All other	66.8%
Total	100.0%

As of December 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New Jersey	7.2%
Florida	5.3%
All other	73.8%
Total	100.0%

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
	Issued	Forfeited	Converted	Issued	Forfeited		Issuance Price
December 31, 2016	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2017	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	-	-	(8,199)	-	(46,349)	$18.30
June 30, 2017	(178,500)	916	-	(36,702)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	12,917	(12,917)	-	-	$18.44
September 30, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869

The Company recognized approximately $138,000 and $135,000 in share-based compensation expense in the three month period ended March 31, 2018 and March 31, 2017, respectively. There was approximately $762,000 and $900,000 of total unrecognized share-based compensation expense as of March 31, 2018 and December 31, 2017, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2018, the non-controlling interest holders in the Operating Partnership owned 164,667 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 97,470,000 shares were undesignated and 2,530,000 shares were designated as Series A Preferred Stock as of March 31, 2018.

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

On April 5, 2018, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to classify and designate 1,270,000 shares of the Company’s authorized but unissued preferred stock, par value $0.01 per share, as shares of Series A Preferred Stock, with the terms and conditions of the Series A Preferred Stock described above. The Articles Supplementary became effective upon filing on April 5, 2018, and upon such effectiveness, the Company was authorized to issue an aggregate of 3,800,000 shares of Series A Preferred Stock. See Note 16.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income allocable to common stockholders	$35,239	$22,587
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(456)	(409)
Dividends on preferred stock	1,213	-
Net income attributable to common stockholders	$33,570	$22,178
Denominator:
Weighted average common shares outstanding	12,713,265	7,634,038
Weighted average diluted shares outstanding	12,721,464	7,640,348
Basic and Diluted:
Basic earnings per share	$2.64	$2.91
Diluted earnings per share	$2.64	$2.90

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating EPS for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal thereof and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act of 1940, as amended. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement).

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended March 31,
	2018	2017
Management fees	$1,124	$701
Compensation reimbursement	191	191
Total	$1,315	$892

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three month period ended March 31, 2018, MSRs on 48 loans with an aggregate UPB of approximately $10.3 million had been received from Freedom Mortgage which generated approximately $15,300 in fees due to Freedom Mortgage. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2018	December 31, 2017
Notional amount of interest rate swaps	$1,141,750	$1,067,950
Notional amount of swaptions	180,000	155,000
Notional amount of TBAs, net	(50,300)	26,900
Notional amount of Treasury futures	(111,400)	-
Total notional amount	$1,160,050	$1,249,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2018	$1,141,750	1.90%	1.89%	4.9
December 31, 2017	$1,067,950	1.83%	1.44%	4.9

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
March 31, 2018	$180,000	2.93%	LIBOR-BBA	%	10.5
December 31, 2017	$155,000	2.88%	LIBOR-BBA	%	10.8

Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):
Realized Gains (Losses) on Derivatives

	Consolidated Statements of Income	Three Months Ended March 31,
Derivatives	(Loss) Location	2018	2017
Interest rate swaps	Realized gain (loss) on derivatives, net	$(422)	$(159)
Swaptions	Realized gain (loss) on derivatives, net	(274)	(69)
TBAs	Realized gain (loss) on derivatives, net	(29)	(112)
Treasury futures	Realized gain (loss) on derivatives, net	738	(677)
Total		$13	$(1,017)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities
As of March 31, 2018

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$13,438	$-	$13,438	$(13,438)	$-	$-
Swaptions	2,474	-	2,474	(2,474)	-	-
TBAs	193	-	193	(193)	-	-
Total Assets	$16,105	$-	$16,105	$(16,105)	$-	$-

Liabilities
Repurchase agreements	$1,500,562	$-	$1,500,562	$(1,467,185)	$(33,377)	$-
Interest rate swaps	57	-	57	(57)	-	-
Treasury futures	1,040	-	1,040	828	(1,868)	-
Total Liabilities	$1,501,659	$-	$1,501,659	$(1,466,414)	$(35,245)	$-

As of December 31, 2017

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$12,994	$-	$12,994	$(12,994)	$-	$-
Swaptions	802	-	802	(802)	-	-
TBAs	34	-	34	(34)	-	-
Total Assets	$13,830	$-	$13,830	$(13,830)	$-	$-

Liabilities
Repurchase agreements	$1,666,537	$-	$1,666,537	$(1,637,922)	$(28,615)	$-
Interest rate swaps	342	-	342	32	(374)	-
Treasury futures	2	-	2	177	(179)	-
Total Liabilities	$1,666,881	$-	$1,666,881	$(1,637,713)	$(29,168)	$-

Note 9 – Fair Value

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2018 and December 31, 2017.

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

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2018 and December 31, 2017.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2018 and December 31, 2017.

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

Recurring Fair Value Measurements

As of March 31, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,108,246	$-	$1,108,246
Freddie Mac	-	440,756	-	440,756
CMOs	-	93,680	-	93,680
RMBS total	-	1,642,682	-	1,642,682
Derivative assets
Interest rate swaps	-	13,438	-	13,438
Interest rate swaptions	-	2,474	-	2,474
TBAs	-	193	-	193
Derivative assets total	-	16,105	-	16,105
Servicing related assets	-	-	188,145	188,145
Total Assets	$-	$1,658,787	$188,145	$1,846,932
Liabilities
Derivative liabilities
Treasury futures	-	1,040	-	1,040
Derivative liabilities total	-	1,097	-	1,097
Total Liabilities	$-	$1,097	$-	$1,097

As of December 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,233,699	$-	$1,233,699
Freddie Mac	-	513,544	-	513,544
CMOs	-	93,669	-	93,669
RMBS total	-	1,840,912	-	1,840,912
Derivative assets
Interest rate swaps	-	12,994	-	12,994
Interest rate swaptions	-	802	-	802
TBAs	-	34	-	34
Derivative assets total	-	13,830	-	13,830
Servicing related assets	-	-	122,806	122,806
Total Assets	$-	$1,854,742	$122,806	$1,977,548
Liabilities
Derivative liabilities
Interest rate swaps	-	342	-	342
Treasury futures	-	2	-	2
Derivative liabilities total	-	344	-	344
Total Liabilities	$-	$344	$-	$344

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2018 and December 31, 2017 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2018

Level 3 (A)
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	52,962
Other changes (B)	(121)
Purchases, sales and principal paydowns:	$52,841
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,991
Other changes in fair value (C)	(2,493)
Unrealized gain (loss) included in Net Income	$12,498
Balance at March 31, 2018	$188,145

As of December 31, 2017

	Level 3 (A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	83,586	83,586
Sales	(35,905)	-	(35,905)
Other changes (B)	6,513	(1,810)	4,703
Purchases, sales and principal paydowns:	$(29,392)	$81,776	$52,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	16,375	16,375
Other changes in fair value (C)	-	(7,216)	(7,216)
Unrealized gain (loss) included in Net Income	$-	$9,159	$9,159
Balance at December 31, 2017	$-	$122,806	$122,806

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$145,001	Discounted cash flow	Constant prepayment speed	5.4% - 24.6%	8.6%
			Uncollected payments	0.2% - 1.5%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$71
Government	$43,144	Discounted cash flow	Constant prepayment speed	6.0% - 17.0%	7.4%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$188,145	Discounted cash flow

As of December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$82,150	Discounted cash flow	Constant prepayment speed	6.5% - 23.5%	10.5%
			Uncollected payments	0.2% - 1.8%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,656	Discounted cash flow	Constant prepayment speed	6.0% - 14.2%	8.1%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$122,806	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2018 and December 31, 2017 are described below.

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on resources of Freedom Mortgage to provide the Manager with the necessary resources to conduct the Company’s operations. For further discussion regarding the management fee, see Note 7.

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2018 and December 31, 2017.

Commitments to Purchase/Sell RMBS

As of March 31, 2018 and December 31, 2017, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward RMBS trades, whereby the Company committed to purchasing a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2018, the Company (i) was not obligated to purchase any RMBS securities and (ii) was not obligated to sell any RMBS securities. As of December 31, 2017, the Company (i) was not obligated to purchase any RMBS securities and (ii) was not obligated to sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,500.6 million and $1,666.5 million of borrowings under its repurchase agreements as of March 31, 2018 and December 31, 2017, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 52 days and 46 days as of March 31, 2018 and December 31, 2017, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$424,559	1.72%
One to three months	976,149	1.83%
Greater than three months	99,854	1.95%
Total/Weighted Average	$1,500,562	1.80%

As of December 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$429,573	1.44%
One to three months	1,231,687	1.48%
Greater than three months	5,277	1.52%
Total/Weighted Average	$1,666,537	1.47%

There were no overnight or demand securities as of March 31, 2018 or December 31, 2017.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25 million to $75 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $56.7 million and $20.5 million was outstanding under the MSR Financing Facility at March 31, 2018 and December 31, 2017, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of March 31, 2018

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,500	$2,000	$2,000	$2,000	$11,000	$-	$18,500
MSR Financing Facility
Borrowings under MSR Financing Facility	$1,075	$4,447	$4,695	$46,478	$-	$-	$56,695
Total	$2,575	$6,447	$6,695	$48,478	$11,000	$-	$75,195

As of December 31, 2017

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$2,000	$11,000	$-	$19,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$389	$1,608	$1,697	$16,806	$-	$20,500
Total	$2,000	$2,389	$3,608	$3,697	$27,806	$-	$39,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2018	December 31, 2017
Servicing advances	$4,934	$5,901
Interest receivable	5,306	5,804
Repurchased loans held for sale	4,447	2,160
Other receivables	3,037	2,777
Total other assets	$17,724	$16,642

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2018	December 31, 2017
Accrued interest payable	$3,101	$4,252
Escrow funds held	37	37
Net deferred tax payable	3,428	843
Accrued expenses	10,211	6,882
Total accrued expenses and other liabilities	$16,777	$12,014

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Current federal income tax expense	$39	$7
Current state income tax expense	12	1
Deferred federal income tax expense (benefit)	2,108	1,201
Deferred state income tax expense (benefit)	476	130
Total Income Tax Expense	$2,635	$1,339

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
Computed income tax (benefit) expense at federal rate	$7,698	20.3%	$8,374	35.0%
State taxes, net of federal benefit, if applicable	485	1.3%	136	0.6%
REIT income not subject to tax	(5,548)	(14.6)%	(7,171)	(30.0)%
(Benefit from) Provision for Income Taxes/Effective Tax Rate(A)	$2,635	7.0%	$1,339	5.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2018 and December 31, 2017, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Income taxes payable
Federal income taxes payable	$39	$7
State and local income taxes payable	12	1
Income taxes payable	$51	$8

	March 31, 2018	December 31, 2017
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(8)	$(10)
Deferred tax - mortgage servicing rights	3,436	909
Deferred tax - net operating loss	-	(56)
Total net deferred tax (assets) liabilities	$3,428	$843

The deferred tax liability as of March 31, 2018 was primarily related to MSRs. The deferred tax liability as of December 31, 2017 was primarily related to MSRs. No valuation allowance has been established at March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

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

Note 16 – Subsequent Events

On April 5, 2018, the Company entered into separate At Market Issuance Sales Agreements (the “Sales Agreements”) with each of B. Riley FBR, Inc. and JMP Securities LLC (the “Agents”), pursuant to which the Company may offer and sell from time to time through the Agents up to $35,000,000 of shares (the “Placement Shares”) of the Series A Preferred Stock in accordance with the terms and conditions set forth in the Sales Agreements.

Sales of Placement Shares made under the Sales Agreements may be made by any method permitted by law that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. Under the terms of the Sales Agreements, the Agents may also purchase Placement Shares for their own accounts as principals if expressly authorized to do so by the Company. Under the Sales Agreements, the Agents will be entitled to a commission equal to 1.575% of the gross proceeds from each sale of shares sold through them as the Company’s agents.

In connection with the Sales Agreements, on April 5, 2018, the Company filed Articles Supplementary with the State Department of Assessments and Taxation of Maryland to classify and designate 1,270,000 shares of the Company’s authorized but unissued preferred stock, par value $0.01 per share, as shares of Series A Preferred Stock, with the terms and conditions of the Series A Preferred Stock described in Note 6. The Articles Supplementary became effective upon filing on April 5, 2018, and upon such effectiveness, the Company was authorized to issue an aggregate of 3,800,000 shares of Series A Preferred Stock.

From April 5, 2018 through May 8, 2018, the Company sold an aggregate of 100,000 shares of Series A Preferred Stock under the Sales Agreements for net proceeds of approximately $2.5 million. In connection with these sales, the Company paid the Agents an aggregate of $40,000 in commissions pursuant to the Sales Agreements.

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

In addition to Servicing Related Assets, we invest in Agency RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements. We have also invested in agency collateralized mortgage obligations (“CMOs”) consisting of interest only securities (“IOs”) as well as risk-sharing securities issued by Fannie Mae and Freddie Mac.

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

On March 29, 2017, we issued and sold 5,175,000 shares of common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were used to invest in RMBS. On August 17, 2017, we issued and sold 2,400,000 shares of our Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. The Company anticipates that a significant portion of the net proceeds received from paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

The acquisition of RMBS with the net proceeds of the equity offerings described above has caused a significant change in the composition of our investment portfolio which will likely persist until significant funds can be deployed into the acquisition of MSRs.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2018	3.67%	1.81%	1.86%
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%
March 31, 2015	3.60%	1.92%	1.68%
December 31, 2014	3.66%	1.99%	1.67%
September 30, 2014	3.66%	2.00%	1.66%
June 30, 2014	3.72%	2.00%	1.71%
March 31, 2014	3.62%	2.10%	1.52%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our Excess MSRs were, and our MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income. Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

We attempted to reduce the exposure of our Excess MSRs to voluntary prepayments through the structuring of recapture agreements with Freedom Mortgage. With the sale of our Excess MSRs to Freedom Mortgage in November 2016 and February 2017, these arrangements were terminated. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. In the three month period ended March 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $10.3 million and paid fees of approximately $15,300 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $27.6 million and paid fees of approximately $43,000 to Freedom Mortgage under this joint marketing recapture agreement.

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

Classification of Investment Securities and Impairment of Financial Instruments

ASC 320, Investments – Debt and Equity Securities, requires that at the time of purchase, we designate a security as either trading, available-for-sale, or held-to-maturity depending on our ability and intent to hold such security to maturity. Securities available-for-sale will be reported at fair value, while securities held-to-maturity will be reported at amortized cost. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. Accordingly, we elect to classify all of our RMBS as available-for-sale. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. See “–Fair Valued Assets and Liabilities.”

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

Fair Valued Assets and Liabilities

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

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

The fair values of Excess MSRs were determined by projecting net servicing cash flows, which were then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values were corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs were reported in other income or loss in our consolidated statements of income. For additional information on our fair value methodology, see “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value.”

As of March 31, 2018, all of the Excess MSRs originally acquired from Freedom Mortgage have been sold back to Freedom Mortgage.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded as “Unrealized gain (loss) on investments in Excess MSRs” in our consolidated statements of income. Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs, and therefore may have differed from their effective yields.

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value of its MSRs in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $4.9 million and $5.9 million in reimbursable servicing advances were receivable at March 31, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. As long as the Company qualifies as a REIT, the Company generally will not be subject to U.S. federal income taxes on its taxable income to the extent it annually distributes at least 90% of its REIT taxable income to its stockholders and does not engage in prohibited transactions. The Company’s subsidiary TRS, CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2018	2017
Income
Interest income	$13,415	$6,078
Interest expense	7,543	2,431
Net interest income	5,872	3,647
Servicing fee income	8,650	4,574
Servicing costs	1,712	1,227
Net servicing income	6,938	3,347
Other income (loss)
Realized gain (loss) on RMBS, net	(4,881)	(256)
Realized gain on investments in Excess MSRs, net	-	6,678
Realized gain (loss) on derivatives, net	13	(1,017)
Unrealized gain on derivatives, net	19,626	1,082
Unrealized gain on investments in MSRs	12,498	12,312
Total Income	40,066	25,793
Expenses
General and administrative expense	877	975
Management fee to affiliate	1,315	892
Total Expenses	2,192	1,867
Income Before Income Taxes	37,874	23,926
Provision for corporate business taxes	2,635	1,339
Net Income	35,239	22,587
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(456)	(409)
Dividends on preferred stock	1,213	-
Net Income Applicable to Common Stockholders	$33,570	$22,178

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended March 31, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$13,415	$-	$13,415
Interest expense	213	7,330	-	7,543
Net interest income	(213)	6,085	-	5,872
Servicing fee income	8,650	-	-	8,650
Servicing costs	1,712	-	-	1,712
Net servicing income	6,938	-	-	6,938
Other income	12,498	14,758	-	27,256
Other operating expenses	-	-	2,192	2,192
Provision for corporate business taxes	2,635	-	-	2,635
Net income (loss)	$16,588	$20,843	$(2,192)	$35,239

	Three Months Ended March 31, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$5,555	$-	$6,078
Interest expense	114	2,317	-	2,431
Net interest income	409	3,238	-	3,647
Servicing fee income	4,574	-	-	4,574
Servicing costs	1,227	-	-	1,227
Net servicing income	3,347	-	-	3,347
Other income	18,990	(191)	-	18,799
Other operating expenses	-	-	1,867	1,867
Provision for corporate business taxes	1,339	-	-	1,339
Net income (loss)	$21,407	$3,047	$(1,867)	$22,587

Interest Income

Interest income for the three month period ended March 31, 2018 was $13.4 million as compared to $6.1 million for the three month period ended March 31, 2017. The $7.3 million increase in interest income for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017 was comprised of a decrease of approximately $523,000 in Servicing Related Assets due to the sale of our remaining Excess MSRs in February 2017 and an increase of approximately $7.9 million in RMBS resulting from the investment of the net proceeds of the two equity offerings that the Company completed during the year ended December 31, 2017.

Interest Expense

Interest expense for the three month period ended March 31, 2018 was $7.5 million as compared to $2.4 million for the three month period ended March 31, 2017. The $5.1 million increase for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017 was comprised of an increase of approximately $99,000 from Servicing Related Assets and an increase of approximately $5.0 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three month period ended March 31, 2018 increased by approximately $12.5 million as compared to an increase of approximately $19.0 million for the three month period ended March 31, 2017. The relative decrease was primarily due to the sale of Excess MSRs in the three month period ended March 31, 2017 and changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended March 31, 2018 increased by approximately $19.6 million as compared to an increase of approximately $1.1 million for the three month period ended March 31, 2017. The relative increase was primarily due to changes in interest rates and the composition of our derivatives.

General and Administrative Expense

General and administrative expense for the three month period ended March 31, 2018 decreased by approximately $98,000 as compared to the three month period ended March 31, 2017. The decrease was primarily due to lower overall operating costs.

Management Fees to Affiliate

Management fees for the three month period ended March 31, 2018 increased by approximately $432,000 from the three month period ended March 31, 2017, primarily due to the sale of the Company’s common and preferred stock during the year ended December 31, 2017 and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.3% and 1.1% of net income for the three month periods ended March 31, 2018 and March 31, 2017, respectively. The increase was due to the grant of additional LTIP-OP Units in June 2017.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Three Months Ended March 31, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(31,043)
Accumulated other comprehensive gain (loss), March 31, 2018	$(33,985)

Three Months Ended March 31, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	1,672
Accumulated other comprehensive gain (loss), March 31, 2017	$(4,721)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended March 31, 2018, a 34 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $35.9 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and

•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives, realized (gain) loss on acquired assets, and changes in fair value of MSRs primarily due to realization of expected cash flows (runoff). Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings include yield maintenance payments received from December 2016 to November 2017 in connection with the sale of the Company’s Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three month period ended March 31, 2018 as compared to the three month period ended March 31, 2017, increased by approximately $1.8 million, and decreased by approximately $0.11 per average common share, primarily due to the absence of yield maintenance payments, and early pay off (“EPO”) protection on the MSR portfolio that we acquired in the first quarter of 2017.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$35,239	$22,587
Realized loss on RMBS, net	4,881	256
Realized (gain) loss on investments in Excess MSRs, net	-	(6,678)
Realized (gain) loss on derivatives, net	(13)	1,017
Unrealized (gain) loss on derivatives, net	(19,626)	(1,082)
Unrealized (gain) loss on investments in MSRs	(12,498)	(12,312)
Tax expense on unrealized gain on MSRs	2,444	1,351
Changes due to realization of expected cash flows	(2,493)	(953)
Yield maintenance income	-	750
Total core earnings:	$7,934	$4,936
Core earnings attributable to noncontrolling interests in Operating Partnership	(103)	(90)
Dividends on preferred stock	1,213	-
Core Earnings Attributable to Common Stockholders	$6,618	$4,846
Core Earnings Attributable to Common Stockholders, per Share	$0.52	$0.63
GAAP Net income Per Share of Common Stock	$2.64	$2.90

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

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $16.9 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$145,001	$11,809,591	4.01%	0.25%	319	19	0.5%
Government	43,144	3,864,093	3.36%	0.31%	330	23	-%
MSR Total/WA	$188,145	$15,673,684	3.85%	0.27%	322	20	0.4%

As of December 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$82,150	$7,724,397	3.89%	0.25%	303	24	0.2%
Government	40,656	3,986,254	3.36%	0.31%	333	20	-%
MSR Total/WA	$122,806	$11,710,651	3.71%	0.27%	313	23	0.1%

(A)
ARMs % represents the percentage of the total principal balance of the pool that corresponds to adjustable-rate residential mortgage loan (“ARMs”) and hybrid ARMs (residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and thereafter adjust to an increment over a specified interest rate index).

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2018

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,218,762	$1,136,907	$85	$(28,746)	$1,108,246	145	(B)	3.80%	3.61%	26
Freddie Mac	502,220	452,615	-	(11,859)	440,756	59	(B)	3.73%	3.56%	27
CMOs	98,325	87,145	6,535	-	93,680	20	Unrated	5.80%	4.93%	11
Total/Weighted Average	$1,819,307	$1,676,667	$6,620	$(40,605)	$1,642,682	224		3.90%	3.67%	25

As of December 31, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	Unrated	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2018	December 31, 2017
Weighted Average Asset Yield	2.98%	2.91%
Weighted Average Interest Expense	1.84%	1.64%
Net Interest Spread	1.14%	1.27%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in an aggregate of approximately $139.2 million of net proceeds which have been invested in Agency RMBS. The Company anticipates that a significant portion of the net proceeds received from paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of March 31, 2018, we had repurchase agreements with 30 counterparties and approximately $1,500.6 million of outstanding repurchase agreement borrowings from 20 of those counterparties, which were used to finance RMBS. As of March 31, 2018, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2018 was approximately 5.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386
March 31, 2015	$376,083	$377,361	$373,868
December 31, 2014	$354,878	$363,493	$362,126
September 30, 2014	$315,830	$329,239	$329,239
June 30, 2014	$288,881	$293,747	$293,747
March 31, 2014	$263,505	$269,982	$269,982
December 31, 2013	$267,038	$270,555	$261,302
September 30, 2013	$-	$-	$-

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

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.2% and 5.2% as of March 31, 2018 and December 31, 2017, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$435,151	$424,559	1.72%
One to three months	1,020,273	976,149	1.83%
Greater than three months	105,340	99,854	1.95%
Total/Weighted Average	$1,560,765	$1,500,562	1.80%

As of December 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$444,476	$429,573	1.44%
One to three months	1,278,872	1,231,687	1.48%
Greater than three months	5,216	5,277	1.52%
Total/Weighted Average	$1,728,564	$1,666,537	1.47%

The amount of collateral as of March 31, 2018 and December 31, 2017, including cash, was $1,594.2 million and $1,757.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2018 and December 31, 2017 was 52 days and 46 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into the MSR Financing Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25 million to $75 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At March 31, 2018 and December 31, 2017, approximately $56.7 million and $20.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $16.6 million and our investing activities provided cash of approximately $105.2 million for the three month period ended March 31, 2018. The cash used in investing activities resulted from the two equity offerings that we completed in 2017 as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the three month periods ended March 31, 2018 and March 31, 2017 were $2.64 and $2.90, respectively.

Off-balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2018 and December 31, 2017 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,500,562	$-	$-	$-	$1,500,562
Interest on repurchase agreement borrowings(A)	$2,963	$-	$-	$-	$2,963
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$12,500	$-	$18,500
Interest on MSR Term Facility borrowings	$1,102	$1,831	$865	$-	$3,798
Financing Facility
Borrowings under Financing Facility	$2,164	$9,267	$45,263	$-	$56,694
Interest on MSR Financing borrowings	$2,997	$5,459	$1,397	$-	$9,853

As of December 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,666,537	$-	$-	$-	$1,666,537
Interest on repurchase agreement borrowings(A)	$4,041	$-	$-	$-	$4,041
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,000	$-	$19,000
Interest on MSR Term Facility borrowings	$1,133	$1,893	$1,063	$-	$4,089
Financing Facility
Borrowings under Financing Facility	$389	$3,306	$16,805	$-	$20,500
Interest on MSR Financing borrowings	$1,100	$2,019	$732	$-	$3,851

(A)
Interest expense is calculated based on the interest rate in effect at March 31, 2018 and December 31, 2017, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

Aurora has three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. The agreements have varying initial terms (three years for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three months ended March 31, 2018, MSRs on 48 loans with an aggregate UPB of approximately $10.3 million had been received from Freedom Mortgage which generated approximately $15,300 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2018

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$157,903	$151,201	$145,001	$139,254	$133,913
Change in FV	$12,902	$6,200	$-	$(5,748)	$(11,088)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$153,408	$149,437	$145,001	$140,438	$135,945
Change in FV	$8,407	$4,436	$-	$(4,563)	$(9,057)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$148,810	$146,906	$145,001	$143,097	$141,192
Change in FV	$3,809	$1,904	$-	$(1,904)	$(3,809)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$47,851	$45,387	$43,144	$41,096	$39,221
Change in FV	$4,707	$2,243	$-	$(2,048)	$(3,923)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$44,413	$43,919	$43,144	$42,202	$41,166
Change in FV	$1,269	$776	$-	$(942)	$(1,978)
% Change in FV	3%	2%	-	(2)%	(5)%
Servicing Cost Shift in %
Estimated FV	$44,852	$43,998	$43,144	$42,290	$41,436
Change in FV	$1,708	$854	$-	$(854)	$(1,708)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$88,812	$85,361	$82,149	$79,154	$76,354
Change in FV	$6,662	$3,212	$-	$(2,996)	$(5,796)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$89,240	$85,583	$82,149	$78,814	$75,678
Change in FV	$7,090	$3,434	$-	$(3,335)	$(6,471)
% Change in FV	9%	4%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$84,518	$83,334	$82,149	$80,965	$79,781
Change in FV	$2,368	$1,184	$-	$(1,184)	$(2,368)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$45,133	$42,790	$40,656	$38,707	$36,920
Change in FV	$4,477	$2,134	$-	$(1,949)	$(3,736)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,910	$41,872	$40,656	$39,383	$38,112
Change in FV	$2,253	$1,216	$-	$(1,273)	$(2,544)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$42,309	$41,483	$40,656	$39,830	$39,003
Change in FV	$1,653	$827	$-	$(827)	$(1,653)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2018

		Fair Value Change
	March 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,624,957
RMBS Total Return (%)		(0.35)%	(0.78)%	(1.30)%	(1.87)%	(3.19)%
RMBS Dollar Return		$(5,578)	$(12,496)	$(20,648)	$(29,848)	$(50,813)

As of December 31, 2017

		Fair Value Change
	December 31, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,873,411
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.40)%	(2.06)%	(3.58)%
RMBS Dollar Return		$(6,590)	$(15,432)	$(26,162)	$(38,443)	$(66,922)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2018, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2018, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description

3.1
Articles Supplementary classifying and designating 1,270,000 additional shares of the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on April 5, 2018).

10.1
Second Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on April 5, 2018).

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 9, 2018	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2018	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2018

INDEX OF EXHIBITS

Exhibit Number	Description

3.1
Articles Supplementary classifying and designating 1,270,000 additional shares of the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on April 5, 2018).

10.1
Second Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on April 5, 2018).

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