Form 10-Q
period 2018-06-30
Cherry Hill Mortgage Investment Corp
filed 2018-08-08
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 15,818,577 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

·	the Company’s investment objectives and business strategy;
·
the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net proceeds of any such offering in the target assets, if any, identified at the time of the offering;

·	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
·	the Company’s expected leverage;
·	the Company’s expected investments and the timing thereof;
·	the Company’s ability to acquire servicing-related assets and mortgage and real estate-related securities;
·	the Company’s ability to make future distributions to holders of the Company’s securities;
·	the Company’s ability to compete in the marketplace;
·	market, industry and economic trends;
·
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Government National Mortgage Association and the U.S. Securities and Exchange Commission (“SEC”);

·	mortgage loan modification programs and future legislative actions;
·
the Company’s ability to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;

·	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
·	projected capital and operating expenditures;
·	availability of qualified personnel; and
·	projected prepayment and/or default rates.

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

·
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017;

·	general volatility of the capital markets;
·	changes in the Company’s investment objectives and business strategy;
·	availability, terms and deployment of capital;
·	availability of suitable investment opportunities;
·
the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC (the “Manager”), and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

·	changes in the Company’s assets or the general economy;
·	increased rates of default and/or decreased recovery rates on the Company’s investments;
·	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;
·
limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from regulation as an investment company under the Investment Company Act;

·	the degree and nature of the Company’s competition, including competition for the residential mortgage assets in which the Company invests; and
·	other risks associated with acquiring, investing in and managing residential mortgage assets.

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	(unaudited) June 30, 2018	December 31, 2017
Assets
RMBS, available-for-sale (including pledged assets of $1,765,246 and $1,728,564, respectively)	$1,861,180	$1,840,912
Investments in Servicing Related Assets at fair value (including pledged assets of $231,548 and $122,806, respectively)	231,548	122,806
Cash and cash equivalents	23,942	27,327
Restricted cash	23,573	29,168
Derivative assets	26,016	13,830
Receivables and other assets	18,657	16,642
Total Assets	$2,184,916	$2,050,685
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,693,309	$1,666,537
Derivative liabilities	1,117	344
Notes payable	79,282	39,025
Dividends payable	8,859	7,273
Due to affiliates	3,706	3,035
Accrued expenses and other liabilities	24,905	12,014
Total Liabilities	$1,811,178	$1,728,228
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,568,212 shares issued and outstanding as of June 30, 2018 and 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of December 31, 2017, liquidation preference of $64,205 as of June 30, 2018 and liquidation preference of $60,000 as of December 31, 2017	$61,898	$57,917
Common stock, $0.01 par value, 500,000,000 shares authorized and 15,818,577 shares issued and outstanding as of June 30, 2018 and 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of December 31, 2017	158	127
Additional paid-in capital	283,230	229,642
Retained earnings	67,169	35,238
Accumulated other comprehensive income (loss)	(41,966)	(2,942)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$370,489	$319,982
Non-controlling interests in Operating Partnership	3,249	2,475
Total Stockholders’ Equity	$373,738	$322,457
Total Liabilities and Stockholders’ Equity	$2,184,916	$2,050,685

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income
Interest income	$12,019	$10,002	$25,434	$16,080
Interest expense	7,324	4,292	14,867	6,723
Net interest income	4,695	5,710	10,567	9,357
Servicing fee income	11,535	5,493	20,185	10,067
Servicing costs	2,394	991	4,106	2,218
Net servicing income	9,141	4,502	16,079	7,849
Other income (loss)
Realized loss on RMBS, net	(121)	(77)	(5,002)	(333)
Realized gain on investments in Excess MSRs, net	-	-	-	6,678
Realized loss on derivatives, net	(2,033)	(1,797)	(2,020)	(2,814)
Unrealized gain (loss) on derivatives, net	6,009	(4,633)	25,635	(3,551)
Unrealized gain (loss) on investments in MSRs	(365)	(4,507)	12,133	7,805
Total Income	17,326	(802)	57,392	24,991
Expenses
General and administrative expense	937	1,045	1,814	2,020
Management fee to affiliate	1,383	1,162	2,698	2,054
Total Expenses	2,320	2,207	4,512	4,074
Income (Loss) Before Income Taxes	15,006	(3,009)	52,880	20,917
Provision for (Benefit from) corporate business taxes	1,161	(1,344)	3,796	(5)
Net Income (Loss)	13,845	(1,665)	49,084	20,922
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(173)	116	(629)	(293)
Dividends on preferred stock	1,317	-	2,530	-
Net Income (Loss) Applicable to Common Stockholders	$12,355	$(1,549)	$45,925	$20,629
Net Income (Loss) Per Share of Common Stock
Basic	$0.91	$(0.12)	$3.49	$2.03
Diluted	$0.91	$(0.12)	$3.49	$2.03
Weighted Average Number of Shares of Common Stock Outstanding
Basic	13,616,461	12,695,090	13,164,863	10,164,564
Diluted	13,624,676	12,701,715	13,173,070	10,171,031

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$13,845	$(1,665)	$49,084	$20,922
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(8,102)	5,810	(44,026)	7,226
Reclassification of net realized gain on RMBS included in earnings	121	77	5,002	333
Other comprehensive income (loss)	(7,981)	5,887	(39,024)	7,559
Comprehensive income	$5,864	$4,222	$10,060	$28,481
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	75	(40)	129	399
Dividends on preferred stock	1,317	-	2,530	-
Comprehensive income attributable to common stockholders	$4,472	$4,262	$7,401	$28,082

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2016	7,525,348	$75	-	$-	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,183,199	52	-	-	80,888	-	-	-	80,940
Net income	-	-	-	-	-	-	20,629	293	20,922
Other comprehensive income	-	-	-	-	-	7,559	-	-	7,559
LTIP-OP Unit awards	-	-	-	-	-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(169)	(169)
Common dividends declared, $0.98 per share	-	-	-	-	-	-	(9,915)	-	(9,915)
Balance, June 30, 2017	12,708,547	$127	-	$-	$229,345	$1,166	$22,807	$2,182	$255,627

Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	3,097,113	31	-	-	53,588	-	-	-	53,619
Issuance of preferred stock	-	-	168,212	3,981	-	-	-	-	3,981
Net Income before dividends on preferred stock	-	-	-	-	-	-	48,455	629	49,084
Other Comprehensive Income (Loss)	-	-	-	-	-	(39,024)	-	-	(39,024)
LTIP-OP Unit awards	-	-	-	-	-	-	-	300	300
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(155)	(155)
Common dividends declared, $0.98 per share	-	-	-	-	-	-	(13,994)	-	(13,994)
Preferred dividends declared, $1.0250 per share	-	-	-	-	-	-	(2,530)	-	(2,530)
Balance, June 30, 2018	15,818,577	$158	2,568,212	$61,898	$283,230	$(41,966)	$67,169	$3,249	$373,738

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$49,084	$20,922
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	5,002	333
Realized gain on investments in Excess MSRs, net	-	(6,678)
Amortization of premiums on investment securities	7,819	3,268
Change in fair value of investments in Servicing Related Assets	(12,133)	(7,805)
Unrealized (gain) loss on derivatives, net	(25,635)	3,551
Realized loss on derivatives, net	2,020	2,814
LTIP-OP Unit awards	300	281
Changes in:
Receivables and other assets	(2,015)	(368)
Due to affiliates	671	639
Payables for unsettled trades	-	8,670
Accrued expenses and other liabilities	14,477	2,812
Net cash provided by operating activities	$39,590	$28,439
Cash Flows From Investing Activities
Purchase of RMBS	(342,612)	(749,246)
Principal paydown of RMBS	84,238	39,064
Proceeds from sale of RMBS	186,262	7,610
Proceeds from sale of Excess MSRs	-	35,905
Acquisition of MSRs	(96,609)	(34,779)
Purchase of derivatives	(2,783)	(1,779)
Sale of derivatives	32	-
Net cash used in investing activities	$(171,472)	$(703,225)
Cash Flows From Financing Activities
Changes in restricted cash	5,595	3,187
Borrowings under repurchase agreements	3,603,964	1,697,683
Repayments of repurchase agreements	(3,577,192)	(1,094,858)
Proceeds from derivative financing	14,952	-
Proceeds from bank loans	41,195	22,000
Principal paydown of bank loans	(938)	(9,386)
Dividends paid	(16,524)	(9,915)
LTIP-OP Units distributions paid	(155)	(169)
Issuance of common stock, net of offering costs	53,619	80,940
Issuance of preferred stock, net of offering costs	3,981	-
Net cash provided by financing activities	$128,497	$689,482
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,385)	$14,696
Cash and Cash Equivalents, Beginning of Period	27,327	15,824
Cash and Cash Equivalents, End of Period	$23,942	$30,520
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$15,290	$3,550
Dividends declared but not paid	$8,859	$6,228

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2018

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

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), Cherry Hill QRS V, LLC ("QRS V"), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

On October 9, 2013, the Company completed an initial public offering (the “IPO”) and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on residential mortgage loans (“Excess MSRs”) and residential mortgage-backed securities (“RMBS” or “securities”). RMBS on which the payment of principal and interest is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise are referred to as “Agency RMBS.”

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

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock, par value $0.01 per share. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

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

Emerging Growth Company Status

On April 5, 2012, the Jumpstart Our Business Startups Act (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because the Company qualifies as an “emerging growth company,” it may, under Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. The Company has elected to take advantage of this extended transition period until the first to occur of the date that it (i) is no longer an “emerging growth company” or (ii) affirmatively and irrevocably opts out of this extended transition period. As a result, the consolidated interim financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that the Company is no longer an “emerging growth company” (expected to occur as of December 31, 2018) or affirmatively and irrevocably opts out of the extended transition period, upon issuance of a new or revised accounting standard that applies to the consolidated interim financial statements and that has a different effective date for public and private companies, the Company will disclose the date on which adoption is required for non-emerging growth public companies and the date on which it will adopt the new or revised accounting standard.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the three month and six month periods ended June 30, 2018 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2017 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $5.9 million and $5.7 million in interest income was receivable at June 30, 2018 and December 31, 2017, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company did not record any OTTI charges during the three month period ended June 30, 2018. The Company recorded approximately $45,000 of OTTI charges during the six month period ended June 30, 2018. The Company recorded approximately $77,000 of OTTI charges during the three and six month periods ended June 30, 2017. OTTI has been classified within “Realized loss on RMBS, net” on the consolidated statements of income (loss).

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at June 30, 2018 or June 30, 2017.

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

Revenue Recognition – Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon the settlement date. There was no Excess MSR cash flow receivable at June 30, 2018 or December 31, 2017.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $4.6 million and $5.9 million in reimbursable servicing advances were receivable at June 30, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). Because the Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2018 and December 31, 2017. Unrecoverable advances on the related loans underlying the Company’s Ginnie Mae MSRs have not been significant to date, as a result of which no reserves for such MSRs have been established at June 30, 2018 and December 31, 2017. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($1.6 million and $549,000 at June 30, 2018 and December 31, 2017, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $22.0 million and $28.6 million at June 30, 2018 and December 31, 2017, respectively).

The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company will account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. At June 30, 2018, $15.8 million of variation margin was reported as a reduction to interest rate swaps, at fair value. As of December 31, 2017, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

Due to Affiliates

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, is subject to U.S. federal income taxes on its  taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized gain (loss) on RMBS, net
Gain on RMBS	$104	$-	$104	$-
Loss on RMBS	(225)	(77)	(5,106)	(333)
Net realized loss on RMBS	(121)	(77)	(5,002)	(333)
Realized loss on derivatives, net	(2,033)	(1,797)	(2,020)	(2,814)
Unrealized gain (loss) on derivatives, net	6,009	(4,633)	25,635	(3,551)
Realized gain on Excess MSRs, net	-	-	-	6,678
Unrealized gain (loss) on MSRs, net	(365)	(4,507)	12,133	7,805
Total	$3,490	$(11,014)	$30,746	$7,785

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

Recent Accounting Pronouncements

Leases - In February 2016, the FASB issued ASU 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2018
Interest income	$-	$12,019	$-	$12,019
Interest expense	424	6,900	-	7,324
Net interest income (expense)	(424)	5,119	-	4,695
Servicing fee income	11,535	-	-	11,535
Servicing costs	2,394	-	-	2,394
Net servicing income	9,141	-	-	9,141
Other income (expense)	(365)	3,855	-	3,490
Other operating expenses	-	-	2,320	2,320
(Benefit from) provision for corporate business taxes	1,161	-	-	1,161
Net income (loss)	$7,191	$8,974	$(2,320)	$13,845
Three Months Ended June 30, 2017
Interest income	$-	$10,002	$-	$10,002
Interest expense	123	4,169	-	4,292
Net interest income (expense)	(123)	5,833	-	5,710
Servicing fee income	5,493	-	-	5,493
Servicing costs	991	-	-	991
Net servicing income	4,502	-	-	4,502
Other income (expense)	(4,507)	(6,507)	-	(11,014)
Other operating expenses	-	-	2,207	2,207
(Benefit from) provision for corporate business taxes	(1,344)	-	-	(1,344)
Net income (loss)	$1,216	$(674)	$(2,207)	$(1,665)
Six Months Ended June 30, 2018
Interest income	$-	$25,434	$-	$25,434
Interest expense	637	14,230	-	14,867
Net interest income (expense)	(637)	11,204	-	10,567
Servicing fee income	20,185	-	-	20,185
Servicing costs	4,106	-	-	4,106
Net servicing income	16,079	-	-	16,079
Other income (expense)	12,133	18,613	-	30,746
Other operating expenses	-	-	4,512	4,512
(Benefit from) provision for corporate business taxes	3,796	-	-	3,796
Net income (loss)	$23,779	$29,817	$(4,512)	$49,084
Six Months Ended June 30, 2017
Interest income	$523	$15,557	$-	$16,080
Interest expense	237	6,486	-	6,723
Net interest income	286	9,071	-	9,357
Servicing fee income	10,067	-	-	10,067
Servicing costs	2,218	-	-	2,218
Net servicing income	7,849	-	-	7,849
Other income (expense)	14,483	(6,698)	-	7,785
Other operating expenses	-	-	4,074	4,074
(Benefit from) provision for corporate business taxes	(5)	-	-	(5)
Net income (loss)	$22,623	$2,373	$(4,074)	$20,922

Balance Sheet
June 30, 2018
Investments	$231,548	$1,861,180	$-	$2,092,728
Other assets	12,609	55,481	24,098	92,188
Total assets	244,157	1,916,661	24,098	2,184,916
Debt	79,282	1,693,309	-	1,772,591
Other liabilities	19,390	5,235	13,962	38,587
Total liabilities	98,672	1,698,544	13,962	1,811,178
Book value	$145,485	$218,117	$10,136	$373,738

December 31, 2017
Investments	$122,806	$1,840,912	$-	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	-	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2018

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,409,569	$1,298,953	$196	$(34,641)	$1,264,508	160	(B)	3.84%	3.67%	25
Freddie Mac	566,251	506,755	141	(14,197)	492,699	65	(B)	3.74%	3.59%	28
CMOs	108,075	96,739	7,376	(142)	103,973	22	(B)	5.85%	5.33%	12
Total/Weighted Average	$2,083,895	$1,902,447	$7,713	$(48,980)	$1,861,180	247		3.93%	3.74%	25

As of December 31, 2017

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of June 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of June 30, 2018

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Years to Maturity		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$25,712	$19,270	$313	$(545)	$19,038	4	(B)	4.12%	3.94%	7
Over 10 Years	2,058,183	1,883,177	7,400	(48,435)	1,842,142	243	(B)	3.93%	3.74%	25
Total/Weighted Average	$2,083,895	$1,902,447	$7,713	$(48,980)	$1,861,180	247		3.93%	3.74%	25

As of December 31, 2017

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Years to Maturity		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$15,483	$324	$(312)	$15,495	3	(B)	4.33%	4.06%	7
Over 10 Years	1,945,283	1,828,372	8,310	(11,265)	1,825,417	235	(B)	3.85%	3.65%	26
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of June 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At June 30, 2018 and December 31, 2017, the Company pledged Agency RMBS with a carrying value of approximately $1,765.2 million and $1,728.6 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860 to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that substantially all of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Unrealized losses that are considered OTTI are recognized in earnings. The Company did not record any OTTI during the three month period ended June 30, 2018. The Company recorded approximately $45,000 of OTTI during the six month period ended June 30, 2018. The Company recorded approximately $77,000 of OTTI during the three month and six month periods ended June 30, 2017.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2018

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,544,820	$1,405,351	$(38,930)	$1,366,421	176	(B)	3.84%	3.67%	26
Twelve or More Months	244,480	211,428	(10,050)	201,378	35	(B)	3.57%	3.38%	24
Total/Weighted Average	$1,789,300	$1,616,779	$(48,980)	$1,567,799	211		3.80%	3.63%	26

As of December 31, 2017

	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,026,911	$1,005,352	$(5,378)	$999,974	111	(B)	3.81%	3.63%	26
Twelve or More Months	323,858	289,599	(6,199)	283,400	45	(B)	3.61%	3.40%	25
Total/Weighted Average	$1,350,769	$1,294,951	$(11,577)	$1,283,374	156		3.76%	3.58%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of June 30, 2018.

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

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $20.8 billion as of the respective acquisition dates. See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs to Freedom Mortgage.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary
As of June 30, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$15,378,216	$178,759	(C)	$188,644	4.16%	27.0	$9,885
Government	3,727,194	40,656	(C)	42,904	3.36%	27.3	2,248
Total / Weighted Average	$19,105,410	$219,415		$231,548	4.00%	27.0	$12,133

As of December 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$7,724,397	$81,499	(C)	$82,150	3.89%	25.2	$651
Government	3,986,254	32,148	(C)	40,656	3.36%	27.8	8,508
Total / Weighted Average	$11,710,651	$113,647		$122,806	3.71%	26.1	$9,159

(A)	Carrying value represents the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	15.2%
Texas	5.5%
Florida	5.4%
New York	5.1%
All other	68.8%
Total	100.0%

As of December 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New Jersey	7.2%
Florida	5.3%
All other	73.8%
Total	100.0%

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
	Issued	Forfeited	Converted	Issued	Forfeited		Issuance Price
December 31, 2016	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2017	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	-	-	(8,199)	-	(46,349)	$18.30
June 30, 2017	(178,500)	916	-	(36,702)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	12,917	(12,917)	-	-	$18.44
September 30, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400)	-	-	(8,256)	-	(53,656)	$18.17
June 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213

The Company recognized approximately $161,000 and $146,000 in share-based compensation expense in the three month periods ended June 30, 2018 and June 30, 2017, respectively. The Company recognized approximately $299,000 and $281,000 in share-based compensation expense in the six month periods ended June 30, 2018 and June 30, 2017, respectively. There was approximately $1.4 million and $1.3 million of total unrecognized share-based compensation expense as of June 30, 2018 and December 31, 2017, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2018, the non-controlling interest holders in the Operating Partnership owned 210,067 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 96,200,000 shares were undesignated and 3,800,000 shares were designated as Series A Preferred Stock as of June 30, 2018.

On August 17, 2017, the Company completed an offering of 2,400,000 shares of Series A Preferred Stock for net proceeds of $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000.

In April 2018, the Company instituted an at-the-market offering (the “ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three month period ended June 30, 2018, the Company issued and sold 168,212 shares of Series A Preferred Stock under the ATM Program. The shares were sold at a weighted average price of $25.28 per share for gross proceeds of approximately $4.3 million before fees of approximately $67,000 and expenses of approximately $200,000.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) allocable to common stockholders	$13,845	$(1,665)	$49,084	$20,922
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(173)	116	(629)	(293)
Dividends on preferred stock	1,317	-	2,530	-
Net income (loss) attributable to common stockholders	$12,355	$(1,549)	$45,925	$20,629
Denominator:
Weighted average common shares outstanding	13,616,461	12,695,090	13,164,863	10,164,564
Weighted average diluted shares outstanding	13,624,676	12,701,715	13,173,070	10,171,031
Basic and Diluted:
Basic	$0.91	$(0.12)	$3.49	$2.03
Diluted	$0.91	$(0.12)	$3.49	$2.03

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Management fees	$1,192	$971	$2,316	$1,672
Compensation reimbursement	191	191	382	382
Total	$1,383	$1,162	$2,698	$2,054

Subservicing Agreement

Freedom Mortgage is directly servicing a portion of the Company’s portfolio of Fannie Mae and Freddie Mac MSRs and all of its Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. The agreement has an initial term of three years, expiring on September 1, 2018, and is subject to automatic renewal for additional three year terms unless either party chooses not to renew. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. Under that agreement, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to Freedom Mortgage for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three month period ended June 30, 2018, MSRs on 20 loans with an aggregate UPB of approximately $3.9 million had been received from Freedom Mortgage which generated approximately $5,300 in fees due to Freedom Mortgage. During the six month period ended June 30, 2018, MSRs on 68 loans with an aggregate UPB of approximately $14.2 million had been received from Freedom Mortgage which generated approximately $20,600 in fees due to Freedom Mortgage. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

Other Transactions with Affiliated Persons

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2018	December 31, 2017
Notional amount of interest rate swaps	$1,324,500	$1,067,950
Notional amount of swaptions	195,000	155,000
Notional amount of TBAs, net	(22,800)	26,900
Notional amount of Treasury futures	(136,600)	-
Total notional amount	$1,360,100	$1,249,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2018	$1,324,500	2.05%	2.34%	4.9
March 31, 2018	$1,141,750	1.90%	1.89%	4.9
December 31, 2017	$1,067,950	1.83%	1.44%	4.9

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
June 30, 2018	$195,000	2.98%	LIBOR-BBA	%	10.3
March 31, 2018	$180,000	2.93%	LIBOR-BBA	%	10.5
December 31, 2017	$155,000	2.88%	LIBOR-BBA	%	10.8

(A) Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Consolidated Statements of Income	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	(Loss) Location	2018	2017	2018	2017
Interest rate swaps	Realized gain (loss) on derivatives, net	$(162)	$(436)	$(584)	$(595)
Swaptions	Realized gain (loss) on derivatives, net	(101)	-	(375)	(69)
TBAs	Realized gain (loss) on derivatives, net	(549)	(402)	(578)	(514)
Treasury futures	Realized gain (loss) on derivatives, net	(1,221)	(959)	(483)	(1,636)
Total		$(2,033)	$(1,797)	$(2,020)	$(2,814)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities
As of June 30, 2018

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$23,020	$-	$23,020	$(23,020)	$-	$-
Swaptions	2,683	-	2,683	(2,683)	-	-
TBAs	319	(319)	-	-	-	-
Treasury futures	313	-	313	1,282	(1,595)	-
Total Assets	$26,335	$(319)	$26,016	$(24,421)	$(1,595)	$-

Liabilities
Repurchase agreements	$1,693,309	$-	$1,693,309	$(1,671,331)	$(21,978)	$-
Interest rate swaps	726	-	726	(726)	-	-
TBAs	710	(319)	391	(391)	-	-
Total Liabilities	$1,694,745	$(319)	$1,694,426	$(1,672,448)	$(21,978)	$-

As of December 31, 2017

	Gross	Gross	Net Amounts of Assets	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$12,994	$-	$12,994	$(12,994)	$-	$-
Swaptions	802	-	802	(802)	-	-
TBAs	34	-	34	(34)	-	-
Total Assets	$13,830	$-	$13,830	$(13,830)	$-	$-

Liabilities
Repurchase agreements	$1,666,537	$-	$1,666,537	$(1,637,922)	$(28,615)	$-
Interest rate swaps	342	-	342	32	(374)	-
Treasury futures	2	-	2	177	(179)	-
Total Liabilities	$1,666,881	$-	$1,666,881	$(1,637,713)	$(29,168)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2018 and December 31, 2017.

Excess MSRs

The Company held a portfolio of Excess MSRs that were reported at fair value in the consolidated balance sheet at December 31, 2016. The Company used a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at June 30, 2018 or December 31, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2018 and December 31, 2017.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2018 and December 31, 2017.

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

Recurring Fair Value Measurements

As of June 30, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,264,508	$-	$1,264,508
Freddie Mac	-	492,699	-	492,699
CMOs	-	103,973	-	103,973
RMBS total	-	1,861,180	-	1,861,180
Derivative assets
Interest rate swaps	-	23,020	-	23,020
Interest rate swaptions	-	2,683	-	2,683
TBAs	-	-	-	-
Treasury futures	-	313	-	313
Derivative assets total	-	26,016	-	26,016
Servicing Related Assets	-	-	231,548	231,548
Total Assets	$-	$1,887,196	$231,548	$2,118,744
Liabilities
Derivative liabilities
Interest rate swaps	-	726	-	726
TBAs	-	391	-	391
Treasury futures	-	-	-	-
Derivative liabilities total	-	1,117	-	1,117
Total Liabilities	$-	$1,117	$-	$1,117

As of December 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,233,699	$-	$1,233,699
Freddie Mac	-	513,544	-	513,544
CMOs	-	93,669	-	93,669
RMBS total	-	1,840,912	-	1,840,912
Derivative assets
Interest rate swaps	-	12,994	-	12,994
Interest rate swaptions	-	802	-	802
TBAs	-	34	-	34
Derivative assets total	-	13,830	-	13,830
Servicing related assets	-	-	122,806	122,806
Total Assets	$-	$1,854,742	$122,806	$1,977,548
Liabilities
Derivative liabilities
Interest rate swaps	-	342	-	342
Treasury futures	-	2	-	2
Derivative liabilities total	-	344	-	344
Total Liabilities	$-	$344	$-	$344

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2018 and December 31, 2017 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2018

Level 3
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	97,988
Other changes (B)	(1,379)
Purchases, sales and principal paydowns:	$96,609
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	17,889
Other changes in fair value (C)	(5,756)
Unrealized gain (loss) included in Net Income	$12,133
Balance at June 30, 2018	$231,548

As of December 31, 2017

	Level 3 (A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	83,586	83,586
Sales	(35,905)	-	(35,905)
Other changes (B)	6,513	(1,810)	4,703
Purchases, sales and principal paydowns:	$(29,392)	$81,776	$52,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	16,375	16,375
Other changes in fair value (C)	-	(7,216)	(7,216)
Unrealized gain (loss) included in Net Income	$-	$9,159	$9,159
Balance at December 31, 2017	$-	$122,806	$122,806

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$188,644	Discounted cash flow	Constant prepayment speed	5.2% - 20.7%	8.9%
			Uncollected payments	0.2% - 1.8%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$71
Government	$42,904	Discounted cash flow	Constant prepayment speed	6.0% - 18.8%	9.0%
			Uncollected payments	0.4% - 4.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$105
TOTAL	$231,548	Discounted cash flow

As of December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$82,150	Discounted cash flow	Constant prepayment speed	6.5% - 23.5%	10.5%
			Uncollected payments	0.2% - 1.8%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,656	Discounted cash flow	Constant prepayment speed	6.0% - 14.2%	8.1%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$122,806	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2018 and December 31, 2017 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of June 30, 2018 and December 31, 2017.

Commitments to Purchase/Sell RMBS

As of June 30, 2018 and December 31, 2017, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of June 30, 2018, the Company (i) was not obligated to purchase any Agency RMBS securities and (ii) was not obligated to sell any Agency RMBS securities. As of December 31, 2017, the Company (i) was not obligated to purchase any Agency RMBS securities and (ii) was not obligated to sell any Agency RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,693.3 million and $1,666.5 million of borrowings under its repurchase agreements as of June 30, 2018 and December 31, 2017, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 57 days and 46 days as of June 30, 2018 and December 31, 2017, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$547,663	2.04%
One to three months	734,276	2.13%
Greater than three months	411,370	2.19%
Total/Weighted Average	$1,693,309	2.12%

As of December 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$429,573	1.44%
One to three months	1,231,687	1.48%
Greater than three months	5,277	1.52%
Total/Weighted Average	$1,666,537	1.47%

There were no overnight or demand securities as of June 30, 2018 or December 31, 2017.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25 million to $75 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $61.7 million and $20.5 million was outstanding under the MSR Financing Facility at June 30, 2018 and December 31, 2017, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of June 30, 2018

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,000	$2,000	$2,000	$2,000	$10,996	$-	$17,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$1,169	$4,839	$5,109	$50,577	$-	$-	$61,694
Total	$2,169	$6,839	$7,109	$52,577	$10,996	$-	$79,690

As of December 31, 2017

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$2,000	$11,000	$-	$19,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$389	$1,608	$1,697	$16,806	$-	$20,500
Total	$2,000	$2,389	$3,608	$3,697	$27,806	$-	$39,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2018	December 31, 2017
Servicing advances	$4,555	$5,901
Interest receivable	6,392	5,804
Repurchased loans held for sale	3,647	2,160
Other receivables	4,063	2,777
Total other assets	$18,657	$16,642

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2018	December 31, 2017
Accrued interest payable	$4,531	$4,252
Escrow funds held	37	37
Net deferred tax payable	4,550	843
Accrued expenses	15,787	6,882
Total accrued expenses and other liabilities	$24,905	$12,014

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Solutions, to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Current federal income tax expense	$68	$112
Current state income tax expense	21	21
Deferred federal income tax expense (benefit)	3,024	(134)
Deferred state income tax expense (benefit)	683	(4)
Provision for (Benefit from) Corporate Business Taxes	$3,796	$(5)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2018		2017
Computed income tax (benefit) expense at federal rate	$11,106	21.0%	$7,321	35.0%
State taxes, net of federal benefit, if applicable	699	1.3%	-	-%
REIT income not subject to tax	(8,009)	(15.1)%	(7,326)	(35.0)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$3,796	7.2%	$(5)	(0.0)%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2018 and December 31, 2017, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Income taxes payable
Federal income taxes payable	$68	$650
State and local income taxes payable	21	82
Income taxes payable	$89	$732

	June 30, 2018	December 31, 2017
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(7)	$(10)
Deferred tax - mortgage servicing rights	4,557	909
Deferred tax - net operating loss	-	(56)
Total net deferred tax (assets) liabilities	$4,550	$843

The deferred tax liability as of June 30, 2018 was primarily related to MSRs. The deferred tax liability as of December 31, 2017 was primarily related to MSRs. No valuation allowance has been established at June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The TCJA includes a number of significant changes to existing U.S. corporate income tax laws, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate, resulting in a $459,000 decrease in income tax expense for the year ended December 31, 2017 and a corresponding decrease of the same amount in the Company’s deferred tax liabilities as of December 31, 2017. The Company is still analyzing certain aspects of the TCJA, which could potentially give rise to new deferred tax amounts in the future.

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

Note 16 – Subsequent Events

On July 31, 2018, the Company, Aurora and Cherry Hill QRS V, LLC (“QRS V,” and collectively with Aurora and the Company, the “Borrowers”) entered into a $25 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver includes the ability to request up to an additional $25 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. The Borrowers borrowed $25 million at the signing.

In connection with the MSR Revolver, Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an Acknowledgement Agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the MSRs, Aurora and the lender also entered into a Consent Agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae. All of the Excess MSRs were sold back to Freedom Mortgage in November 2016 and February 2017.

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed. We have also invested in Agency CMOs consisting of interest only securities (“IOs”) and risk-sharing securities issued by Fannie Mae and Freddie Mac, as well as non-Agency CMOs which are private label securities that are issued by a non-government related entity. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

On August 17, 2017, we issued and sold 2,400,000 shares of our Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. See “Item 1. Consolidated Financial Statements__ Note 6. Equity and Earnings per Common Share—Preferred Stock.”

In April 2018, the Company initiated an at-the-market offering program (the “ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Class A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. In the period from inception to June 30, 2018, the Company issued and sold 168,212 shares of its Class A Preferred Stock pursuant to the ATM Program for net proceeds of approximately $4.0 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock, par value $0.01 per share. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

The Company anticipates that a significant portion of the net proceeds received from paydowns of the RMBS acquired as a result of these equity offerings will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2018	3.74%	1.83%	1.91%
March 31, 2018	3.67%	1.81%	1.86%
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%
June 30, 2015	3.57%	1.96%	1.61%

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with certain of Aurora’s subservicers, including Freedom Mortgage. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. In the three month period ended June 30, 2018, Aurora received MSRs with an aggregate UPB of approximately $3.9 million and paid fees of approximately $5,300 to Freedom Mortgage under this joint marketing recapture agreement. In the six month period ended June 30, 2018, Aurora received MSRs with an aggregate UPB of approximately $14.2 million and paid fees of approximately $20,600 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $27.6 million and paid fees of approximately $43,000 to Freedom Mortgage under this joint marketing recapture agreement.

With respect to our business operations, increases in interest rates, in general, may over time cause:

·	the interest expense associated with our borrowings to increase;
·	the value of our assets to fluctuate;
·	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;
·	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and
·	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

·	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;
·	the interest expense associated with our borrowings to decrease;
·	the value of our assets to fluctuate;
·	to the extent we enter into interest rate swap agreements as part of our hedging strategy, the value of these agreements to decrease; and
·	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Agency RMBS, we are subject to the credit risk of borrowers under the loans backing CMOs we own and to the credit enhancements built into the CMO structure. We also are subject to the credit risk of the borrowers under the loans that Aurora services. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired MSRs. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made  based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. If the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, loss assumptions, and assumptions regarding changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) the credit of the issuer or the borrower, (ii) the credit rating of the security, (iii) the key terms of the security, (iv) the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

·
Level 1 inputs are quoted prices in active markets for identical assets or liabilities as of the measurement date under current market conditions. Additionally, the entity must have the ability to access the active market and the quoted prices cannot be adjusted by the entity.

·
Level 2 inputs include quoted prices in active markets for similar assets or liabilities; quoted prices in inactive markets for identical or similar assets or liabilities; or inputs that are observable or can be corroborated by observable market data by correlation or other means for substantially the full-term of the assets or liabilities.

·
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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $4.6 million and $5.9 million in reimbursable servicing advances were receivable at June 30, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Repurchase Transactions

We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expenses and other liabilities” on the consolidated balance sheets. Securities financed through repurchase transactions remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense on the consolidated statements of income (loss).

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income
Interest income	$12,019	$10,002	$25,434	$16,080
Interest expense	7,324	4,292	14,867	6,723
Net interest income	4,695	5,710	10,567	9,357
Servicing fee income	11,535	5,493	20,185	10,067
Servicing costs	2,394	991	4,106	2,218
Net servicing income	9,141	4,502	16,079	7,849
Other income (loss)
Realized loss on RMBS, net	(121)	(77)	(5,002)	(333)
Realized gain on investments in Excess MSRs, net	-	-	-	6,678
Realized loss on derivatives, net	(2,033)	(1,797)	(2,020)	(2,814)
Unrealized gain (loss) on derivatives, net	6,009	(4,633)	25,635	(3,551)
Unrealized gain (loss) on investments in MSRs	(365)	(4,507)	12,133	7,805
Total Income	17,326	(802)	57,392	24,991
Expenses
General and administrative expense	937	1,045	1,814	2,020
Management fee to affiliate	1,383	1,162	2,698	2,054
Total Expenses	2,320	2,207	4,512	4,074
Income (Loss) Before Income Taxes	15,006	(3,009)	52,880	20,917
Provision for (Benefit from) corporate business taxes	1,161	(1,344)	3,796	(5)
Net Income (Loss)	13,845	(1,665)	49,084	20,922
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(173)	116	(629)	(293)
Dividends on preferred stock	1,317	-	2,530	-
Net Income (Loss) Applicable to Common Stockholders	$12,355	$(1,549)	$45,925	$20,629

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended June 30, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$12,019	$-	$12,019
Interest expense	424	6,900	-	7,324
Net interest income (expense)	(424)	5,119	-	4,695
Servicing fee income	11,535	-	-	11,535
Servicing costs	2,394	-	-	2,394
Net servicing income	9,141	-	-	9,141
Other income (expense)	(365)	3,855	-	3,490
Other operating expenses	-	-	2,320	2,320
Corporate business taxes	1,161	-	-	1,161
Net income (loss)	$7,191	$8,974	$(2,320)	$13,845

	Three Months Ended June 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$10,002	$-	$10,002
Interest expense	123	4,169	-	4,292
Net interest income (expense)	(123)	5,833	-	5,710
Servicing fee income	5,493	-	-	5,493
Servicing costs	991	-	-	991
Net servicing income	4,502	-	-	4,502
Other income (expense)	(4,507)	(6,507)	-	(11,014)
Other operating expenses	-	-	2,207	2,207
Corporate business taxes	(1,344)	-	-	(1,344)
Net income (loss)	$1,216	$(674)	$(2,207)	$(1,665)

	Six Months Ended June 30, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$25,434	$-	$25,434
Interest expense	637	14,230	-	14,867
Net interest income (expense)	(637)	11,204	-	10,567
Servicing fee income	20,185	-	-	20,185
Servicing costs	4,106	-	-	4,106
Net servicing income	16,079	-	-	16,079
Other income (expense)	12,133	18,613	-	30,746
Other operating expenses	-	-	4,512	4,512
Corporate business taxes	3,796	-	-	3,796
Net income (loss)	$23,779	$29,817	$(4,512)	$49,084

	Six Months Ended June 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$15,557	$-	$16,080
Interest expense	237	6,486	-	6,723
Net interest income (expense)	286	9,071	-	9,357
Servicing fee income	10,067	-	-	10,067
Servicing costs	2,218	-	-	2,218
Net servicing income	7,849	-	-	7,849
Other income (expense)	14,483	(6,698)	-	7,785
Other operating expenses	-	-	4,074	4,074
Corporate business taxes	(5)	-	-	(5)
Net income (loss)	$22,623	$2,373	$(4,074)	$20,922

Interest Income

Interest income for the three month period ended June 30, 2018 was $12.0 million as compared to $10.0 million for the three month period ended June 30, 2017. This $2.0 million increase in interest income was comprised of an increase of approximately $2.0 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during the three month period ended June 30, 2018.

Interest income for the six month period ended June 30, 2018 was $25.4 million as compared to $16.1 million for the six month period ended June 30, 2017. This $9.3 million increase in interest income was comprised of a decrease of approximately $523,000 in Servicing Related Assets due to the sale of our remaining Excess MSRs in February 2017 and an increase of approximately $9.9 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during six month period ended June 30, 2018 and the year ended December 31, 2017.

Interest Expense

Interest expense for the three month period ended June 30, 2018 was $7.3 million as compared to $4.3 million for the three month period ended June 30, 2017. The $3.0 million increase for the three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017 was comprised of an increase of approximately $301,000 from Servicing Related Assets and an increase of approximately $2.7 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset lower swap costs.

Interest expense for the six month period ended June 30, 2018 was $14.9 million as compared to $6.7 million for the six month period ended June 30, 2017. The $8.2 million increase for the six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017 was comprised of an increase of approximately $400,000 from Servicing Related Assets and an increase of approximately $7.7 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three month period ended June 30, 2018 decreased by approximately $365,000 as compared to a decrease of approximately $4.5 million for the three month period ended June 30, 2017. The relative increase was primarily due to the sale of Excess MSRs in the three month period ended June 30, 2017 and changes in valuation inputs or assumptions.

The fair value of our investments in Servicing Related Assets for the six month period ended June 30, 2018 increased by approximately $12.1 million as compared to an increase of approximately $7.8 million for the six month period ended June 30, 2017. The relative increase was primarily due to the sale of Excess MSRs in the six month period ended June 30, 2017 and changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended June 30, 2018 increased by approximately $6.0 million as compared to a decrease of approximately $4.6 million for the three month period ended June 30, 2017. The relative increase was primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the six month period ended June 30, 2018 increased by approximately $25.6 million as compared to a decrease of approximately $3.6 million for the six month period ended June 30, 2017. The relative increase was primarily due to changes in interest rates and the composition of our derivatives.

General and Administrative Expense

General and administrative expense for the three month period ended June 30, 2018 decreased by approximately $108,000 as compared to the three month period ended June 30, 2017. The decrease was primarily due to lower professional fees.

General and administrative expense for the six month period ended June 30, 2018 decreased by approximately $206,000 as compared to the six month period ended June 30, 2017. The decrease was primarily due to lower professional fees.

Management Fees to Affiliate

Management fees for the three and six month periods ended June 30, 2018 increased by approximately $221,000 and $644,000, respectively from the comparable periods in 2017, primarily due to the sale of the Company’s common and preferred stock and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that the Company pays to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.3% and 1.4% of net income at June 30, 2018 and June 30, 2017, respectively. The decrease was due to the issuance of common shares in June 2018.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Three Months Ended June 30, 2018
Accumulated other comprehensive gain (loss), March 31, 2018	$(33,985)
Other comprehensive income (loss)	(7,981)
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)

Six Months Ended June 30, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(39,024)
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)

Three Months Ended June 30, 2017
Accumulated other comprehensive gain (loss), March 31, 2017	$(4,721)
Other comprehensive income (loss)	5,887
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166

Six Months Ended June 30, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	7,559
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended June 30, 2018, an 11 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $8.0 million, recorded in accumulated other comprehensive income (loss). During the six month period ended June 30, 2018, a 39 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $39.0 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

·	core earnings; and

·	core earnings per average common share.

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

Core Earnings Summary

Core earnings for the three month period ended June 30, 2018 as compared to the three month period ended June 30, 2017, increased by approximately $26,000, and decreased by approximately $0.03 per average common share, primarily due to the absence of yield maintenance payments,  early pay off (“EPO”) protection on the MSR portfolio that we acquired in the first quarter of 2017 and the issuance of additional shares of common stock in May.

Core earnings for the six month period ended June 30, 2018 as compared to the six month period ended June 30, 2017, increased by approximately $1.8 million, and decreased by approximately $0.12 per average common share, primarily due to the absence of yield maintenance payments, early pay off (“EPO”) protection on the MSR portfolio that we acquired in the first quarter of 2017 and the issuance of additional shares of common stock in May.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income (Loss)	$13,845	$(1,665)	$49,084	$20,922
Realized loss on RMBS, net	121	77	5,002	333
Realized gain on investments in Excess MSRs, net	-	-	-	(6,678)
Realized loss on derivatives, net	2,033	1,797	2,020	2,814
Unrealized (gain) loss on derivatives, net	(6,009)	4,633	(25,635)	3,551
Unrealized loss (gain) on investments in MSRs	365	4,507	(12,133)	(7,805)
Tax (benefit) expense on unrealized (loss) gain on MSRs	1,085	(1,491)	3,529	(140)
Changes due to realization of expected cash flows	(3,263)	(1,803)	(5,756)	(2,756)
Yield maintenance income	-	750	-	1,500
Total core earnings:	$8,177	$6,805	$16,111	$11,741
Core earnings attributable to noncontrolling interests in Operating Partnership	(104)	(75)	(206)	(165)
Dividends on preferred stock	1,317	-	2,530	-
Core Earnings Attributable to Common Stockholders	$6,756	$6,730	$13,375	$11,576
Core Earnings Attributable to Common Stockholders, per Share	$0.50	$0.53	$1.02	$1.14
GAAP Net Income (Loss) Per Share of Common Stock	$0.91	$(0.12)	$3.49	$2.03

Our Portfolio

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $20.8 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$188,644	$15,378,216	4.16%	0.25%	324	18	0.4%
Government	42,904	3,727,194	3.36%	0.31%	327	26	-%
MSR Total/WA	$231,548	$19,105,410	4.00%	0.26%	324	19	0.3%

As of December 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$82,150	$7,724,397	3.89%	0.25%	303	24	0.2%
Government	40,656	3,986,254	3.36%	0.31%	333	20	-%
MSR Total/WA	$122,806	$11,710,651	3.71%	0.27%	313	23	0.1%

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

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2018

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,409,569	$1,298,953	$196	$(34,641)	$1,264,508	160	(B)	3.84%	3.67%	25
Freddie Mac	566,251	506,755	141	(14,197)	492,699	65	(B)	3.74%	3.59%	28
CMOs	108,075	96,739	7,376	(142)	103,973	22	(B)	5.85%	5.33%	12
Total/Weighted Average	$2,083,895	$1,902,447	$7,713	$(48,980)	$1,861,180	247		3.93%	3.74%	25

As of December 31, 2017

	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of June 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2018	December 31, 2017
Weighted Average Asset Yield	2.66%	2.91%
Weighted Average Interest Expense	1.72%	1.64%
Net Interest Spread	0.94%	1.27%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in an aggregate of approximately $139.2 million of net proceeds which have been invested in Agency RMBS. In June 2018, we completed an additional offering of our common stock which resulted in approximately $53.6 million of net proceeds which have been invested in RMBS. Net proceeds from sales pursuant to the ATM Program are also available for investment in RMBS. The Company anticipates that a significant portion of the net proceeds received from paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities. With respect to the next twelve months, we expect that our cash on hand combined with the cash flow provided by our operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) OTTI on our securities, if any.

Repurchase Agreements

As of June 30, 2018, we had repurchase agreements with 31 counterparties and approximately $1,693.3 million of outstanding repurchase agreement borrowings from 20 of those counterparties, which were used to finance RMBS. As of June 30, 2018, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2018 was approximately 4.6%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727
June 30, 2015	$382,333	$384,386	$384,386

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility and the MSR Term Facility (as defined below); the sale of our Excess MSRs to Freedom Mortgage as described above; and the sales of our common stock in March 2017 and June 2018  and of our Series A Preferred Stock in August 2017 and pursuant to the ATM Program.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.6% and 5.2% as of June 30, 2018 and December 31, 2017, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$565,608	$547,663	2.04%
One to three months	766,010	734,276	2.13%
Greater than three months	433,628	411,370	2.19%
Total/Weighted Average	$1,765,246	$1,693,309	2.12%

As of December 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$444,476	$429,573	1.44%
One to three months	1,278,872	1,231,687	1.48%
Greater than three months	5,216	5,277	1.52%
Total/Weighted Average	$1,728,564	$1,666,537	1.47%

The amount of collateral as of June 30, 2018 and December 31, 2017, including cash, was $1,787.2 million and $1,757.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2018 and December 31, 2017 was 57 days and 46 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into the MSR Financing Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25 million to $75 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At June 30, 2018 and December 31, 2017, approximately $61.7 million and $20.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $22.9 million and our investing activities used cash of approximately $276.7 million for the three month period ended June 30, 2018. The cash used in investing activities resulted from the three equity offerings that we completed in 2017 and 2018 as well as the execution of our ongoing investment strategy.

Our operating activities provided cash of approximately $39.6 million and our investing activities used cash of approximately $171.5 million for the six month period ended June 30, 2018. The cash used in investing activities resulted from the two equity offerings that we completed in 2017 as well as the execution of our ongoing investment strategy.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. We intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common and preferred stock out of assets legally available for this purpose, if and to the extent authorized by our board of directors. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, we must first meet both our operating requirements and debt service on our repurchase agreements and other debt payable. If our cash available for distribution is less than our REIT taxable income, we could be required to sell assets or borrow funds to make cash distributions, or, with respect to our common stock, we may make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will make distributions only upon the authorization of our board of directors. The amount, timing and frequency of distributions will be authorized by our board of directors based upon a variety of factors, including:

·	actual results of operations;
·	our level of retained cash flows;
·	our ability to make additional investments in our target assets;
·	restrictions under Maryland law;
·	the terms of our preferred stock;
·	any debt service requirements;
·	our taxable income;
·	the annual distribution requirements under the REIT provisions of the Code; and
·	other factors that our board of directors may deem relevant.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings and loss per share for the three month periods ended June 30, 2018 and June 30, 2017 were $0.91 and $0.12, respectively. Our GAAP earnings per share for the six month periods ended June 30, 2018 and June 30, 2017 were $3.49 and $2.03, respectively.

Off-balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2018 and December 31, 2017 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,693,309	$-	$-	$-	$1,693,309
Interest on repurchase agreement borrowings(A)	$4,118	$-	$-	$-	$4,118
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$11,996	$-	$17,996
Interest on MSR Term Facility borrowings	$1,070	$1,767	$670	$-	$3,507
Financing Facility
Borrowings under Financing Facility	$3,556	$10,223	$47,916	$-	$61,695
Interest on MSR Financing borrowings	$3,348	$5,803	$857	$-	$10,008

As of December 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,666,537	$-	$-	$-	$1,666,537
Interest on repurchase agreement borrowings(A)	$4,041	$-	$-	$-	$4,041
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,000	$-	$19,000
Interest on MSR Term Facility borrowings	$1,133	$1,893	$1,063	$-	$4,089
Financing Facility
Borrowings under Financing Facility	$389	$3,306	$16,805	$-	$20,500
Interest on MSR Financing borrowings	$1,100	$2,019	$732	$-	$3,851

(A)
Interest expense is calculated based on the interest rate in effect at June 30, 2018 and December 31, 2017, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

Aurora has four subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. The agreements have varying initial terms (three years for Freedom Mortgage and two years for the other three  sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with certain of Aurora’s subservicers, including Freedom Mortgage. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three months ended June 30, 2018, MSRs on 20 loans with an aggregate UPB of approximately $3.9 million had been received from Freedom Mortgage which generated approximately $5,300 in fees due to Freedom Mortgage. During the six months ended June 30, 2018, MSRs on 68 loans with an aggregate UPB of approximately $14.2 million had been received from Freedom Mortgage which generated approximately $20,600 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2018

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$205,240	$196,620	$188,644	$181,246	$174,370
Change in FV	$16,596	$7,976	$-	$(7,397)	$(14,274)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$200,473	$194,794	$188,644	$182,473	$176,480
Change in FV	$11,829	$6,150	$-	$(6,170)	$(12,164)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$193,512	$191,078	$188,644	$186,209	$183,775
Change in FV	$4,869	$2,434	$-	$(2,434)	$(4,869)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$47,388	$45,043	$42,904	$40,946	$39,149
Change in FV	$4,484	$2,139	$-	$(1,958)	$(3,755)
% Change in FV	10%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$45,314	$44,154	$42,904	$41,655	$40,442
Change in FV	$2,410	$1,249	$-	$(1,249)	$(2,462)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$44,590	$43,747	$42,904	$42,061	$41,219
Change in FV	$1,686	$843	$-	$(843)	$(1,686)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$88,812	$85,361	$82,149	$79,154	$76,354
Change in FV	$6,662	$3,212	$-	$(2,996)	$(5,796)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$89,240	$85,583	$82,149	$78,814	$75,678
Change in FV	$7,090	$3,434	$-	$(3,335)	$(6,471)
% Change in FV	9%	4%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$84,518	$83,334	$82,149	$80,965	$79,781
Change in FV	$2,368	$1,184	$-	$(1,184)	$(2,368)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$45,133	$42,790	$40,656	$38,707	$36,920
Change in FV	$4,477	$2,134	$-	$(1,949)	$(3,736)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,910	$41,872	$40,656	$39,383	$38,112
Change in FV	$2,253	$1,216	$-	$(1,273)	$(2,544)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$42,309	$41,483	$40,656	$39,830	$39,003
Change in FV	$1,653	$827	$-	$(827)	$(1,653)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2018

		Fair Value Change
	June 30, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,878,437
RMBS Total Return (%)		(0.37)%	(0.83)%	(1.37)%	(1.97)%	(3.32)%
RMBS Dollar Return		$(6,838)	$(15,299)	$(25,144)	$(36,242)	$(61,111)

As of December 31, 2017

		Fair Value Change
	December 31, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,873,411
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.40)%	(2.06)%	(3.58)%
RMBS Dollar Return		$(6,590)	$(15,432)	$(26,162)	$(38,443)	$(66,922)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2018, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Credit Risk

Although we expect relatively low credit risk with respect to our portfolio of Agency RMBS, our investment in CMOs and MSRs exposes us to the credit risk of borrowers. To the extent we invest in prime mortgage loans, we expect to encounter credit risk related to these asset classes.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2018, the Company was not involved in any material legal proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 8, 2018	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2018	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2018

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