Form 10-Q
period 2018-09-30
Cherry Hill Mortgage Investment Corp
filed 2018-11-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

As of November 6, 2018, there were 16,189,618 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

·	changes in the Company’s assets or the general economy;
·	changes in rates of default and/or recovery rates on the Company’s investments;
·	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;
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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	(unaudited) September 30, 2018	December 31, 2017
Assets
RMBS, available-for-sale (including pledged assets of $1,750,467 and $1,728,564, respectively)	$1,838,973	$1,840,912
Investments in Servicing Related Assets at fair value (including pledged assets of $281,963 and $122,806, respectively)	281,963	122,806
Cash and cash equivalents	21,388	27,327
Restricted cash	39,710	29,168
Derivative assets	31,431	13,830
Receivables and other assets	20,035	16,642
Total Assets	$2,233,500	$2,050,685
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,680,394	$1,666,537
Derivative liabilities	396	344
Notes payable	129,346	39,025
Dividends payable	9,096	7,273
Due to affiliates	3,776	3,035
Accrued expenses and other liabilities	22,323	12,014
Total Liabilities	$1,845,331	$1,728,228
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,671,782 shares issued and outstanding as of September 30, 2018 and 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of December 31, 2017, liquidation preference of $66,795 as of September 30, 2018 and liquidation preference of $60,000 as of December 31, 2017	$64,510	$57,917
Common stock, $0.01 par value, 500,000,000 shares authorized and 16,189,618 shares issued and outstanding as of September 30, 2018 and 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of December 31, 2017	162	127
Additional paid-in capital	289,981	229,642
Retained earnings	85,012	35,238
Accumulated other comprehensive income (loss)	(55,194)	(2,942)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$384,471	$319,982
Non-controlling interests in Operating Partnership	3,698	2,475
Total Stockholders’ Equity	$388,169	$322,457
Total Liabilities and Stockholders’ Equity	$2,233,500	$2,050,685

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income
Interest income	$15,323	$11,932	$40,757	$28,012
Interest expense	9,257	6,096	24,124	12,819
Net interest income	6,066	5,836	16,633	15,193
Servicing fee income	14,017	6,307	34,202	16,374
Servicing costs	2,981	1,626	7,087	3,844
Net servicing income	11,036	4,681	27,115	12,530
Other income (loss)
Realized loss on RMBS, net	(428)	(169)	(5,430)	(502)
Realized gain on investments in Excess MSRs, net	-	-	-	6,678
Realized loss on derivatives, net	(707)	(1,480)	(2,727)	(4,294)
Unrealized gain (loss) on derivatives, net	8,807	1,684	34,442	(1,867)
Unrealized gain (loss) on investments in MSRs	6,218	(2,334)	18,351	5,471
Total Income	30,992	8,218	88,384	33,209
Expenses
General and administrative expense	1,165	948	2,979	2,968
Management fee to affiliate	1,599	948	4,297	3,002
Total Expenses	2,764	1,896	7,276	5,970
Income Before Income Taxes	28,228	6,322	81,108	27,239
Provision for (Benefit from) corporate business taxes	729	(537)	4,525	(542)
Net Income	27,499	6,859	76,583	27,781
Net income allocated to noncontrolling interests in Operating Partnership	(364)	(93)	(993)	(386)
Dividends on preferred stock	1,372	593	3,902	593
Net Income Applicable to Common Stockholders	$25,763	$6,173	$71,688	$26,802
Net Income Per Share of Common Stock
Basic	$1.62	$0.49	$5.10	$2.43
Diluted	$1.62	$0.49	$5.09	$2.43
Weighted Average Number of Shares of Common Stock Outstanding
Basic	15,864,774	12,703,577	14,065,000	11,023,348
Diluted	15,873,030	12,711,776	14,073,256	11,030,401

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$27,499	$6,859	$76,583	$27,781
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(13,656)	3,405	(57,682)	10,631
Reclassification of net realized gain on RMBS included in earnings	428	169	5,430	502
Other comprehensive income (loss)	(13,228)	3,574	(52,252)	11,133
Comprehensive income	$14,271	$10,433	$24,331	$38,914
Comprehensive income attributable to noncontrolling interests in Operating Partnership	187	142	316	541
Dividends on preferred stock	1,372	593	3,902	593
Comprehensive income attributable to common stockholders	$12,712	$9,698	$20,113	$37,780

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2016	7,525,348	$75	-	$-	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,196,116	52	-	-	81,126	-	-	-	81,178
Issuance of preferred stock	-	-	2,400,000	57,917		-	-	-	57,917
Conversion of OP units	-	-	-	-	-	-	-	(238)	(238)
Net Income before dividends on preferred stock	-	-	-	-	-	-	27,395	386	27,781
Other Comprehensive Income	-	-	-	-	-	11,133	-	-	11,133
LTIP-OP Unit awards	-	-	-	-	-	-	-	464	464
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(245)	(245)
Common dividends declared, $1.47 per share	-	-	-	-	-	-	(16,142)	-	(16,142)
Preferred dividends declared, $0.33 per share	-	-	-	-	-	-	(593)	-	(593)
Balance, September 30, 2017	12,721,464	$127	2,400,000	$57,917	$229,583	$4,740	$22,753	$2,144	$317,264

Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	3,468,154	35	-	-	60,339	-	-	-	60,374
Issuance of preferred stock	-	-	271,782	6,593	-	-	-	-	6,593
Net Income before dividends on preferred stock	-	-	-	-	-	-	75,590	993	76,583
Other Comprehensive Income	-	-	-	-	-	(52,252)	-	-	(52,252)
LTIP-OP Unit awards	-	-	-	-	-	-	-	494	494
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(264)	(264)
Common dividends declared, $1.47 per share	-	-	-	-	-	-	(21,914)	-	(21,914)
Preferred dividends declared, $1.5375 per share	-	-	-	-	-	-	(3,902)	-	(3,902)
Balance, September 30, 2018	16,189,618	$162	2,671,782	$64,510	$289,981	$(55,194)	$85,012	$3,698	$388,169

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$76,583	$27,781
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	5,430	502
Change in fair value of investments in Servicing Related Assets	(18,351)	(5,471)
Realized gain on investments in Excess MSRs, net	-	(6,678)
Realized loss on derivatives, net	2,727	4,294
Unrealized (gain) loss on derivatives, net	(34,442)	1,867
Realized gain on dollar rolls, net	(865)	-
Amortization of premiums on investment securities	10,906	5,928
Amortization of deferred financing costs	80	51
LTIP-OP Unit awards	494	464
Changes in:
Receivables and other assets	(3,393)	(1,564)
Due to affiliates	741	1,344
Payables for unsettled trades	-	(6,202)
Accrued expenses and other liabilities	12,132	5,753
Net cash provided by (used in) operating activities	$52,042	$28,069
Cash Flows From Investing Activities
Purchase of RMBS	(396,216)	(1,198,101)
Principal paydown of RMBS	134,196	74,127
Proceeds from sale of RMBS	195,373	46,207
Proceeds from sale of Excess MSRs	-	35,905
Acquisition of MSRs	(140,806)	(59,605)
Purchase of derivatives	(2,873)	(3,059)
Sale of derivatives	(35)	87
Net cash used in investing activities	$(210,361)	$(1,104,439)
Cash Flows From Financing Activities
Changes in restricted cash	(10,542)	(5,487)
Borrowings under repurchase agreements	5,174,557	3,130,017
Repayments of repurchase agreements	(5,160,697)	(2,163,558)
Proceeds from derivative financing	17,935	-
Proceeds from bank loans	91,744	21,949
Principal paydown of bank loans	(1,504)	(10,353)
Dividends paid	(25,816)	(16,735)
LTIP-OP Units distributions paid	(264)	(245)
Conversion of OP units	-	(238)
Issuance of common stock, net of offering costs	60,374	81,178
Issuance of preferred stock, net of offering costs	6,593	57,917
Net cash provided by financing activities	$152,380	$1,094,445
Net Increase (Decrease) in Cash and Cash Equivalents	$(5,939)	$18,075
Cash and Cash Equivalents, Beginning of Period	27,327	15,824
Cash and Cash Equivalents, End of Period	$21,388	$33,899
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$23,747	$8,081
Dividends declared but not paid	$9,096	$6,827

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2018

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the three month and nine month periods ended September 30, 2018 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2017 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are accreted into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $5.9 million and $5.7 million in interest income was receivable at September 30, 2018 and December 31, 2017, respectively, and has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. The Company did not record any OTTI charges during the three month period ended September 30, 2018. The Company recorded approximately $45,000 of OTTI charges during the nine month period ended September 30, 2018. The Company did not record any OTTI charges during the three month period ended September 30, 2017. The Company recorded approximately $77,000 of OTTI charges during the nine month period ended September 30, 2017. OTTI has been classified within “Realized loss on RMBS, net” on the consolidated statements of income.

Investments in Excess MSRs

As a result of the Company’s sale of its remaining Excess MSRs in February 2017, there were no Excess MSRs at September 30, 2018 or December 31, 2017.

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

Revenue Recognition – Investments in Excess MSRs were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Interest income for Excess MSRs was accreted into interest income on an effective yield or “interest” method, based upon the expected excess mortgage servicing amount over the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis was calculated as the present value of estimated future cash flows using an effective yield, which was the yield that equated all past actual and estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Excess MSRs.” Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs and, therefore, may have differed from their effective yields. The sale of investments in Excess MSRs was recognized upon the settlement date. There was no Excess MSR cash flow receivable at September 30, 2018 or December 31, 2017.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Approximately $5.6 million and $5.9 million in reimbursable servicing advances were receivable at September 30, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2018 and December 31, 2017. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income. The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($2.1 million and $549,000 at September 30, 2018 and December 31, 2017, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $37.6 million and $28.6 million at September 30, 2018 and December 31, 2017, respectively).

The Company’s centrally cleared interest rate swaps require that the Company posts an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company will account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. At September 30, 2018, $17.9 million of variation margin was reported as a reduction to interest rate swaps, at fair value. As of December 31, 2017, variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

Due to Affiliates

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to U.S. federal income tax to the extent that it distributes its taxable income to its stockholders and does not engage in prohibited transactions. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on its taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$213	$104	$213
Loss on RMBS	(428)	(382)	(5,534)	(715)
Net realized loss on RMBS	(428)	(169)	(5,430)	(502)
Realized loss on derivatives, net	(707)	(1,480)	(2,727)	(4,294)
Unrealized gain (loss) on derivatives, net	8,807	1,684	34,442	(1,867)
Realized gain on Excess MSRs, net	-	-	-	6,678
Unrealized gain (loss) on MSRs, net	6,218	(2,334)	18,351	5,471
Total	$13,890	$(2,299)	$44,636	$5,486

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

Recent Accounting Pronouncements

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Under the new revenue recognition guidance, entities are required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In April 2015, the FASB voted for a one-year deferral of the effective date, resulting in this new guidance being effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of this guidance is delayed until the first SEC filing after the Company loses its emerging growth company status, which is expected to be December 31, 2018. Subsequent to the initial issuance, the FASB has continued to issue updates to this guidance to provide additional clarification and implementation instructions to issuers regarding (i) principal versus agent considerations, (ii) identifying performance obligations, (iii) licensing, and (iv) narrow-scope improvements and practical expedients relating to assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance in ASU 2014-09. The Company evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASU 2014-09. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing (“ASC 860”), to determine the appropriate accounting for these fees and ASU 2014-09 contains a scope exception for contracts that fall under ASC 860. As a result, the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

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

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements of Fair Value Measurement, an accounting standards update that amends the guidance on the disclosure requirements on fair value measurements in ASC 820. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2018
Interest income	$-	$15,323	$-	$15,323
Interest expense	629	8,626	2	9,257
Net interest income	(629)	6,697	(2)	6,066
Servicing fee income	14,017	-	-	14,017
Servicing costs	2,981	-	-	2,981
Net servicing income	11,036	-	-	11,036
Other income	6,218	7,672	-	13,890
Other operating expenses	-	-	2,764	2,764
(Benefit from) provision for corporate business taxes	729	-	-	729
Net income (loss)	$15,896	$14,369	$(2,766)	$27,499
Three Months Ended September 30, 2017
Interest income	$-	$11,932	$-	$11,932
Interest expense	185	5,911	-	6,096
Net interest income	(185)	6,021	-	5,836
Servicing fee income	6,307	-	-	6,307
Servicing costs	1,626	-	-	1,626
Net servicing income	4,681	-	-	4,681
Other income	(2,334)	35	-	(2,299)
Other operating expenses	-	-	1,896	1,896
(Benefit from) provision for corporate business taxes	(537)	-	-	(537)
Net income (loss)	$2,699	$6,056	$(1,896)	$6,859
Nine Months Ended September 30, 2018
Interest income	$-	40,757	$-	$40,757
Interest expense	1,266	22,856	2	24,124
Net interest income	(1,266)	17,901	(2)	16,633
Servicing fee income	34,202	-	-	34,202
Servicing costs	7,087	-	-	7,087
Net servicing income	27,115	-	-	27,115
Other income	18,351	26,285	-	44,636
Other operating expenses	-	-	7,276	7,276
(Benefit from) provision for corporate business taxes	4,525	-	-	4,525
Net income (loss)	$39,675	$44,186	$(7,278)	$76,583
Nine Months Ended September 30, 2017
Interest income	$523	$27,489	$-	$28,012
Interest expense	422	12,397	-	12,819
Net interest income	101	15,092	-	15,193
Servicing fee income	16,374	-	-	16,374
Servicing costs	3,844	-	-	3,844
Net servicing income	12,530	-	-	12,530
Other income	12,149	(6,663)	-	5,486
Other operating expenses	-	-	5,970	5,970
(Benefit from) provision for corporate business taxes	(542)	-	-	(542)
Net income (loss)	$25,322	$8,429	$(5,970)	$27,781

Balance Sheet
September 30, 2018
Investments	$281,963	$1,838,973	$-	$2,120,936
Other assets	14,055	77,078	21,431	112,564
Total assets	296,018	1,916,051	21,431	2,233,500
Debt	129,346	1,680,394	-	1,809,740
Other liabilities	14,951	5,978	14,662	35,591
Total liabilities	144,297	1,686,372	14,662	1,845,331
Book value	$151,721	$229,679	$6,769	$388,169

December 31, 2017
Investments	$122,806	$1,840,912	$-	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	-	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457

Note 4 — Investments in RMBS

All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2018

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,430,611	$1,285,060	$30	$(44,600)	$1,240,490	162	(B)	3.85%	3.69%	25
Freddie Mac	566,251	493,798	-	(18,380)	475,418	65	(B)	3.74%	3.59%	27
CMOs	115,879	114,618	8,471	(24)	123,065	26	(B)	5.74%	5.40%	13
Total/Weighted Average	$2,112,741	$1,893,476	$8,501	$(63,004)	$1,838,973	253		3.94%	3.77%	25

As of December 31, 2017

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at September 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of September 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of September 30, 2018

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$20,620	$12,679	$287	$(136)	$12,830	6	(B)	4.17%	4.10%	8
Over 10 Years	2,092,121	1,880,797	8,214	(62,868)	1,826,143	247	(B)	3.94%	3.76%	25
Total/Weighted Average	$2,112,741	$1,893,476	$8,501	$(63,004)	$1,838,973	253		3.94%	3.77%	25

As of December 31, 2017

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$15,483	$324	$(312)	$15,495	3	(B)	4.33%	4.06%	7
Over 10 Years	1,945,283	1,828,372	8,310	(11,265)	1,825,417	235	(B)	3.85%	3.65%	26
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2018 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of September 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At September 30, 2018 and December 31, 2017, the Company pledged Agency RMBS with a carrying value of approximately $1,750.5 million and $1,728.6 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860 to be considered linked transactions and, therefore, classified as derivatives.

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

Unrealized losses that are considered OTTI are recognized in earnings. The Company did not record any OTTI charges during the three month period ended September 30, 2018. The Company recorded approximately $45,000 of OTTI charges during the nine month period ended September 30, 2018. The Company did not record any OTTI charges during the three month period ended September 30, 2017. The Company recorded approximately $77,000 of OTTI charges during the nine month period ended September 30, 2017.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of September 30, 2018

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,129,948	$1,001,654	$(26,745)	$974,909	125	(B)	3.90%	3.76%	26
Twelve or More Months	856,814	773,492	(36,259)	737,233	102	(B)	3.72%	3.54%	25
Total/Weighted Average	$1,986,762	$1,775,146	$(63,004)	$1,712,142	227		3.82%	3.66%	26

As of December 31, 2017

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,026,911	$1,005,352	$(5,378)	$999,974	111	(B)	3.81%	3.63%	26
Twelve or More Months	323,858	289,599	(6,199)	283,400	45	(B)	3.61%	3.40%	25
Total/Weighted Average	$1,350,769	$1,294,951	$(11,577)	$1,283,374	156		3.76%	3.58%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2018 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of September 30, 2018.

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

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $24.6 billion as of the respective acquisition dates. See Note 7 for a description of the Company’s acquisition of MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs to Freedom Mortgage.

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio as directed by Aurora. See Note 7.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary
As of September 30, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$18,849,384	$223,154	(C)	$238,277	4.29%	27.3	$15,123
Government	3,596,317	40,458	(C)	43,686	3.36%	27.1	3,228
Total / Weighted Average	$22,445,701	$263,612		$281,963	4.14%	27.2	$18,351

As of December 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$7,724,397	$81,499	(C)	$82,150	3.89%	25.2	$651
Government	3,986,254	32,148	(C)	40,656	3.36%	27.8	8,508
Total / Weighted Average	$11,710,651	$113,647		$122,806	3.71%	26.1	$9,159

(A)	Carrying value represents the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	13.6%
Texas	6.3%
Florida	5.3%
All other	74.9%
Total	100.0%

As of December 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New Jersey	7.2%
Florida	5.3%
All other	73.8%
Total	100.0%

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Issuance Price
	Issued	Forfeited	Converted	Issued	Forfeited	Compensation Plans
December 31, 2016	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2017	(140,350)	916	-	(28,503)	3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)	-	-	(8,199)	-	(46,349)	$18.30
June 30, 2017	(178,500)	916	-	(36,702)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	12,917	(12,917)	-	-	$18.44
September 30, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400)	-	-	(8,256)	-	(53,656)	$18.17
June 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213

The Company recognized approximately $194,000 and $183,000 in share-based compensation expense in the three month periods ended September 30, 2018 and September 30, 2017, respectively. The Company recognized approximately $494,000 and $464,000 in share-based compensation expense in the nine month periods ended September 30, 2018 and September 30, 2017, respectively. There was approximately $1.2 million and $900,000 of total unrecognized share-based compensation expense as of September 30, 2018 and December 31, 2017, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2018, the non-controlling interest holders in the Operating Partnership owned 210,067 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three month period ended September 30, 2018, the Company issued and sold 371,041 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $18.66 per share for gross proceeds of approximately $6.9 million before fees of approximately $138,000 and expenses of approximately $200,000.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 96,200,000 shares were undesignated and 3,800,000 shares were designated as Series A Preferred Stock as of September 30, 2018.

On August 17, 2017, the Company completed an offering of 2,400,000 shares of Series A Preferred Stock for net proceeds of $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000.

In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three month period ended September 30, 2018, the Company issued and sold 103,570 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.63 per share for gross proceeds of approximately $2.7 million before fees of approximately $42,000.

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

Earnings per Common Share

The Company is required to present both basic and diluted earnings per common share (“EPS”). Basic EPS is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding during each period. Diluted EPS is calculated by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the additional dilutive effect of common stock equivalents during each period. In accordance with ASC 260, Earnings Per Share, if there is a loss from continuing operations, the common stock equivalents are deemed anti-dilutive and earnings (loss) per share is calculated excluding the potential common shares.

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income allocable to common stockholders	$27,499	$6,859	$76,583	$27,781
Net income allocated to noncontrolling interests in Operating Partnership	(364)	(93)	(993)	(386)
Dividends on preferred stock	1,372	593	3,902	593
Net income attributable to common stockholders	$25,763	$6,173	$71,688	$26,802
Denominator:
Weighted average common shares outstanding	15,864,774	12,703,577	14,065,000	11,023,348
Weighted average diluted shares outstanding	15,873,030	12,711,776	14,073,256	11,030,401
Basic and Diluted:
Basic	$1.62	$0.49	$5.10	$2.43
Diluted	$1.62	$0.49	$5.09	$2.43

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Management fees	$1,361	$757	$3,677	$2,429
Compensation reimbursement	238	191	620	573
Total	$1,599	$948	$4,297	$3,002

Subservicing Agreement

Freedom Mortgage is directly servicing a portion of the Company’s portfolio of Fannie Mae and Freddie Mac MSRs and all of its Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Freedom Mortgage has given notice of termination of the subservicing agreement without cause, effective April 5, 2019. The agreement may be terminated without cause by either party by giving notice as specified in the agreement. Under that agreement until the servicing is transferred during the first half of 2019, Freedom Mortgage agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to Freedom Mortgage for specified services.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. This agreement will terminate upon termination of the subservicing agreement with Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three- month period ended September 30, 2018, MSRs on 9 loans with an aggregate UPB of approximately $2.3 million had been received from Freedom Mortgage which generated approximately $3,000 in fees due to Freedom Mortgage. During the nine month period ended September 30, 2018, MSRs on 77 loans with an aggregate UPB of approximately $16.5 million had been received from Freedom Mortgage which generated approximately $24,000 in fees due to Freedom Mortgage. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2018	December 31, 2017
Notional amount of interest rate swaps	$1,397,000	$1,067,950
Notional amount of swaptions	160,000	155,000
Notional amount of TBAs, net	(40,000)	26,900
Total notional amount	$1,517,000	$1,249,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2018	$1,397,000	2.12%	2.33%	5.0
December 31, 2017	$1,067,950	1.83%	1.44%	4.9

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
September 30, 2018	$160,000	3.07%	LIBOR-BBA	%	10.2
December 31, 2017	$155,000	2.88%	LIBOR-BBA	%	10.8

(A) Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

Derivatives	Consolidated Statements of Income (Loss) Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swaps	Realized gain (loss) on derivatives, net	$(377)	$(720)	$(961)	$(1,315)
Swaptions	Realized gain (loss) on derivatives, net	(459)	(105)	(834)	(174)
TBAs	Realized gain (loss) on derivatives, net	(435)	(329)	(1,013)	(843)
Treasury futures	Realized gain (loss) on derivatives, net	564	(326)	81	(1,962)
Total		$(707)	$(1,480)	$(2,727)	$(4,294)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swap and Derivatives Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets, but in the case of interest rate swaps beginning in 2018, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities
As of September 30, 2018

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$28,628	$-	$28,628	$(28,628)	$-	$-
Swaptions	2,725	-	2,725	(2,725)	-	-
TBAs	78	-	78	(78)	-	-
Treasury futures	-	-	-	2,103	(2,103)
Total Assets	$31,431	$-	$31,431	$(29,328)	$(2,103)	$-

Liabilities
Repurchase agreements	$1,680,394	$-	$1,680,394	$(1,643,183)	$(37,211)	$-
Interest rate swaps	396	-	396	-	(396)	-
Total Liabilities	$1,680,790	$-	$1,680,790	$(1,643,183)	$(37,607)	$-

As of December 31, 2017

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$12,994	$-	$12,994	$(12,994)	$-	$-
Swaptions	802	-	802	(802)	-	-
TBAs	34	-	34	(34)	-	-
Total Assets	$13,830	$-	$13,830	$(13,830)	$-	$-

Liabilities
Repurchase agreements	$1,666,537	$-	$1,666,537	$(1,637,922)	$(28,615)	$-
Interest rate swaps	342	-	342	32	(374)	-
Treasury futures	2	-	2	177	(179)	-
Total Liabilities	$1,666,881	$-	$1,666,881	$(1,637,713)	$(29,168)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2018 and December 31, 2017.

Excess MSRs

The Company held a portfolio of Excess MSRs that were reported at fair value in the consolidated balance sheet at December 31, 2016. The Company used a discounted cash flow model to estimate the fair value of these assets. Although Excess MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels and discount rates). As a result, the Company classified 100% of its Excess MSRs as Level 3 fair value assets at December 31, 2016. The Company did not hold any Excess MSRs at September 30, 2018 or December 31, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2018 and December 31, 2017.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2018 and December 31, 2017.

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

Recurring Fair Value Measurements

As of September 30, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,240,490	$-	$1,240,490
Freddie Mac	-	475,418	-	475,418
CMOs	-	123,065	-	123,065
RMBS total	-	1,838,973	-	1,838,973
Derivative assets
Interest rate swaps	-	28,628	-	28,628
Interest rate swaptions	-	2,725	-	2,725
TBAs	-	78	-	78
Treasury futures	-	-	-	-
Derivative assets total	-	31,431	-	31,431
Servicing related assets	-	-	281,963	281,963
Total Assets	$-	$1,870,404	$281,963	$2,152,367
Liabilities
Derivative liabilities
Interest rate swaps	-	396	-	396
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	396	-	396
Total Liabilities	$-	$396	$-	$396

As of December 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,233,699	$-	$1,233,699
Freddie Mac	-	513,544	-	513,544
CMOs	-	93,669	-	93,669
RMBS total	-	1,840,912	-	1,840,912
Derivative assets
Interest rate swaps	-	12,994	-	12,994
Interest rate swaptions	-	802	-	802
TBAs	-	34	-	34
Derivative assets total	-	13,830	-	13,830
Servicing related assets	-	-	122,806	122,806
Total Assets	$-	$1,854,742	$122,806	$1,977,548
Liabilities
Derivative liabilities
Interest rate swaps	-	342	-	342
Treasury futures	-	2	-	2
Derivative liabilities total	-	344	-	344
Total Liabilities	$-	$344	$-	$344

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2018 and December 31, 2017 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2018

Level 3 (A)
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	143,054
Other changes (B)	(2,248)
Purchases, sales and principal paydowns:	$140,806
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	28,149
Other changes in fair value (C)	(9,798)
Unrealized gain (loss) included in Net Income	$18,351
Balance at September 30, 2018	$281,963

As of December 31, 2017

	Level 3 (A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	-	83,586	83,586
Sales	(35,905)	-	(35,905)
Other changes (B)	6,513	(1,810)	4,703
Purchases, sales and principal paydowns:	$(29,392)	$81,776	$52,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	-	16,375	16,375
Other changes in fair value (C)	-	(7,216)	(7,216)
Unrealized gain (loss) included in Net Income	$-	$9,159	$9,159
Balance at December 31, 2017	$-	$122,806	$122,806

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$238,277	Discounted cash flow	Constant prepayment speed	5.0% - 23.7%	8.5%
			Uncollected payments	0.2% - 1.0%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$71
Government	$43,686	Discounted cash flow	Constant prepayment speed	6.0% - 18.7%	8.5%
			Uncollected payments	0.4% - 4.5%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$106
TOTAL	$281,963	Discounted cash flow

As of December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$82,150	Discounted cash flow	Constant prepayment speed	6.5% - 23.5%	10.5%
			Uncollected payments	0.2% - 1.8%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,656	Discounted cash flow	Constant prepayment speed	6.0% - 14.2%	8.1%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$122,806	Discounted cash flow

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2018 and December 31, 2017 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of September 30, 2018 and December 31, 2017.

Commitments to Purchase/Sell RMBS

As of September 30, 2018 and December 31, 2017, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of September 30, 2018, the Company (i) was not obligated to purchase any Agency RMBS securities and (ii) was not obligated to sell any Agency RMBS securities. As of December 31, 2017, the Company (i) was not obligated to purchase any Agency RMBS securities and (ii) was not obligated to sell any Agency RMBS securities.

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

In connection with the MSR Revolver (as defined below), Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an Acknowledgement Agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the MSR Revolver. Aurora and the lender also entered into a Consent Agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 12—Notes Payable for a description of the MSR Revolver.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,680.4 million and $1,666.5 million of borrowings outstanding under its repurchase agreements as of September 30, 2018 and December 31, 2017, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 47 days and 46 days as of September 30, 2018 and December 31, 2017, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$732,212	2.24%
One to three months	723,385	2.26%
Greater than three months	224,797	2.37%
Total/Weighted Average	$1,680,394	2.26%

As of December 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$429,573	1.44%
One to three months	1,231,687	1.48%
Greater than three months	5,277	1.52%
Total/Weighted Average	$1,666,537	1.47%

There were no overnight or demand securities as of September 30, 2018 or December 31, 2017.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25 million to $75 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $67.8 million and $20.5 million was outstanding under the MSR Financing Facility at September 30, 2018 and December 31, 2017, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45 million in September 2018. The Company also has the ability to request up to an additional $5 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $45.0 million was outstanding under the MSR Revolver at September 30, 2018.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of September 30, 2018

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$500	$2,000	$2,000	$2,000	$10,996	$-	$17,496
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$-	$4,355	$63,491	$-	$-	$67,846
MSR Revolver
Borrowings under MSR Financing Facility	$-	$-	$-	$45,000	$-	$-	$45,000
Total	$500	$2,000	$6,355	$110,491	$10,996	$-	$130,342

As of December 31, 2017

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$2,000	$11,000	$-	$19,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$389	$1,608	$1,697	$16,806	$-	$20,500
Total	$2,000	$2,389	$3,608	$3,697	$27,806	$-	$39,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2018	December 31, 2017
Servicing advances	$5,554	$5,901
Interest receivable	6,702	5,804
Repurchased loans held for sale	4,123	2,160
Other receivables	3,656	2,777
Total other assets	$20,035	$16,642

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2018	December 31, 2017
Accrued interest payable	$6,254	$4,252
Escrow funds held	37	37
Net current tax payable	203	-
Net deferred tax payable	5,165	843
Accrued expenses	10,664	6,882
Total accrued expenses and other liabilities	$22,323	$12,014

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Current federal income tax expense	$156	$(365)
Current state income tax expense	47	(45)
Deferred federal income tax expense (benefit)	3,526	(119)
Deferred state income tax expense (benefit)	796	(13)
Provision for (Benefit from) Corporate Business Taxes	$4,525	$(542)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2018		2017
Computed income tax (benefit) expense at federal rate	$17,035	21.0%	$9,534	35.0%
State taxes (benefit), net of federal tax, if applicable	832	1.0%	(54)	(0.2)%
Provision to return adjustment	4	-%	-	-%
REIT income not subject to tax (benefit)	(13,346)	(16.4)%	(10,022)	(36.8)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$4,525	5.6%	$(542)	(2.0)%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2018 and December 31, 2017, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Income taxes payable
Federal income taxes payable	$156	$92
State and local income taxes payable	47	17
Income taxes payable	$203	$109

	September 30, 2018	December 31, 2017
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(5)	$(10)
Deferred tax - mortgage servicing rights	5,170	909
Deferred tax - net operating loss	-	(56)
Total net deferred tax (assets) liabilities	$5,165	$843

The deferred tax liability as of September 30, 2018 was primarily related to MSRs. The deferred tax liability as of December 31, 2017 was primarily related to MSRs. No valuation allowance has been established at September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, the deferred tax liability is included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

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

The Company’s 2017, 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Subsequent Events

Events subsequent to September 30, 2018 were evaluated and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

Cherry Hill Mortgage Investment Corporation is a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock and our Series A Preferred Stock are listed and traded on the New York Stock Exchange under the symbols “CHMI” and “CHMI-PA”, respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

On August 17, 2017, we issued and sold 2,400,000 shares of our Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. See “Item 1. Consolidated Financial Statements--Note 6. Equity and Earnings per Common Share—Preferred Stock.”

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three month period ended September 30, 2018, the Company issued and sold 103,570 shares of its Series A Preferred Stock pursuant to the Series A ATM Program for net proceeds of approximately $2.6 million. Since the program’s inception and through September 30, 2018, the Company has issued and sold 271,782 shares of its Series A Preferred Stock pursuant to the Preferred Series A ATM Program for net proceeds of approximately $6.8 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. In the period from the program’s inception through September 30, 2018, the Company has issued and sold 371,041 shares of its common stock pursuant to the Common Stock ATM Program for net proceeds of approximately $6.8 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2018	3.77%	2.05%	1.72%
June 30, 2018	3.74%	1.83%	1.91%
March 31, 2018	3.67%	1.81%	1.86%
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%
December 31, 2016	3.53%	1.49%	2.03%
September 30, 2016	3.53%	1.44%	2.10%
June 30, 2016	3.51%	1.62%	1.88%
March 31, 2016	3.52%	1.70%	1.82%
December 31, 2015	3.52%	1.89%	1.63%
September 30, 2015	3.51%	1.93%	1.58%

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with certain of Aurora’s subservicers, including Freedom Mortgage. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. In the three month period ended September 30, 2018, Aurora received MSRs with an aggregate UPB of approximately $2.3 million and paid fees of approximately $3,000 to Freedom Mortgage under this joint marketing recapture agreement. In the nine month period ended September 30, 2018, Aurora received MSRs with an aggregate UPB of approximately $16.5 million and paid fees of approximately $24,000 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $27.6 million and paid fees of approximately $43,000 to Freedom Mortgage under this joint marketing recapture agreement.

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

The level in the fair value hierarchy within which the entirety of a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We have used Level 2 for our RMBS, our derivative assets and liabilities and our repurchase agreement liabilities and Level 3 for our Servicing Related Assets.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $5.6 million and $5.9 million in reimbursable servicing advances were receivable at September 30, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income. The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Emerging Growth Company Status

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. Because we qualify as an “emerging growth company,” we may, under Section 7(a)(2)(B) of the Securities Act, delay adoption of new or revised accounting standards applicable to public companies until such standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period until the first to occur of the date that we (i) are no longer an “emerging growth company” (which we expect to occur on December 31, 2018) or (ii) affirmatively and irrevocably opt out of this extended transition period. As a result, our financial statements may not be comparable to those of other public companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” (anticipated to be December 31, 2018) or affirmatively and irrevocably opt out of the extended transition period, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth public companies and the date on which we will adopt the new or revised accounting standard.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income
Interest income	$15,323	$11,932	$40,757	$28,012
Interest expense	9,257	6,096	24,124	12,819
Net interest income	6,066	5,836	16,633	15,193
Servicing fee income	14,017	6,307	34,202	16,374
Servicing costs	2,981	1,626	7,087	3,844
Net servicing income	11,036	4,681	27,115	12,530
Other income (loss)
Realized loss on RMBS, net	(428)	(169)	(5,430)	(502)
Realized gain on investments in Excess MSRs, net	-	-	-	6,678
Realized loss on derivatives, net	(707)	(1,480)	(2,727)	(4,294)
Unrealized gain (loss) on derivatives, net	8,807	1,684	34,442	(1,867)
Unrealized gain (loss) on investments in MSRs	6,218	(2,334)	18,351	5,471
Total Income	30,992	8,218	88,384	33,209
Expenses
General and administrative expense	1,165	948	2,979	2,968
Management fee to affiliate	1,599	948	4,297	3,002
Total Expenses	2,764	1,896	7,276	5,970
Income Before Income Taxes	28,228	6,322	81,108	27,239
Provision for (Benefit from) corporate business taxes	729	(537)	4,525	(542)
Net Income	27,499	6,859	76,583	27,781
Net income allocated to noncontrolling interests in Operating Partnership	(364)	(93)	(993)	(386)
Dividends on preferred stock	1,372	593	3,902	593
Net Income Applicable to Common Stockholders	$25,763	$6,173	$71,688	$26,802

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Three Months Ended September 30, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$15,323	$-	$15,323
Interest expense	629	8,626	2	9,257
Net interest income	(629)	6,697	(2)	6,066
Servicing fee income	14,017	-	-	14,017
Servicing costs	2,981	-	-	2,981
Net servicing income	11,036	-	-	11,036
Other income	6,218	7,672	-	13,890
Other operating expenses	-	-	2,764	2,764
Corporate business taxes	729	-	-	729
Net income (loss)	$15,896	$14,369	$(2,766)	$27,499

	Three Months Ended September 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$11,932	$-	$11,932
Interest expense	185	5,911	-	6,096
Net interest income	(185)	6,021	-	5,836
Servicing fee income	6,307	-	-	6,307
Servicing costs	1,626	-	-	1,626
Net servicing income	4,681	-	-	4,681
Other income	(2,334)	35	-	(2,299)
Other operating expenses	-	-	1,896	1,896
Corporate business taxes	(537)	-	-	(537)
Net income (loss)	$2,699	$6,056	$(1,896)	$6,859

	Nine Months Ended September 30, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$-	$40,757	$-	$40,757
Interest expense	1,266	22,856	2	24,124
Net interest income	(1,266)	17,901	(2)	16,633
Servicing fee income	34,202	-	-	34,202
Servicing costs	7,087	-	-	7,087
Net servicing income	27,115	-	-	27,115
Other income	18,351	26,285	-	44,636
Other operating expenses	-	-	7,276	7,276
Corporate business taxes	4,525	-	-	4,525
Net income (loss)	$39,675	$44,186	$(7,278)	$76,583

	Nine Months Ended September 30, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$27,489	$-	$28,012
Interest expense	422	12,397	-	12,819
Net interest income	101	15,092	-	15,193
Servicing fee income	16,374	-	-	16,374
Servicing costs	3,844	-	-	3,844
Net servicing income	12,530	-	-	12,530
Other income	12,149	(6,663)	-	5,486
Other operating expenses	-	-	5,970	5,970
Corporate business taxes	(542)	-	-	(542)
Net income (loss)	$25,322	$8,429	$(5,970)	$27,781

Interest Income

Interest income for the three month period ended September 30, 2018 was $15.3 million as compared to $11.9 million for the three month period ended September 30, 2017. This $3.4 million increase in interest income was comprised of an increase of approximately $3.4 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during the three month period ended September 30, 2018.

Interest income for the nine month period ended September 30, 2018 was $40.7 million as compared to $28.0 million for the nine month period ended September 30, 2017. This $12.7 million increase in interest income was comprised of a decrease of approximately $500,000 in Servicing Related Assets due to the sale of our remaining Excess MSRs in February 2017 and an increase of approximately $13.2 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during nine month period ended September 30, 2018 and the year ended December 31, 2017.

Interest Expense

Interest expense for the three month period ended September 30, 2018 was $9.3 million as compared to $6.1 million for the three month period ended September 30, 2017. The $3.2 million increase for the three month period ended September 30, 2018 as compared to the three month period ended September 30, 2017 was comprised of an increase of approximately $400,000 from Servicing Related Assets and an increase of approximately $2.8 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Interest expense for the nine month period ended September 30, 2018 was $24.1 million as compared to $12.8 million for the nine month period ended September 30, 2017. The $11.3 million increase for the nine month period ended September 30, 2018 as compared to the nine month period ended September 30, 2017 was comprised of an increase of approximately $800,000 from Servicing Related Assets and an increase of approximately $10.5 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three month period ended September 30, 2018 increased by approximately $6.2 million as compared to a decrease of approximately $2.3 million for the three month period ended September 30, 2017. The relative increase was primarily due to the sale of Excess MSRs in the three month period ended September 30, 2017 and changes in valuation inputs or assumptions.

The fair value of our investments in Servicing Related Assets for the nine month period ended September 30, 2018 increased by approximately $18.4 million as compared to an increase of approximately $5.5 million for the nine month period ended September 30, 2017. The relative increase was primarily due to the sale of Excess MSRs in the nine month period ended September 30, 2017 and changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three month period ended September 30, 2018 increased by approximately $8.8 million as compared to an increase of approximately $1.7 million for the three month period ended September 30, 2017. The relative increase was primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the nine month period ended September 30, 2018 increased by approximately $34.4 million as compared to a decrease of approximately $1.9 million for the nine month period ended September 30, 2017. The relative increase was primarily due to changes in interest rates and the composition of our derivatives.

General and Administrative Expense

General and administrative expense for the three month period ended September 30, 2018 increased by approximately $200,000 as compared to the three month period ended September 30, 2017. The increase was primarily due to higher professional fees.

General and administrative expense for the nine month period ended September 30, 2018 increased by approximately $11,000 as compared to the nine month period ended September 30, 2017. The increase was primarily due to higher professional fees.

Management Fees to Affiliate

Management fees for the three and nine month periods ended September 30, 2018 increased by approximately $651,000 and $1.3 million, respectively from the comparable periods in 2017, primarily due to the sale of the Company’s common and preferred stock and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that the Company pays to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.3% and 1.3% of net income at September 30, 2018 and September 30, 2017, respectively. The decrease was due to the issuance of common shares in June 2018.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Three Months Ended September 30, 2018
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)
Other comprehensive income (loss)	(13,228)
Accumulated other comprehensive gain (loss), September 30, 2018	$(55,194)

Three Months Ended September 30, 2017
Accumulated other comprehensive gain (loss), June 30, 2017	$1,166
Other comprehensive income (loss)	3,574
Accumulated other comprehensive gain (loss), September 30, 2017	$4,740

Nine Months Ended September 30, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(52,252)
Accumulated other comprehensive gain (loss), September 30, 2018	$(55,194)

Nine Months Ended September 30, 2017
Accumulated other comprehensive gain (loss), December 31, 2016	$(6,393)
Other comprehensive income (loss)	11,133
Accumulated other comprehensive gain (loss), September 30, 2017	$4,740

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three month period ended September 30, 2018, an 20 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $13.2 million, recorded in accumulated other comprehensive income (loss). During the nine month period ended September 30, 2018, a 65 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $52.3 million, recorded in accumulated other comprehensive income (loss).

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

Core Earnings Summary

Core earnings for the three month period ended September 30, 2018 as compared to the three month period ended September 30, 2017, increased by approximately $2.2 million, and increased by approximately $0.03 per average common share, primarily due to the issuance of additional shares of common stock in May and through the Common ATM Program beginning in September 2018 offset by the absence of yield maintenance payments.

Core earnings for the nine month period ended September 30, 2018 as compared to the nine month period ended September 30, 2017, increased by approximately $4.0 million, and decreased by approximately $0.08 per average common share, primarily due to the absence of yield maintenance payments, early pay off (“EPO”) protection on the MSR portfolio that we acquired in the first quarter of 2017 and the issuance of additional shares of common stock in May.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$27,499	$6,859	$76,583	$27,781
Realized loss on RMBS, net	428	169	5,430	502
Realized loss (gain) on investments in Excess MSRs, net	-	-	-	(6,678)
Realized loss on derivatives, net	707	1,480	2,727	4,294
Unrealized loss (gain) on derivatives, net	(8,807)	(1,684)	(34,442)	1,867
Unrealized loss (gain) on investments in MSRs	(6,218)	2,334	(18,351)	(5,471)
Tax (benefit) expense on unrealized (loss) gain on MSRs	725	(643)	4,254	(783)
Changes due to realization of expected cash flows	(4,042)	(1,975)	(9,798)	(4,731)
Yield maintenance income	-	750	-	2,250
Total core earnings:	$10,292	$7,290	$26,403	$19,031
Core earnings attributable to noncontrolling interests in Operating Partnership	(136)	(100)	(342)	(265)
Dividends on preferred stock	1,372	593	3,902	593
Core Earnings Attributable to Common Stockholders	$8,784	$6,597	$22,158	$18,173
Core Earnings Attributable to Common Stockholders, per Share	$0.55	$0.52	$1.57	$1.65
GAAP Net Income Per Share of Common Stock	$1.62	$0.49	$5.09	$2.43

Our Portfolio

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $24.6 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$238,277	$18,849,384	4.29%	0.25%	327	16	0.3%
Government	43,686	3,596,317	3.36%	0.31%	326	28	-%
MSR Total/WA	$281,963	$22,445,701	4.14%	0.26%	327	18	0.2%

As of December 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$82,150	$7,724,397	3.89%	0.25%	303	24	0.2%
Government	40,656	3,986,254	3.36%	0.31%	333	20	-%
MSR Total/WA	$122,806	$11,710,651	3.71%	0.27%	313	23	0.1%

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

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2018

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,430,611	$1,285,060	$30	$(44,600)	$1,240,490	162	(B)	3.85%	3.69%	25
Freddie Mac	566,251	493,798	-	(18,380)	475,418	65	(B)	3.74%	3.59%	27
CMOs	115,879	114,618	8,471	(24)	123,065	26	(B)	5.74%	5.40%	13
Total/Weighted Average	$2,112,741	$1,893,476	$8,501	$(63,004)	$1,838,973	253		3.94%	3.77%	25

As of December 31, 2017

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of September 30, 2018.

(C)	The weighted average yield is based on the most recent annualized monthly interest income, divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2018	December 31, 2017
Weighted Average Asset Yield	3.29%	2.91%
Weighted Average Interest Expense	2.11%	1.64%
Net Interest Spread	1.18%	1.27%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in approximately $81.2 million and $57.9 million, respectively, of net proceeds which have been invested in Agency RMBS. In June 2018, we completed an additional offering of our common stock which resulted in approximately $53.6 million of net proceeds which have been invested in RMBS. Net proceeds from sales pursuant to both the Preferred Series A ATM Program and the Common Stock ATM Program are also available for investment in RMBS. The Company anticipates that a significant portion of the net proceeds received from paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of September 30, 2018, we had repurchase agreements with 28 counterparties and approximately $1,680.4 million of outstanding repurchase agreement borrowings from 19 of those counterparties, which were used to finance RMBS. As of September 30, 2018, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2018 was approximately 4.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2018	$1,690,418	$1,680,394	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374
December 31, 2015	$408,227	$443,446	$385,560
September 30, 2015	$396,013	$440,727	$440,727

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility and the MSR Term Facility (as defined below); the sale of our Excess MSRs to Freedom Mortgage as described above; the sales of our common stock in March 2017, and June 2018 and pursuant to the Common Stock ATM Program; and the sales of our Series A Preferred Stock in August 2017 and pursuant to the Preferred Series A ATM Program.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.2% and 5.2% as of September 30, 2018 and December 31, 2017, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$765,883	$732,212	2.24%
One to three months	750,779	723,385	2.26%
Greater than three months	233,805	224,797	2.37%
Total/Weighted Average	$1,750,467	$1,680,394	2.26%

As of December 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$444,476	$429,573	1.44%
One to three months	1,278,872	1,231,687	1.48%
Greater than three months	5,216	5,277	1.52%
Total/Weighted Average	$1,728,564	$1,666,537	1.47%

The amount of collateral as of September 30, 2018 and December 31, 2017, including cash, was $1,750.4 million and $1,757.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2018 and December 31, 2017 was 47 days and 46 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into the MSR Financing Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. The revolving period may be further extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At September 30, 2018 and December 31, 2017, approximately $67.8 million and $20.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2018 approximately $45.0 million was outstanding under the MSR Revolver.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $12.5 million and our investing activities used cash of approximately $38.9 million for the three month period ended September 30, 2018. The cash used in investing activities resulted from the three equity offerings that we completed in 2017 and 2018 as well as the execution of our ongoing investment strategy.

Our operating activities provided cash of approximately $52.0 million and our investing activities used cash of approximately $210.4 million for the nine month period ended September 30, 2018. The cash used in investing activities resulted from the two equity offerings that we completed in 2017 as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings and loss per diluted share for the three month periods ended September 30, 2018 and September 30, 2017 were $1.62 and $0.49, respectively. Our GAAP earnings per diluted share for the nine month periods ended September 30, 2018 and September 30, 2017 were $5.09 and $2.43, respectively.

Off-balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2018 and December 31, 2017 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,680,394	$-	$-	$-	$1,680,394
Interest on repurchase agreement borrowings(A)	$5,582	$-	$-	$-	$5,582
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$11,496	$-	$17,496
Interest on MSR Term Facility borrowings	$1,039	$1,704	$483	$-	$3,226
Financing Facility
Borrowings under Financing Facility	$-	$8,447	$59,399	$-	$67,846
Interest on MSR Financing borrowings	$4,034	$7,195	$269	$-	$11,498
MSR Revolver
Borrowings under Financing Facility	$-	$45,000	$-	$-	$45,000
Interest on MSR Financing borrowings	$2,545	$4,868	$-	$-	$7,413

As of December 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,666,537	$-	$-	$-	$1,666,537
Interest on repurchase agreement borrowings(A)	$4,041	$-	$-	$-	$4,041
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,000	$-	$19,000
Interest on MSR Term Facility borrowings	$1,133	$1,893	$1,063	$-	$4,089
Financing Facility
Borrowings under Financing Facility	$389	$3,306	$16,805	$-	$20,500
Interest on MSR Financing borrowings	$1,100	$2,019	$732	$-	$3,851

(A)
Interest expense is calculated based on the interest rate in effect at September 30, 2018 and December 31, 2017, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our chief financial officer receives a nominal portion of his overall compensation directly from Aurora for acting as its president. With that exception, our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Freedom Mortgage has given notice of its termination of the subservicing agreement without cause, effective April 5, 2019. The Company has given notice of termination of another subservicing agreement for cause, effective in December 2018.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with certain of Aurora’s subservicers, including Freedom Mortgage. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage will terminate upon the termination of the subservicing agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each and subject to termination by either party upon 60 days prior notice. All new loans must qualify for sale to Fannie Mae or Freddie Mac or be eligible for pooling with Ginnie Mae, as applicable, and meet other conditions set forth in the agreement. During the three months ended September 30, 2018, MSRs on 9 loans with an aggregate UPB of approximately $2.3 million had been received from Freedom Mortgage which generated approximately $3,000 in fees due to Freedom Mortgage. During the nine months ended September 30, 2018, MSRs on 77 loans with an aggregate UPB of approximately $16.5 million had been received from Freedom Mortgage which generated approximately $24,000 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2018

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$259,902	$248,655	$238,278	$228,678	$219,777
Change in FV	$21,624	$10,377	$-	$(9,599)	$(18,500)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$251,846	$245,387	$238,278	$230,943	$223,680
Change in FV	$13,568	$7,109	$-	$(7,335)	$(14,598)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$244,313	$241,295	$238,278	$235,260	$232,243
Change in FV	$6,035	$3,017	$-	$(3,017)	$(6,035)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$48,381	$45,921	$43,686	$41,647	$39,783
Change in FV	$4,696	$2,235	$-	$(2,038)	$(3,903)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$45,902	$44,860	$43,686	$42,476	$41,275
Change in FV	$2,217	$1,175	$-	$(1,210)	$(2,411)
% Change in FV	5%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$45,353	$44,519	$43,686	$42,852	$42,018
Change in FV	$1,667	$834	$-	$(834)	$(1,667)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2017

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$88,812	$85,361	$82,149	$79,154	$76,354
Change in FV	$6,662	$3,212	$-	$(2,996)	$(5,796)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$89,240	$85,583	$82,149	$78,814	$75,678
Change in FV	$7,090	$3,434	$-	$(3,335)	$(6,471)
% Change in FV	9%	4%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$84,518	$83,334	$82,149	$80,965	$79,781
Change in FV	$2,368	$1,184	$-	$(1,184)	$(2,368)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$45,133	$42,790	$40,656	$38,707	$36,920
Change in FV	$4,477	$2,134	$-	$(1,949)	$(3,736)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,910	$41,872	$40,656	$39,383	$38,112
Change in FV	$2,253	$1,216	$-	$(1,273)	$(2,544)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$42,309	$41,483	$40,656	$39,830	$39,003
Change in FV	$1,653	$827	$-	$(827)	$(1,653)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2018

		Fair Value Change
	September 30, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,847,309
RMBS Total Return (%)		(0.34)%	(0.77)%	(1.26)%	(1.81)%	(3.02)%
RMBS Dollar Return		$(6,325)	$(14,123)	$(23,156)	$(33,245)	$(55,536)

As of December 31, 2017

		Fair Value Change
	December 31, 2017	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,873,411
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.40)%	(2.06)%	(3.58)%
RMBS Dollar Return		$(6,590)	$(15,432)	$(26,162)	$(38,443)	$(66,922)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2018, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2018, the Company was not involved in any material legal proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 7, 2018	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2018	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2018

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