Form 10-K
period 2018-12-31
Cherry Hill Mortgage Investment Corp
filed 2019-03-18
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	46-1315605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 Route 34, Suite 303 Farmingdale, New Jersey	07727
(Address of principal executive offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange New York Stock Exchange
8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 29, 2018, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 29, 2018) was approximately $263.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 29, 2018, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 18, 2019, the registrant had a total of 16,652,170 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2019, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

“CFTC” means the U.S. Commodity Futures Trading Commission.

“CMO” means a collateralized mortgage obligation. CMOs are either loss share securities issued by a GSE or structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles.

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

i

“non-Agency RMBS” means CMOs that either are loss share securities issued by a GSE or are not issued or guaranteed by an Agency, including investment grade (AAA through BBB rated) and non-investment grade (BB rated through unrated) classes.

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

“RMBS” means a residential Agency MBS or a non-Agency RMBS.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;
•	the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net proceeds of any such offering in the target assets, if any, identified at the time of the offering;
•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
•	the Company’s expected leverage;
•	the Company’s expected investments and the timing thereof;
•	the Company’s ability to acquire servicing-related assets and mortgage and real estate-related securities;
•	estimates and statements relating to, and the Company’s ability to make, future distributions to holders of the Company’s securities;
•	the Company’s ability to compete in the marketplace;
•	market, industry and economic trends;
•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);
•	mortgage loan modification programs and future legislative actions;
•	the Company’s ability to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;
•	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•	projected capital and operating expenditures;
•	availability of qualified personnel; and
•	projected prepayment and/or default rates.

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

Our Targeted Asset Classes

Our primary targeted asset classes currently include:

•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs and TBAs; and
•	Servicing Related Assets consisting of MSRs and Excess MSRs.

Our Strategy

Our strategy, which may change due to the availability and terms of capital and as market conditions warrant, involves:

•	allocating a substantial portion of our equity capital to the acquisition of Servicing Related Assets through bulk and flow purchases;
•	the creation of intercompany Excess MSRs from MSRs acquired by our mortgage servicing subsidiary, Aurora;
•	acquiring RMBS on a leveraged basis; and
•	opportunistically mitigating our prepayment and interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and, where applicable and available, recapture agreements.

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

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, from time to time, we invest in CMOs, including IOs and inverse IOs, primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize TBAs. Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Generally, we do not take delivery of the specified pool but instead enter into an offsetting transaction before the date when we would be required to take delivery. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs.

Our RMBS strategy includes selective investments in current issue, private label non-Agency RMBS and GSE risk-sharing securities. GSE risk-sharing securities are general obligations of Fannie Mae and Freddie Mac that provide credit protection with respect to defaults on reference pools of loans. We currently expect to expand our participation in that market. However, the extent of our investments in GSE risk-sharing securities is limited by the gross income and asset tests applicable to REITs. We also may invest opportunistically in legacy non-Agency RMBS issued during or after 2010. If and when market conditions permit us to execute our prime mortgage loan acquisition and financing strategy, we expect that we would retain certain bonds collateralized by the prime mortgage loans we securitize. Non-Agency RMBS are subject to risk of default, among other risks, and could result in greater losses.

Prime Mortgage Loans. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. While our interest in this asset class is undiminished, we do not currently anticipate that either market conditions or available long-term financing will result in our execution of this strategy in 2019. The prime mortgage loans may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

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

Our Manager

We are externally managed by our Manager and, with the exception of Aurora, our licensed mortgage servicing subsidiary, which has four leased employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to a services agreement with Freedom Mortgage, which is owned and controlled by Mr. Middleman. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business.

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

Our Investment Guidelines

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

Our board of directors receives a report of our investments each quarter in conjunction with our board’s review of our quarterly results. The nominating and corporate governance committee of our board of directors, which is comprised solely of our independent directors, will review the material terms of any transaction between us and Freedom Mortgage, including the pricing terms, to determine if the terms of those transactions are fair and reasonable. We also retain two independent valuation services to assist our management and our independent directors in making pricing determinations on any Servicing Related Assets we may purchase from Freedom Mortgage.

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

We have entered into repurchase agreements with 28 counterparties as of December 31, 2018. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has entered into three separate MSR financing facilities, one of which is a term loan for $20.0 million and secured by all Ginnie Mae MSRs owned by Aurora, one of which is a revolving loan for up to $100.0 million and secured by all Fannie Mae MSRs owned by Aurora and one of which is a revolving loan for up to $45.0 million secured by all Freddie Mac MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.” We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

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

Employees

We do not have any employees other than those of our licensed mortgage servicing subsidiary, Aurora, which has four leased employees.

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

We rely upon certain exemptions from registration as an investment company under the Investment Company Act, including, in the case of our subsidiary, Cherry Hill QRS I, LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. We treat the Agency whole-pool pass-through securities in which we have invested as qualifying real estate interests for purposes of the 55% requirement. The Servicing Related Assets and non-Agency RMBS we have acquired are not treated as qualifying real estate interests for purposes of the 55% requirement, but are treated as real estate-related assets that qualify for the 80% test. In addition, Cherry Hill QRS I, LLC will treat its investments in Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”) and Cherry Hill QRS V, LLC (“QRS V”) as real estate-related assets because substantially all of the assets held by those subsidiaries are real estate-related assets.

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

Corporate Information

Our principal executive offices are located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727. Our telephone number is (877) 870-7005. The offices of our Manager are located at 907 Pleasant Valley Ave., Mount Laurel, New Jersey 08054.

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

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the mortgage servicer’s business. If any mortgage servicer that we use actually or allegedly fails to comply with applicable laws, rules or regulations, that mortgage servicer could be exposed to fines, penalties or other costs, or the mortgage servicer could be terminated by the applicable Agency. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs. In addition, if a mortgage servicer that we use experiences any of the failures or regulatory scrutiny described above, then we could become subject to heightened regulatory or legal scrutiny by virtue of being a counterparty of these entities. Such scrutiny could result in our incurring meaningful additional costs or fines or being subject to material operational requirements or restrictions, each of which could adversely affect our business and results of operations.

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

We record our Servicing Related Assets on our balance sheet at fair value, and changes in their fair value are reflected in our consolidated results of operations. The determination of the fair value of Servicing Related Assets requires our management to make numerous estimates and assumptions that could materially differ from actual results. Such estimates and assumptions include, among other things, prepayment rates, as well as estimates of the future cash flows from the Servicing Related Assets, interest rates, delinquencies and foreclosure rates of the underlying mortgage loans. The ultimate realization of the value of the Servicing Related Assets, which are measured at fair value on a recurring basis, may be materially different than the fair values of such assets as may be reflected in our consolidated financial statements as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets. Our failure to make accurate assumptions regarding prepayment rates or the other factors examined in determining fair value could cause the fair value of our Servicing Related Assets to vary materially, which could have a material adverse effect on our financial position, results of operations and cash flows. If the fair value of our Servicing Related Assets decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets.

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

Some of our assets will be fixed-rate securities or have a fixed rate component (such as RMBS backed by hybrid ARMs). This means that the interest we earn on these assets will not vary over time based upon changes in a short-term interest rate index. Although the interest we would earn on any RMBS backed by ARMs generally will adjust for changing interest rates, such interest rate adjustments may not occur as quickly as the interest rate adjustments to any related borrowings, and such interest rate adjustments will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. We generally fund our fixed-rate target assets with short-term borrowings. Therefore, there will be an interest rate mismatch between our assets and liabilities. Although we hedge to minimize interest rate exposure, the use of interest rate hedges also introduces the risk of other interest rate mismatches and exposures. During periods of changing interest rates, these mismatches could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Regulators and U.S. government bodies have a major impact on our business. The U.S. Federal Reserve is a major participant in, and its actions significantly impact, the residential mortgage market. For example, quantitative easing, a program implemented by the U.S. Federal Reserve to keep long-term interest rates low and stimulate the U.S. economy, has had the effect of reducing the difference between short-term and long-term interest rates. As a result of the reduction in long-term interest rates, prepayment speeds increased. The U.S. Federal Reserve’s purchases of Agency RMBS have resulted in a narrowing of the spread earned by Agency RMBS investors. The U.S. Federal Reserve has discontinued quantitative easing and has begun to reduce its balance sheet (quantitative tightening). We cannot predict or control the impact future actions by regulators or U.S. government bodies such as the U.S. Federal Reserve will have on our business. Accordingly, future actions by regulators or U.S. government bodies, including the U.S. Federal Reserve, could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our Manager relies on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. These models are based on assumptions and actual results may differ significantly from the modeled expectations.

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

We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our securities and our ability to operate our business.

Our business is highly dependent on communications and information systems. Any failure or interruption of those systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including MBS trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of third parties, which could lead to regulatory fines, costs associated with remediating the breach, reputational harm, financial losses, litigation. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks or security breaches. The costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving.

Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of the networks or systems of third parties that facilitate our business activities but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our financial condition, results of operations, the market value of our common or preferred stock, and our ability to make distributions to our stockholders.

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

Risks Related to Our Relationship with our Manager

We are dependent on our Manager and certain key personnel that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own other than four leased employees of our licensed mortgage servicing subsidiary, Aurora. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. The departure of any of our senior officers could have a material adverse effect on our ability to achieve our objectives.

We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our senior management. We are subject to the risk that our Manager will terminate the management agreement or that we may deem it necessary to terminate the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

If our management agreement is terminated and no suitable replacement is found to manage us or we are unable to find a suitable replacement on a timely basis, we may not be able to continue to execute our business strategy. No assurances can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. The failure of any of the key personnel of our Manager to service our business with the requisite time and dedication could materially and adversely affect our ability to execute our business strategy .

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

Our investment guidelines are very broad, and our board of directors will not approve each decision to acquire, dispose of, or otherwise manage an asset.

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

Our management agreement with our Manager was negotiated between related parties, and its terms may not be as favorable to us as if it had been negotiated on an arm’s-length basis with an unrelated third party. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under our management agreement or our rights as a third party beneficiary to the services agreement between our Manager and Freedom Mortgage because of our desire to maintain ongoing relationships with our Manager and Freedom Mortgage. In the future, Freedom Mortgage may sponsor other vehicles that invest in Servicing Related Assets, prime loans or other residential mortgage assets, and there may be situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire Servicing Related Assets, prime mortgage loans or other residential mortgage assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer Servicing Related Assets, other residential mortgage assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

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

Termination of our management agreement without cause is subject to several conditions which may make such a termination difficult and a significant termination fee would be payable by us. That fee will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

If our Manager ceases to be our Manager, it would constitute an event of default or early termination event under some of our financing and hedging agreements, upon which our counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our Manager for any reason, including upon the non-renewal of our management agreement, and we are unable to obtain financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

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

In addition, our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law, and our bylaws require us to indemnify our present and former directors and officers, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us as a director or officer in these and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interests.

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

Risks Related to Our Preferred Stock

Our 8.20% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock,” and together with the Series A Preferred Stock, the “Preferred Stock”) ranks junior to our existing and future indebtedness and will rank junior to any other class or series of stock we may issue in the future with terms specifically providing that such stock ranks senior to the Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Senior Stock”), and your interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

Our Preferred Stock ranks junior to all of our existing and future indebtedness and any Senior Stock we may issue in the future and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. In the event of our bankruptcy, liquidation or dissolution or the winding-up of our affairs, our assets will be available to pay obligations on our Preferred Stock only after all of our indebtedness and other liabilities have been paid. In addition, our Preferred Stock would effectively rank junior to all indebtedness and other liabilities of any existing or future subsidiaries. Such subsidiaries are or would be separate legal entities and have or will have no legal obligation to pay any amounts to us in respect of dividends due on our Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of our Preferred Stock then outstanding. We may in the future incur substantial amounts of debt and other obligations that will rank senior to our Preferred Stock.

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of either series of Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. Other than the limited conversion rights afforded to holders of our Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Preferred Stock are not materially and adversely affected.

The Preferred Stock has not been rated.

We have not sought to obtain a rating for our Preferred Stock, and the Preferred Stock may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to either series of our Preferred Stock or that we may elect to obtain a rating of one or both series of our Preferred Stock in the future. Furthermore, we may elect to issue other securities for which we may seek to obtain a rating.

If any ratings are assigned to our Preferred Stock in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Preferred Stock.

Ratings only reflect the views of the issuing rating agency or agencies, and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Further, a rating is not a recommendation to purchase, sell or hold any particular security, including our Preferred Stock. In addition, ratings do not reflect market prices or suitability of a security for a particular investor, and any future rating of our Preferred Stock may not reflect all risks related to the Company and its business, or the structure or market value of our Preferred Stock.

We may not be able to pay dividends or other distributions on the Preferred Stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to our Preferred Stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on our Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this Annual Report on Form 10-K were to occur. In addition, our ability to pay dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Preferred Stock and on our common stock, to pay our indebtedness or to fund our other liquidity needs.

Holders of our Preferred Stock may not be able to exercise conversion rights upon a change of control. If exercisable, the change of control conversion rights applicable to our Preferred Stock may not adequately compensate holders of our Preferred Stock. These change of control conversion rights may also make it more difficult for a party to acquire us or discourage a party from acquiring us.

Upon the occurrence of certain changes of control, each holder of our Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined below), we have provided notice of our election to redeem some or all of the shares of Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Preferred Stock that are not called for redemption) to convert some or all of such holder’s Preferred Stock into shares of our common stock (or, under specified circumstances, certain alternative consideration). Notwithstanding that we generally may not redeem our Series A Preferred Stock prior to August 17, 2022 and our Series B Preferred Stock prior to April 15, 2024, we have a special optional redemption right to redeem our Preferred Stock in the event of certain changes of control, and holders of our Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the date the Preferred Stock is to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide notice to the holders of Preferred Stock (the “Change of Control Conversion Date”).

If we do not elect to redeem the Preferred Stock prior to the Change of Control Conversion Date, then upon an exercise of the conversion rights provided to the holders of our Preferred Stock, the holders of Preferred Stock will be limited to a maximum number of shares of our common stock (or, if applicable, certain alternative conversion consideration) which may result in a holder receiving shares of common stock (or alternative conversion consideration, as applicable) with a value that is less than the liquidation preference of our Preferred Stock.

In addition, the change of control conversion feature of the Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change of control transaction under circumstances that otherwise could provide the holders of Preferred Stock with the opportunity to realize a premium over the then-current market price of such stock or that stockholders may otherwise believe is in their best interests.

Our charter, including the articles supplementary designating the Preferred Stock, contains restrictions upon transfer and ownership of our stock, which may impair the ability of holders to acquire the Preferred Stock or convert Preferred Stock into our common stock.

Our charter, including the articles supplementary designating each series of our Preferred Stock, contains restrictions on transfer and ownership of our stock intended to, among other purposes, assist us in maintaining our qualification as a REIT for U.S. federal income tax purposes. Our charter provides that generally no person, other than certain exempted holders, may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.0% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. No holder of our Preferred Stock will be entitled to convert such stock into our common stock to the extent that receipt of shares of our common stock would cause the holder to exceed any of the limitations on ownership and transfer contained in our charter. In addition, these restrictions could have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of our Preferred Stock.

Holders of our Preferred Stock have limited voting rights.

Our common stock is the only class of our securities that carries full voting rights. Holders of our Preferred Stock may vote only (i) to elect two additional directors to our board of directors in the event that six full quarterly dividends (whether or not consecutive) payable on the applicable series of Preferred Stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating the applicable series of Preferred Stock, that materially and adversely affect the rights of the holders of that series of Preferred Stock or (iii) to authorize, increase or create additional classes or series of Senior Stock. Other than these limited circumstances, holders of our Preferred Stock generally do not have any voting rights.

The market price of our Preferred Stock could be substantially affected by various factors.

The market price of our Preferred Stock will depend on many factors, which may change from time to time, including:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Preferred Stock;
•	trading prices of common and preferred equity securities issued by REITs and other similar companies;
•	the annual yield from distributions on the Preferred Stock as compared to yields on other financial instruments;
•	general economic and financial market conditions;
•	government action or regulation;
•	our financial condition, performance and prospects and those of our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us, our competitors or our industry;
•	our issuance of additional preferred equity securities or the incurrence of debt; and
•	actual or anticipated variations in our quarterly operating results and those of our competitors.

As a result of these and other factors, holders of our Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Preferred Stock, including decreases unrelated to our operating performance or prospects.

Future offerings of debt or equity securities may adversely affect the market price of our Preferred Stock.

Future issuances and sales of Parity Stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for either series of our Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

If we decide to issue debt or Senior Stock in the future, it is possible that these securities will be governed by an indenture or other instrument containing covenants or other provisions that will restrict our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our Preferred Stock and may result in dilution to owners of our Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our Preferred Stock bear the risk of our future offerings reducing the market price of our Preferred Stock and diluting the value of their holdings in us.

If our common stock is delisted, the ability to transfer or sell shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

Other than in connection with certain changes of control, our Preferred Stock does not contain provisions that are intended to protect holders of our Preferred Stock if our common stock is delisted from the New York Stock Exchange (the “NYSE”). Since our Preferred Stock has no stated maturity date, holders of our Preferred Stock may be forced to hold their shares of Preferred Stock and receive stated dividends on the Preferred Stock when, as and if authorized by our board of directors and declared and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that our Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, the ability to transfer or sell shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

The historical levels of three-month LIBOR are not an indication of the future levels of three-month LIBOR.

From April 15, 2024, the dividend rate for the Series B Preferred Stock will be determined based on three-month LIBOR. In the past, the level of three-month LIBOR has experienced significant fluctuations. Historical levels, fluctuations and trends of three-month LIBOR are not necessarily indicative of future levels. Any historical upward or downward trend in three-month LIBOR is not an indication that three-month LIBOR is more or less likely to increase or decrease at any time during the floating rate period, and holders of the Series B Preferred Stock should not take the historical levels of three-month LIBOR as an indication of its future performance.

Although the actual three-month LIBOR on a dividend payment date or at other times during a dividend period may be higher than the three-month LIBOR on the applicable dividend determination date, only the level of three-month LIBOR on the dividend determination date for such dividend period will be used to establish the dividend rate for that dividend period. As a result, changes in the three-month LIBOR may not result in a comparable change in the market value of the Series B Preferred Stock from April 15, 2024.

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the Series B Preferred Stock.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. Actions by regulators or law enforcement agencies in the U.K. and elsewhere, as well as actions by the ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the trading market for securities on which the interest or dividend is determined by reference to LIBOR, such as the Series B Preferred Stock. To the extent the Three-Month LIBOR Rate is discontinued or is no longer quoted, the applicable base rate used to calculate dividend payments on the Series B Preferred Stock during the floating rate period will be determined using certain alternative methods. Any of these alternative methods may result in dividend payments that are lower than or that do not otherwise correlate over time with the dividend payments that would have been made on the Series B Preferred Stock during the floating rate period if the three-month LIBOR rate was available in its current form. The final alternative method sets the dividend rate for a dividend period during the floating rate period at the same rate as the immediately preceding dividend period during the floating rate period or, in the case of the first dividend period in the floating rate period, the most recent dividend rate that could have been determined had the floating rate period been applicable prior to the first dividend period in the floating rate period. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark,” such as the Series B Preferred Stock.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly held REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

We have created, and may create in the future, Excess MSRs from the MSRs held by Aurora. The IRS has issued two private letter rulings to other REITs holding that Excess MSRs are qualifying assets for purposes of the 75% asset test and produce qualifying income for purposes of the 75% gross income test. Any income that is qualifying income for the 75% gross income test is also qualifying income for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Based on these private letter rulings and other IRS guidance regarding excess mortgage servicing fees, we generally intend to treat our investments in Excess MSRs as qualifying assets for purposes of the 75% asset test and as producing qualifying income for purposes of the 95% and 75% gross income tests. However, we have not sought, and we do not intend to seek, our own private letter ruling. Thus, it is possible that the IRS could successfully take the position that our Excess MSRs are not qualifying assets or do not produce qualifying income, presumably by recharacterizing Excess MSRs as an interest in servicing compensation, in which case we may fail one or more of the income and asset requirements for REIT qualification. If we failed one of those tests, we would either be required to pay a penalty tax, which could be material, to maintain REIT status, or we would fail to qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% (25% for our 2017 and prior taxable years) of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate level tax liability. Specifically, the Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Solutions, Aurora and any future domestic TRS that we may form will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. Rather, under the TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduced taxation of certain income earned through passthrough entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. The TCJA generally requires us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, but excluding any accrual of income with respect to our MSRs, earlier than would be the case under the general tax rules, although the precise application of this rule remains unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Most of the changes made by the TCJA and applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA reduced the limit for an individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.

Our recognition of “phantom” income may reduce a stockholder’s after-tax return on an investment in our common stock.

We may recognize taxable income in excess of our economic income, known as phantom income, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. Moreover, under the TCJA, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, but excluding any accrual of income with respect to our MSRs, earlier than would be the case under the general tax rules, although the precise application of this rule remains unclear at this time. This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income.” As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2018, the Company is not aware of any material legal or regulatory claims.

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

Holders

As of March 18, 2019, we had seven holders of record of our common stock. The seven holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index, a peer group index, from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested on December 31, 2013 in our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	Year Ended
	December 31, 2014	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018
Cherry Hill Mortgage Investment Corporation	$115.46	$92.00	$146.22	$160.56	$176.01
Russel 2000	$104.89	$100.26	$121.63	$139.44	$124.09
SNL Finance REIT(A)	$114.52	$105.02	$129.36	$150.94	$145.09
S&P 500	$113.69	$115.26	$129.05	$157.22	$150.33

Source: SNL Financial LC

(A)	In addition to the Company, as of December 31, 2018, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Inc., AGNC Investment Corp., American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate, Arbor Realty Trust Inc., Ares Commercial RE Corp., Arlington Asset Invt Corp., ARMOUR Residential REIT Inc., Blackstone Mortgage Tr Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Credit Real Estate, Inc, CV Holdings Inc., Dynex Capital Inc., Ellington Resdl Mrtg REIT, Exantas Capital Corp., Granite Point Mortgage Trust, Great

Ajax Corp., Hannon Armstrong Sustainable, Hunt Companies Finance Trust, Invesco Mortgage Capital Inc., JER Investors Trust Inc., Jernigan Capital Inc., KKR Real Estate Finance Trust, Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp., New York Mortgage Trust Inc., Orchid Island Capital Inc., Owens Realty Mortgage Inc., PennyMac Mortgage Invt Trust, RAIT Financial Trust, Ready Capital Corp., Redwood Trust Inc., Sachem Capital Corp., Starwood Property Trust Inc., TPG RE Finance Trust Inc, Tremont Mortgage Trust, Two Harbors Investment Corp., United Development Funding IV, Western Asset Mrtg Cap Corp..

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2018:

Equity Incentive Plan Information

As of December 31, 2018

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,181,557
LTIP-OP Units	223,900
Forfeited LTIP-OP Units	(916)
Converted LTIP-OP Units	(12,917)
Shares of Common Stock	57,875
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		—

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

	Year Ended December 31,
Operating Data:	2018	2017	2016	2015	2014
Income
Interest income	$57,715	$42,049	$30,722	$27,712	$26,497
Interest expense	34,509	19,881	7,808	5,983	4,307
Net interest income	23,206	22,168	22,914	21,729	22,190
Servicing fee income	50,776	24,034	7,579	1,719	—
Servicing costs	10,615	5,783	2,562	761	—
Net servicing income	40,161	18,251	5,017	958	—
Other income (loss)
Realized gain (loss) on RMBS, net	(8,362)	(503)	1,399	854	(60)
Realized gain on investments in Excess MSRs, net	—	6,678	1,520	—	—
Realized loss on derivatives, net	(5,889)	(5,554)	(7,963)	(3,913)	(2,643)
Realized gain on acquired assets, net	—	—	—	449	—
Unrealized gain on derivatives, net	3,505	6,580	12,080	(59)	(6,564)
Unrealized gain on investments in Excess MSRs	—	—	249	(19)	(5,100)
Unrealized gain (loss) on investments in MSRs	(3,573)	9,159	(3,285)	(1,123)	—
Total Income	49,048	56,779	31,931	18,876	7,823
Expenses
General and administrative expense	3,941	3,817	3,284	3,081	3,028
Management fee to affiliate	5,946	4,347	2,946	2,783	2,560
Total Expenses	9,887	8,164	6,230	5,864	5,588
Income Before Income Taxes	39,161	48,615	25,701	13,012	2,235
(Benefit from) Provision for corporate business taxes	1,388	601	458	(343)	(140)
Net Income	37,773	48,014	25,243	13,355	2,375
Net income allocated to noncontrolling interests in Operating Partnership	(488)	(655)	(411)	(141)	(22)
Dividends on preferred stock	5,297	1,833	—	—	—
Net Income Applicable to Common Stockholders	$31,988	$45,526	$24,832	$13,214	$2,353
Net Income Per Share of Common Stock
Basic	$2.18	$3.98	$3.31	$1.76	$0.31
Diluted	$2.18	$3.98	$3.30	$1.76	$0.31
Weighted Average Number of Shares of Common Stock Outstanding
Basic	14,649,242	11,443,493	7,512,444	7,509,543	7,505,546
Diluted	14,657,498	11,450,831	7,523,297	7,512,444	7,508,827
Dividends per share of Common Stock	$2.11	$1.96	$2.11	$1.98	$2.03

Balance Sheet Data:	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
RMBS, available-for-sale (including pledged assets)	$1,770,110	$1,840,912	$671,904	$508,242	$416,003
Investments in Servicing Related Assets at fair value (including pledged assets)	294,907	122,806	61,263	97,803	91,322
Total Assets	2,153,277	2,050,685	792,878	636,340	531,926
Repurchase agreements	1,598,592	1,666,537	594,615	385,560	362,126
Federal Home Loan Bank advances	—	—	—	62,250	—
Derivative liabilities	3,816	344	694	4,595	4,088
Notes payable	157,543	39,025	22,886	24,313	—
Dividends payable	11,847	7,273	4,816	3,684	3,830
Total Liabilities	1,789,346	1,728,228	636,869	484,003	371,608
Total Stockholders’ Equity	363,931	322,457	156,009	152,337	160,318

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

All currency amounts are presented in thousands, except per share amounts or as otherwise noted.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the New York Stock Exchange under the symbols “CHMI,” “CHMI-PRA” and “CHMI-PRB,” respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. As described below, all of the Excess MSRs were sold back to Freedom Mortgage in November 2016 and February 2017. Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. We have also invested in Agency CMOs consisting of interest only securities (“IOs”) and risk-sharing securities issued by Fannie Mae and Freddie Mac, as well as non-Agency CMOs which are private label securities that are issued by a non-government related entity. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

On August 17, 2017, we issued and sold 2,400,000 shares of our Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Preferred Stock.”

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. In the period from the program’s inception and through December 31, 2018, the Company has issued and sold 318,206 shares of its Series A Preferred Stock pursuant to the Preferred Series A ATM Program for net proceeds of approximately $7.9 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. In the period from the program’s inception through December 31, 2018, the Company has issued and sold 833,593 shares of its common stock pursuant to the Common Stock ATM Program for net proceeds of approximately $15.4 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On February 11, 2019, we issued and sold 1,800,000 shares of our Series B Preferred Stock, raising approximately $43.6 million after underwriting discounts and commissions but before expenses of approximately $285,000. All of the net proceeds from the Series B Preferred Stock offering were also invested in RMBS. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 17. Subsequent Events.”

The Company anticipates that a significant portion of the paydowns of the RMBS acquired as a result of these equity offerings will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fees we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlay the MSRs held by Aurora or the non-Agency RMBS held in our portfolio.

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2018	3.82%	2.10%	1.72%
September 30, 2018	3.77%	2.05%	1.72%
June 30, 2018	3.74%	1.83%	1.91%
March 31, 2018	3.67%	1.81%	1.86%
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%
June 30, 2017	3.68%	1.78%	1.90%
March 31, 2017	3.62%	1.67%	1.95%

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

If prepayment speeds are significantly greater than expected, the fair value of the Servicing Related Assets could be less than their fair value as previously reported on our consolidated balance sheets. Such a reduction in the fair value of the Servicing Related Assets would have a negative impact on our book value. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets. We do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets. Our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon the termination of the subservicing agreement with Freedom Mortgage in the second or third quarter of 2019. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Transactions with Affiliates and Affiliated Entities.” In the year ended December 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $21.5 million and paid fees of approximately $32,000 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2017, Aurora received MSRs with an aggregate UPB of approximately $27.6 million and paid fees of approximately $43,000 to Freedom Mortgage under this joint marketing recapture agreement.

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

As of December 31, 2018, all of the Excess MSRs originally acquired from Freedom Mortgage have been sold back to Freedom Mortgage.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $9.9 million and $5.9 million in reimbursable servicing advances were receivable at December 31, 2018 and December 31, 2017, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s subsidiary TRS, Solutions and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2018	2017	2016
Income
Interest income	$57,715	$42,049	$30,722
Interest expense	34,509	19,881	7,808
Net interest income	23,206	22,168	22,914
Servicing fee income	50,776	24,034	7,579
Servicing costs	10,615	5,783	2,562
Net servicing income	40,161	18,251	5,017
Other income (loss)
Realized gain (loss) on RMBS, net	(8,362)	(503)	1,399
Realized gain on investments in Excess MSRs, net	—	6,678	1,520
Realized loss on derivatives, net	(5,889)	(5,554)	(7,963)
Realized gain on acquired assets, net	—	—	—
Unrealized gain on derivatives, net	3,505	6,580	12,080
Unrealized gain on investments in Excess MSRs	—	—	249
Unrealized gain (loss) on investments in MSRs	(3,573)	9,159	(3,285)
Total Income	49,048	56,779	31,931

	Year Ended December 31,
	2018	2017	2016
Expenses
General and administrative expense	3,941	3,817	3,284
Management fee to affiliate	5,946	4,347	2,946
Total Expenses	9,887	8,164	6,230
Income Before Income Taxes	39,161	48,615	25,701
Provision for corporate business taxes	1,388	601	458
Net Income	37,773	48,014	25,243
Net income allocated to noncontrolling interests in Operating Partnership	(488)	(655)	(411)
Dividends on preferred stock	5,297	1,833	—
Net Income Applicable to Common Stockholders	$31,988	$45,526	$24,832

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Year Ended December 31, 2018
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$99	$57,616	$—	$57,715
Interest expense	2,314	32,193	2	34,509
Net interest income (expense)	(2,215)	25,423	(2)	23,206
Servicing fee income	50,776	—	—	50,776
Servicing costs	10,615	—	—	10,615
Net servicing income	40,161	—	—	40,161
Other loss	(3,573)	(10,746)	—	(14,319)
Other operating expenses	—	—	9,887	9,887
Provision for corporate business taxes	1,388	—	—	1,388
Net income (loss)	$32,985	$14,677	$(9,889)	$37,773
	Year Ended December 31, 2017
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$523	$41,526	$—	$42,049
Interest expense	506	19,375	—	19,881
Net interest income	17	22,151	—	22,168
Servicing fee income	24,034	—	—	24,034
Servicing costs	5,783	—	—	5,783
Net servicing income	18,251	—	—	18,251
Other income	15,837	523	—	16,360
Other operating expenses	—	—	8,164	8,164
Provision for corporate business taxes	601	—	—	601
Net income (loss)	$33,504	$22,674	$(8,164)	$48,014

	Year Ended December 31, 2016
	Servicing Related Assets	RMBS	All Other	Total
Interest income	$14,129	$16,593	$—	$30,722
Interest expense	1,371	6,437	—	7,808
Net interest income	12,758	10,156	—	22,914
Servicing fee income	7,579	—	—	7,579
Servicing costs	2,562	—	—	2,562
Net servicing income	5,017	—	—	5,017
Other income (loss)	(1,516)	5,516	—	4,000
Other operating expenses	—	—	6,230	6,230
Provision for corporate business taxes	458	—	—	458
Net income (loss)	$15,801	$15,672	$(6,230)	$25,243

Interest Income

Interest income for the year ended December 31, 2018 was $57.7 million as compared to $42.0 million for the year ended December 31, 2017. The $15.7 million increase in interest income for the year ended December 31, 2018 as compared to the year ended December 31, 2017, was comprised of a decrease of approximately $424,000 in Servicing Related Assets offset by an increase of approximately $16.1 million in RMBS primarily resulting from the investment of the net proceeds of the equity offerings that the Company completed during the year ended December 31, 2018.

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

Interest Expense

Interest expense for the year ended December 31, 2018 was $34.5 million as compared to $19.9 million for the year ended December 31, 2017. The $14.6 million increase for the year ended December 31, 2018 as compared to the year ended December 31, 2017, was comprised of an increase of approximately $1.8 million from Servicing Related Assets and an increase of approximately $12.8 million from RMBS. The changes were primarily due to additional Servicing Related Assets financing, additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

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

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2018 decreased by approximately $3.6 million. The decrease was a primarily due to changes in valuation inputs or assumptions.

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2017 increased by approximately $9.2 million. The increase was a primarily due to changes in valuation inputs or assumptions.

The fair value of our investments in Servicing Related Assets for the year ended December 31, 2016, decreased by approximately $3.0 million. The decrease was primarily a function of a larger decrease in the fair value of our investments in MSRs of approximately $3.3 million for the year ended December 31, 2016, as compared to a decrease of approximately $1.1 million for the year ended December 31, 2015.

Change in Fair Value of Derivatives

The fair value of derivatives for the year ended December 31, 2018 increased by approximately $3.5 million primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the year ended December 31, 2017 increased by approximately $6.6 million primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the year ended December 31, 2016 increased by approximately $12.1 million from December 31, 2015 primarily due to changes in interest rates.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2018 increased by approximately $124,000 as compared to the year ended December 31, 2017. The increase was primarily due to costs associated with Sarbanes-Oxley compliance and the growth of Aurora.

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

Management Fees to Affiliate

Management fees for the years ended December 31, 2018 and December 31, 2017 increased by approximately $1.6 million and $1.4 million, respectively from the preceding year primarily due to the sale of the Company’s common and preferred stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Management fees for the year ended December 31, 2016 increased by approximately $160,000 from the year ended December 31, 2015, primarily due to an increase in book value and additional pass through costs.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.3%, 1.4% and 1.6% of net income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. Each annual increase relative to the prior year was due primarily to the issuance and sale of additional shares of our capital stock during the applicable year.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Year Ended December 31, 2018
Accumulated other comprehensive loss, December 31, 2017	$(2,942)
Other comprehensive loss	(35,458)
Accumulated other comprehensive loss, December 31, 2018	$(38,400)
Year Ended December 31, 2017
Accumulated other comprehensive loss, December 31, 2016	$(6,393)
Other comprehensive income	3,451
Accumulated other comprehensive loss, December 31, 2017	$(2,942)
Year Ended December 31, 2016
Accumulated other comprehensive loss, December 31, 2015	$(197)
Other comprehensive loss	(6,196)
Accumulated other comprehensive loss, December 31, 2016	$(6,393)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the year ended December 31, 2018, a 23 basis point increase in the 10 Year U.S. Treasury rate and an increase in credit spreads caused a net unrealized loss on our RMBS of approximately $35.5 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and
•	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in Excess MSRs and MSRs, realized and unrealized gain (loss) on derivatives, and realized (gain) loss on acquired assets. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of Excess MSRs. Core earnings include yield maintenance payments received in connection with the sale of the Company’s Excess MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the year ended December 31, 2018, as compared to the year ended December 31, 2017, increased by approximately $7.5 million, or $0.03 per average common share, primarily due to increased invested capital as a result of the common and preferred stock offerings that the Company completed during the year ended December 31, 2018.

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

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net Income	$37,773	$48,014	$25,243
Realized loss (gain) on RMBS, net	8,362	503	(1,399)
Realized gain on investments in Excess MSRs, net	—	(6,678)	(1,520)
Realized loss on derivatives, net	5,889	5,554	7,963
Unrealized gain on derivatives, net	(3,505)	(6,580)	(12,080)
Unrealized gain on investments in Excess MSRs	—	—	(249)
Unrealized loss (gain) on investments in MSRs	3,573	(9,159)	3,285
Tax benefit of unrealized loss on MSRs	994	704	862
Estimated ‘catch up’ premium amortization cost	—	2,245	(2,358)
Changes due to realization of expected cash flows	(14,285)	(9,666)	(3,512)
Reversal of loss on acquired assets, net	—	—	244
Yield maintenance income	—	2,750	250
Total core earnings:	$38,801	$27,687	$16,729
Core earnings attributable to noncontrolling interests in Operating Partnership	(501)	(378)	(272)
Dividends on preferred stock	5,297	1,833	—
Core Earnings Attributable to Common Stockholders	$33,003	$25,476	$16,457
Core Earnings Attributable to Common Stockholders, per Share	$2.25	$2.22	$2.19
GAAP Net Income Per Share of Common Stock	$2.18	$3.98	$3.30

Our Portfolio

Excess MSRs

As of December 31, 2016, we had approximately $29.4 million of estimated carrying value of Excess MSRs. These Excess MSRs were sold to Freedom Mortgage on February 1, 2017. As a result, we had no investments in Excess MSRs at December 31, 2018 or December 31, 2017.

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $27.5 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$254,691	$21,366,980	4.37%	0.25%	328	17	0.3%
Government	40,216	3,480,009	3.37%	0.31%	321	32	—%
MSR Total/WA	$294,907	$24,846,989	4.23%	0.26%	327	19	0.2%

As of December 31, 2017

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$82,150	$7,724,397	3.89%	0.25%	303	24	0.2%
Government	40,656	3,986,254	3.36%	0.31%	333	20	—%
MSR Total/WA	$122,806	$11,710,651	3.71%	0.27%	313	23	0.1%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating		Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B	)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B	)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B	)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247			3.98%	3.82%	25

As of December 31, 2017

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating		Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B	)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B	)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B	)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238			3.86%	3.66%	25
(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	We used an implied AAA rating for the Fannie Mae and Freddie Mac securities, other than CMOs, which are unrated.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2018	December 31, 2017	December 31, 2016
Weighted Average Asset Yield	3.48%	2.91%	3.22%
Weighted Average Interest Expense	2.17%	1.64%	1.56%
Net Interest Spread	1.31%	1.27%	1.66%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in approximately $80.9 million and $57.9 million, respectively, of net proceeds which have been invested in Agency RMBS. In June 2018, we completed an additional offering of our common stock which resulted in approximately $53.6 million of net proceeds which have been invested in RMBS. Net proceeds from sales pursuant to both the Preferred Series A ATM Program and the Common Stock ATM Program are also available for general corporate purposes, including investment in RMBS. The Company anticipates that a significant portion of the paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of December 31, 2018, we had repurchase agreements with 28 counterparties and approximately $1,598.6 million of outstanding repurchase agreement borrowings from 19 of those counterparties, which were used to finance RMBS. As of December 31, 2018, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2018 was approximately 4.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317
December 31, 2016	$636,880	$688,628	$594,615
September 30, 2016	$511,475	$537,139	$466,209
June 30, 2016	$485,476	$544,862	$456,075
March 31, 2016	$406,360	$414,153	$398,374

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility, MSR Revolver, and the MSR Term Facility (as defined below); the sale of our Excess MSRs to Freedom Mortgage as described above; and the sales of our common stock and Series A Preferred Stock throughout the years ended December 31, 2018 and 2017.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.2% and 5.2% as of December 31, 2018 and December 31, 2017, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$823,397	$776,666	2.51%
One to three months	875,291	821,926	2.56%
Greater than three months	—	—	—%
Total/Weighted Average	$1,698,688	$1,598,592	2.54%

As of December 31, 2017

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$444,476	$429,573	1.44%
One to three months	1,278,872	1,231,687	1.48%
Greater than three months	5,216	5,277	1.52%
Total/Weighted Average	$1,728,564	$1,666,537	1.47%

The amount of collateral as of December 31, 2018 and December 31, 2017, including cash, was $1,706.9 million and $1,757.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2018 and December 31, 2017 was 38 days and 46 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At December 31, 2018 and December 31, 2017, approximately $96.5 million and $20.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2018, approximately $45.0 million was outstanding under the MSR Revolver.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $63.6 million and our investing activities used cash of approximately $165.9 million for the year ended December 31, 2018. The cash used for our investing activities resulted from the equity offerings that we completed in 2018 as well as the execution of our ongoing investment strategy.

Our operating activities provided cash of approximately $40.2 million and our investing activities used cash of approximately $1,224.5 million for the year ended December 31, 2017. The cash used investing activities resulted from the equity offerings that we completed in 2017 as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the year ended December 31, 2018 was $2.18. Our GAAP earnings per share for the year ended December 31, 2017 was $3.98.

Off-balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2018 and December 31, 2017 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,598,592	$—	$—	$—	$1,598,592
Interest on repurchase agreement borrowings(A)	$6,624	$—	$—	$—	$6,624
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,996	$—	$16,996
Interest on MSR Term Facility borrowings	$1,008	$1,642	$306	$—	$2,956
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$96,500	$—	$—	$96,500
Interest on MSR Financing Facility borrowings	$6,118	$9,252	$—	$—	$15,370
MSR Revolver
Borrowings under MSR Revolver	$—	$45,000	$—	$—	$45,000
Interest on MSR Revolver borrowings	$3,316	$4,461	$—	$—	$7,777

As of December 31, 2017

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,666,537	$—	$—	$—	$1,666,537
Interest on repurchase agreement borrowings(A)	$4,041	$—	$—	$—	$4,041
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$13,000	$—	$19,000
Interest on MSR Term Facility borrowings	$1,133	$1,893	$1,063	$—	$4,089
MSR Financing Facility
Borrowings under MSR Financing Facility	$389	$3,306	$16,806	$—	$20,501
Interest on MSR Financing Facility borrowings	$1,100	$2,019	$732	$—	$3,851
(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2018 and December 31, 2017, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

As of December 31, 2018, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Freedom Mortgage has given notice of its termination of the subservicing agreement without cause. The sub-servicing of these loans, as well as the other loans being sub-serviced by Freedom Mortgage, will be transferred to another sub-servicer upon the effective date of termination of the Freedom Mortgage sub-servicing agreement expected to occur in the second or third quarter of 2019. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon the termination of the subservicing agreement. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of additional MSR financing, as well as possibly warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk through utilization of hedging instruments, primarily interest rate swap agreements. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate changes on our borrowings.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2018

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$277,424	$265,607	$254,692	$244,585	$235,204
Change in FV	$22,732	$10,915	$—	$(10,107)	$(19,487)
% Change in FV	9%	4%	—	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$272,688	$263,879	$254,692	$245,554	$236,729
Change in FV	$17,996	$9,187	$—	$(9,138)	$(17,963)
% Change in FV	7%	4%	—	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$261,205	$257,949	$254,692	$251,435	$248,178
Change in FV	$6,514	$3,257	$—	$(3,257)	$(6,514)
% Change in FV	3%	1%	—	(1)%	(3)%

Government

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$44,591	$42,299	$40,216	$38,314	$36,572
Change in FV	$4,375	$2,084	$—	$(1,902)	$(3,644)
% Change in FV	11%	5%	—	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,763	$41,522	$40,216	$38,912	$37,646
Change in FV	$2,547	$1,306	$—	$(1,303)	$(2,569)
% Change in FV	6%	3%	—	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$41,930	$41,073	$40,216	$39,358	$38,501
Change in FV	$1,715	$857	$—	$(857)	$(1,715)
% Change in FV	4%	2%	—	(2)%	(4)%

As of December 31, 2017

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$88,812	$85,361	$82,149	$79,154	$76,354
Change in FV	$6,662	$3,212	$—	$(2,996)	$(5,796)
% Change in FV	8%	4%	—	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$89,240	$85,583	$82,149	$78,814	$75,678
Change in FV	$7,090	$3,434	$—	$(3,335)	$(6,471)
% Change in FV	9%	4%	—	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$84,518	$83,334	$82,149	$80,965	$79,781
Change in FV	$2,368	$1,184	$—	$(1,184)	$(2,368)
% Change in FV	3%	1%	—	(1)%	(3)%

Government

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$45,133	$42,790	$40,656	$38,707	$36,920
Change in FV	$4,477	$2,134	$—	$(1,949)	$(3,736)
% Change in FV	11%	5%	—	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,910	$41,872	$40,656	$39,383	$38,112
Change in FV	$2,253	$1,216	$—	$(1,273)	$(2,544)
% Change in FV	6%	3%	—	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$42,309	$41,483	$40,656	$39,830	$39,003
Change in FV	$1,653	$827	$—	$(827)	$(1,653)
% Change in FV	4%	2%	—	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2018

		Fair Value Change
	December 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,822,236
RMBS Total Return (%)		(0.32)%	(0.73)%	(1.22)%	(1.76)%	(3.01)%
RMBS Dollar Return		$(5,722)	$(13,181)	$(21,979)	$(31,872)	$(54,308)

As of December 31, 2017

		Fair Value Change
	December 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,873,411
RMBS Total Return (%)		(0.35)%	(0.83)%	(1.40)%	(2.06)%	(3.58)%
RMBS Dollar Return		$(6,590)	$(15,432)	$(26,162)	$(38,443)	$(66,922)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2018, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Credit Risk

Although we expect relatively low credit risk with respect to our portfolio of Agency RMBS, our investments in CMOs and MSRs expose us to the credit risk of borrowers. To the extent we invest in prime mortgage loans, we expect to encounter credit risk related to these asset classes.

Item 8.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 18, 2019

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2018	December 31, 2017
Assets
RMBS, available-for-sale (including pledged assets of $1,698,688 and $1,728,564, respectively)	$1,770,110	$1,840,912
Investments in Servicing Related Assets at fair value (including pledged assets of $294,907 and $122,806, respectively)	294,907	122,806
Cash and cash equivalents	31,834	27,327
Restricted cash	8,185	29,168
Derivative assets	24,258	13,830
Receivables and other assets	23,983	16,642
Total Assets	$2,153,277	$2,050,685
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,598,592	$1,666,537
Derivative liabilities	3,816	344
Notes payable	157,543	39,025
Dividends payable	11,847	7,273
Due to affiliates	2,003	3,035
Accrued expenses and other liabilities	15,545	12,014
Total Liabilities	$1,789,346	$1,728,228
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,718,206 shares issued and outstanding as of December 31, 2018 and 100,000,000 shares authorized and 2,400,000 shares issued and outstanding as of December 31, 2017, liquidation preference of $67,955 as of December 31, 2018 and liquidation preference of $60,000 as of December 31, 2017	$65,639	$57,917
Common stock, $0.01 par value, 500,000,000 shares authorized and 16,652,170 shares issued and outstanding as of December 31, 2018 and 500,000,000 shares authorized and 12,721,464 shares issued and outstanding as of December 31, 2017	167	127
Additional paid-in capital	298,614	229,642
Retained earnings	34,653	35,238
Accumulated other comprehensive income (loss)	(38,400)	(2,942)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$360,673	$319,982
Non-controlling interests in Operating Partnership	3,258	2,475
Total Stockholders’ Equity	$363,931	$322,457
Total Liabilities and Stockholders’ Equity	$2,153,277	$2,050,685

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income
(in thousands — except per share data)

	Year Ended December 31,
	2018	2017	2016
Income
Interest income	$57,715	$42,049	$30,722
Interest expense	34,509	19,881	7,808
Net interest income	23,206	22,168	22,914
Servicing fee income	50,776	24,034	7,579
Servicing costs	10,615	5,783	2,562
Net servicing income	40,161	18,251	5,017
Other income (loss)
Realized gain (loss) on RMBS, net	(8,362)	(503)	1,399
Realized gain on investments in Excess MSRs, net	—	6,678	1,520
Realized loss on derivatives, net	(5,889)	(5,554)	(7,963)
Unrealized gain on derivatives, net	3,505	6,580	12,080
Unrealized gain on investments in Excess MSRs	—	—	249
Unrealized gain (loss) on investments in MSRs	(3,573)	9,159	(3,285)
Total Income	49,048	56,779	31,931
Expenses
General and administrative expense	3,941	3,817	3,284
Management fee to affiliate	5,946	4,347	2,946
Total Expenses	9,887	8,164	6,230
Income Before Income Taxes	39,161	48,615	25,701
Provision for corporate business taxes	1,388	601	458
Net Income	37,773	48,014	25,243
Net income allocated to noncontrolling interests in Operating Partnership	(488)	(655)	(411)
Dividends on preferred stock	5,297	1,833	—
Net Income Applicable to Common Stockholders	$31,988	$45,526	$24,832
Net Income Per Share of Common Stock
Basic	$2.18	$3.98	$3.31
Diluted	$2.18	$3.98	$3.30
Weighted Average Number of Shares of Common Stock Outstanding
Basic	14,649,242	11,443,493	7,512,444
Diluted	14,657,498	11,450,831	7,523,297

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$37,773	$48,014	$25,243
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(43,820)	2,948	(4,797)
Reclassification of net realized gain (loss) on RMBS included in earnings	8,362	503	(1,399)
Other comprehensive income (loss)	(35,458)	3,451	(6,196)
Comprehensive income	$2,315	$51,465	$19,047
Comprehensive income attributable to noncontrolling interests in Operating Partnership	30	702	311
Dividends on preferred stock	5,297	1,833	—
Comprehensive income (loss) attributable to common stockholders	$(3,012)	$48,930	$18,736

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2015	7,519,038	$75	—	$—	$148,332	$(197)	$3,133	$994	$152,337
Issuance of common stock	6,310	—	—	—	125	—	—	—	125
Net Income	—	—	—	—	—	—	24,832	411	25,243
Other Comprehensive Income	—	—	—	—	—	(6,196)	—	—	(6,196)
LTIP-OP Unit awards	—	—	—	—	—	—	—	618	618
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	(246)	(246)
Common dividends declared, $2.11 per share	—	—	—	—	—	—	(15,872)	—	(15,872)
Balance, December 31, 2016	7,525,348	$75	—	$—	$148,457	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,196,116	52	—	—	81,185	—	—	—	81,237
Issuance of preferred stock	—	—	2,400,000	57,917	—	—	—	—	57,917
Conversion of OP units	—	—	—	—	—	—	—	(238)	(238)
Net Income before dividends on preferred stock	—	—	—	—	—	—	47,359	655	48,014
Other Comprehensive Income	—	—	—	—	—	3,451	—	—	3,451
LTIP-OP Unit awards	—	—	—	—	—	—	—	607	607
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	(326)	(326)
Common dividends declared, $1.96 per share	—	—	—	—	—	—	(22,381)	—	(22,381)
Preferred dividends declared, $0.44 per share	—	—	—	—	—	—	(1,833)	—	(1,833)
Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	3,930,706	40	—	—	68,972	—	—	—	69,012
Issuance of preferred stock	—	—	318,206	7,722	—	—	—	—	7,722
Net Income before dividends on preferred stock	—	—	—	—	—	—	37,285	488	37,773
Other Comprehensive Income	—	—	—	—	—	(35,458)	—	—	(35,458)
LTIP-OP Unit awards	—	—	—	—	—	—	—	662	662
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	(367)	(367)
Common dividends declared, $1.96 per share	—	—	—	—	—	—	(32,573)	—	(32,573)
Preferred dividends declared, $2.05 per share	—	—	—	—	—	—	(5,297)	—	(5,297)
Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$34,653	$3,258	$363,931

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income	$37,773	$48,014	$25,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	8,362	503	(1,399)
Change in fair value of investments in Servicing Related Assets	3,573	(9,159)	3,036
Realized (gain) loss on investments in Excess MSRs, net	—	(6,678)	(1,520)
Realized loss on derivatives, net	5,889	5,554	7,963
Unrealized gain on derivatives, net	(3,505)	(6,580)	(12,080)
Realized (gain) loss on TBA dollar rolls, net	(1,089)	—	—
Amortization of premiums on investment securities	12,036	8,676	4,115
Amortization of deferred financing costs	205	79	8
LTIP-OP Unit awards	662	607	618
Changes in:
Receivables and other assets	(7,341)	(4,345)	(2,908)
Due to affiliates	(1,032)	1,141	896
Payables for unsettled trades	—	(6,202)	6,202
Accrued expenses and other liabilities and dividends payable	8,105	8,709	4,291
Net cash provided by operating activities	$63,638	$40,319	$34,465
Cash Flows From Investing Activities
Purchase of RMBS	(410,886)	(1,348,134)	(312,095)
Principal paydown of RMBS	170,740	110,409	55,847
Proceeds from sale of RMBS	255,092	62,989	83,735
Principal paydown of Excess MSRs	—	—	7,804
Proceeds from sale of Excess MSRs	—	35,905	42,493
Acquisition of MSRs	(175,674)	(81,611)	(15,395)
Purchase of derivatives	(5,219)	(4,196)	(8,616)
Sale of derivatives	63	163	133
Net cash used in investing activities	$(165,884)	$(1,224,475)	$(146,094)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	6,721,379	4,610,000	2,263,101
Repayments of repurchase agreements	(6,789,324)	(3,538,078)	(2,054,046)
Proceeds from derivative financing	(3,095)	—	—
Proceeds from Federal Home Loan Bank advances	—	—	7,000
Repayments of Federal Home Loan Bank advances	—	—	(69,250)
Proceeds from bank loans	120,317	26,921	13,992
Principal paydown of bank loans	(2,004)	(10,861)	(15,427)
Dividends paid	(37,870)	(24,214)	(15,872)
LTIP-OP Units distributions paid	(367)	(326)	(246)
Conversion of OP units	—	(238)	—
Issuance of common stock, net of offering costs	69,012	81,237	125
Issuance of preferred stock, net of offering costs	7,722	57,917	—
Net cash provided by financing activities	$85,770	$1,202,358	$129,377
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(16,476)	$18,202	$17,748
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	56,495	38,293	20,545
Cash, Cash Equivalents and Restricted Cash, End of Period	$40,019	$56,495	$38,293
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$29,821	$14,409	$6,981
Dividends declared but not paid	$11,847	$7,273	$4,816

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), Cherry Hill QRS V, LLC (“QRS V”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of interest in the excess servicing portion of the interest payments on mortgage loans (“Excess MSRs”) and mortgage servicing rights (“MSRs”) (collectively, “Servicing Related Assets”); residential mortgage-backed securities (“RMBS” or “securities”) and derivatives; credit losses, including the period of time during which the Company anticipates an increase in the fair values of RMBS sufficient to recover unrealized losses on those RMBS; and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective in nature. Actual results could differ from the Company’s estimates, and the differences may be material.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the year ended December 31, 2018 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2017 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Interest income has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2018 and December 31, 2017. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $687,000 and $549,000 at December 31, 2018 and December 31, 2017, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $7.5 million and $28.6 million at December 31, 2018 and December 31, 2017, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2018, $3.2 million of variation margin was reported as a decrease to the interest rate swap liability, at fair value. As of December 31, 2017, variation margin pledged or received was netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

Due to Affiliate

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’s wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Realized gain (loss) on RMBS, net
Gain on RMBS	$104	$213	$1,572
Loss on RMBS	(8,466)	(716)	(173)
Net realized gain (loss) on RMBS	(8,362)	(503)	1,399
Realized loss on derivatives, net	(5,889)	(5,554)	(7,963)
Unrealized gain on derivatives, net	3,505	6,580	12,080
Realized gain on Excess MSRs, net	—	6,678	1,520
Unrealized gain on Excess MSRs, net	—	—	249
Unrealized gain (loss) on MSRs, net	(3,573)	9,159	(3,285)
Total	$(14,319)	$16,360	$4,000

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

Recent Accounting Pronouncements

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The Company has determined this ASU will not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Revenue Recognition – In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. As a result of the issuance of ASU No. 2015-14 in August 2015 deferring the effective date of ASU No. 2014-09 by one year, the ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017, with early adoption prohibited. Adoption of this guidance was delayed until the first SEC filing after the Company lost its emerging growth company status, which is December 31, 2018. The Company has evaluated the new guidance and determined that interest income, gains and losses on financial instruments and income from servicing residential mortgage loans are outside the scope of ASC 606, Revenues from Contracts with Customers. For income from servicing residential mortgage loans, the Company considered that the FASB Transition Resource Group members generally agreed that an entity should look to ASC 860, Transfers and Servicing, to determine the appropriate accounting for these fees and ASC 606 contains a scope exception for contracts that fall under ASC 860. As a result, the adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, an accounting standards update that changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the impact of adoption of this ASU.

Statement of Cash Flows − In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, an accounting standards update that amends the guidance on the classification of certain cash receipts and cash payments presented within the statement of cash flows to reduce the existing diversity in practice. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance was delayed until the first SEC filing after the Company lost its emerging growth company status, which is December 31, 2018. The Company has evaluated the new guidance and determined that none of the cash flow issues covered in this update are applicable to the Company. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Income Taxes − In October 2016, the FASB issued ASU 2016-16, Income Taxes, an accounting standards update that amends the guidance on the classification of income taxes related to the intra-entity transfer of assets other than inventory. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance was delayed until the first SEC filing after the Company lost its emerging growth company status, which is December 31, 2018. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Restricted Cash − In November 2016, the FASB issued ASU 2016-18, Restricted Cash, an accounting standards update that amends the guidance on restricted cash within the statement of cash flows. The update amends the classification of restricted cash and cash equivalents to be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Adoption of this guidance was delayed until the first SEC filing after the Company lost its emerging growth company status, which is December 31, 2018. As a result of adopting this guidance, restricted cash and cash equivalents are included within “Cash, Cash Equivalents and Restricted Cash” on the Consolidated Statements of Cash Flows. The Company applied the retrospective transition method, which resulted in reclassification of comparative periods.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2018
Interest income	$99	57,616	$—	$57,715
Interest expense	2,314	32,193	2	34,509
Net interest income	(2,215)	25,423	(2)	23,206
Servicing fee income	50,776	—	—	50,776
Servicing costs	10,615	—	—	10,615
Net servicing income	40,161	—	—	40,161
Other income	(3,573)	(10,746)	—	(14,319)
Other operating expenses	—	—	9,887	9,887
Provision for corporate business taxes	1,388	—	—	1,388
Net income (loss)	$32,985	$14,677	$(9,889)	$37,773
Year Ended December 31, 2017
Interest income	$523	$41,526	$—	$42,049
Interest expense	506	19,375	—	19,881
Net interest income	17	22,151	—	22,168
Servicing fee income	24,034	—	—	24,034
Servicing costs	5,783	—	—	5,783
Net servicing income	18,251	—	—	18,251
Other income	15,837	523	—	16,360
Other operating expenses	—	—	8,164	8,164
Provision for corporate business taxes	601	—	—	601
Net income (loss)	$33,504	$22,674	$(8,164)	$48,014

	Servicing Related Assets	RMBS	All Other	Total
Year Ended December 31, 2016
Interest income	$14,129	$16,593	$—	$30,722
Interest expense	1,371	6,437	—	7,808
Net interest income	12,758	10,156	—	22,914
Servicing fee income	7,579	—	—	7,579
Servicing costs	2,562	—	—	2,562
Net servicing income	5,017	—	—	5,017
Other income	(1,516)	5,516	—	4,000
Other operating expenses	—	—	6,230	6,230
(Benefit from) provision for corporate business taxes	458	—	—	458
Net income (loss)	$15,801	$15,672	$(6,230)	$25,243
Balance Sheet
December 31, 2018
Investments	$294,907	$1,770,110	$—	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	—	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931
December 31, 2017
Investments	$122,806	$1,840,912	$—	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	—	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457
December 31, 2016
Investments	$61,263	$671,904	$—	$733,167
Other assets	8,826	32,495	18,390	59,711
Total assets	70,089	704,399	18,390	792,878
Debt	22,886	594,615	—	617,501
Other liabilities	2,481	9,490	7,397	19,368
Total liabilities	25,367	604,105	7,397	636,869
Book value	$44,722	$100,294	$10,993	$156,009

Note 4 — Investments in RMBS

RMBS on which the payment of principal and interest is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise are referred to as “Agency RMBS.” All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

As of December 31, 2017

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,306,823	$1,241,027	$1,427	$(8,755)	$1,233,699	154	(B)	3.80%	3.61%	26
Freddie Mac	556,204	515,475	864	(2,795)	513,544	64	(B)	3.74%	3.57%	27
CMOs	98,325	87,353	6,343	(27)	93,669	20	(B)	5.26%	4.88%	12
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at December 31, 2018 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2018.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$24,377	$15,100	$731	$(134)	$15,697	7	(B)	4.97%	4.93%	09
Over 10 Years	2,017,720	1,793,320	4,875	(43,782)	1,754,413	240	(B)	3.97%	3.81%	25
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

As of December 31, 2017

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$16,069	$15,483	$324	$(312)	$15,495	3	(B)	4.33%	4.06%	7
Over 10 Years	1,945,283	1,828,372	8,310	(11,265)	1,825,417	235	(B)	3.85%	3.65%	26
Total/Weighted Average	$1,961,352	$1,843,855	$8,634	$(11,577)	$1,840,912	238		3.86%	3.66%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at December 31, 2018 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2018.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At December 31, 2018 and December 31, 2017, the Company pledged Agency RMBS with a carrying value of approximately $1,698.7 million and $1,728.6 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2018 and December 31, 2017, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Unrealized losses that are considered OTTI are recognized in earnings. The Company recorded approximately $45,000 and $77,000 of OTTI charges during the years ended December 31, 2018 and December 31, 2017, respectively.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2018

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$13,909	$224,617	$(1,563)	$223,054	28	(B)	4.26%	4.14%	24
Twelve or More Months	10,446	1,321,115	(42,353)	1,278,762	181	(B)	3.78%	3.60%	25
Total/Weighted Average	$24,355	$1,545,732	$(43,916)	$1,501,816	209		3.85%	3.68%	25

As of December 31, 2017

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$1,026,911	$1,005,352	$(5,378)	$999,974	111	(B)	3.81%	3.63%	26
Twelve or More Months	323,858	289,599	(6,199)	283,400	45	(B)	3.61%	3.40%	25
Total/Weighted Average	$1,350,769	$1,294,951	$(11,577)	$1,283,374	156		3.76%	3.58%	26
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at December 31, 2018 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2018.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

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

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $27.5 billion as of the respective acquisition dates. See Note 7 for a description of the Company’s acquisition of Ginnie Mae MSRs from Freedom Mortgage in connection with the sale by the Company of its Excess MSRs to Freedom Mortgage.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,366,980	$258,070	(C)	$254,691	4.37%	27.3	$(3,379)
Government	3,480,009	40,410	(C)	40,216	3.37%	26.8	(194)
Total / Weighted Average	$24,846,989	$298,480		$294,907	4.23%	27.2	$(3,573)

As of December 31, 2017

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$7,724,397	$81,499	(C)	$82,150	3.89%	25.2	$651
Government	3,986,254	32,148	(C)	40,656	3.36%	27.8	8,508
Total / Weighted Average	$11,710,651	$113,647		$122,806	3.71%	26.1	$9,159
(A)	Carrying value approximates the fair value of the pools (see Note 9).

(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the underlying residential mortgage loans of the Servicing Related Assets:

Geographic Concentration of Servicing Related Assets

As of December 31, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.4%
Florida	5.1%
All other	75.8%
Total	100.0%

As of December 31, 2017

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New Jersey	7.2%
Florida	5.3%
All other	73.8%
Total	100.0%

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

Note 6 — Equity and Earnings per Common Share

Common and Preferred Stock

On October 9, 2013, the Company completed an initial public offering (the “IPO”) and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights on Excess MSRs and RMBS.

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

The Company anticipates that a significant portion of the paydowns of the RMBS acquired with offering proceeds will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

See “Note 17—Subsequent Events” for a description of the Company’s offering of its 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share.

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Issuance Price
	Issued		Forfeited	Converted	Issued		Forfeited
December 31, 2016	(140,350	)(A)	916	—	(28,503)		3,155	1,335,218
Number of securities issued or to be issued upon exercise	(38,150)		—	12,917	(21,116)		—	(46,349)	$18.39
December 31, 2017	(178,500)		916	12,917	(49,619)		3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400	)(B)	—	—	(8,256	)(C)	—	(53,656)	$18.17
December 31, 2018	(223,900)		916	12,917	(57,875)		3,155	1,235,213
(A)	Subject to forfeiture in certain circumstances prior to June 14, 2020.
(B)	Subject to forfeiture in certain circumstances prior to June 13, 2021.
(C)	Subject to forfeiture in certain circumstances prior to June 13, 2019.

The Company recognized approximately $662,000 and $607,000 in share-based compensation expense in the years ended December 31, 2018 and December 31, 2017, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of December 31, 2018, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2018, the non-controlling interest holders in the Operating Partnership owned 210,067 LTIP-OP Units, or approximately 1.3% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2018, the Company issued and sold 833,593 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $18.84 per share for gross proceeds of approximately $15.7 million before fees of approximately $314,000 and expenses of approximately $200,000.

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 96,200,000 shares were undesignated and 3,800,000 shares were designated as Series A Preferred Stock as of December 31, 2018.

On August 17, 2017, the Company completed an offering of 2,400,000 shares of Series A Preferred Stock for net proceeds of $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000.

In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year period ended December 31, 2018, the Company issued and sold 318,206 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.37 per share for gross proceeds of approximately $8.1 million before fees of approximately $127,000.

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

See “Note 17—Subsequent Events” for a description of the Company’s issuance and sale of an additional series of preferred stock.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Share Information

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income allocable to common stockholders	$37,773	$48,014	$25,243
Net income allocated to noncontrolling interests in Operating Partnership	(488)	(655)	(411)
Dividends on preferred stock	5,297	1,833	—
Net income attributable to common stockholders	$31,988	$45,526	$24,832

	Year Ended December 31,
	2018	2017	2016
Denominator:
Weighted average common shares outstanding	14,649,242	11,443,493	7,512,444
Weighted average diluted shares outstanding	14,657,498	11,450,831	7,523,297
Basic and Diluted:
Basic	$2.18	$3.98	$3.31
Diluted	$2.18	$3.98	$3.30

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

Management Fees and Compensation Reimbursement to Affiliate

	Year Ended December 31,
	2018	2017	2016
Management fees	$5,088	$3,583	$2,303
Compensation reimbursement	858	764	643
Total	$5,946	$4,347	$2,946

Subservicing Agreement

Freedom Mortgage is directly servicing a portion of the Company’s portfolio of Fannie Mae and Freddie Mac MSRs and all of its Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Freedom Mortgage has given notice of termination of the subservicing agreement without cause, which will be effective in the second or third quarter of 2019. Under this agreement, Freedom Mortgage will continue to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency, and the Company will continue to pay customary fees to Freedom Mortgage for specified services, until the servicing is transferred.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon termination of the subservicing agreement with Freedom Mortgage in the second or third quarter of 2019. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage. During the year ended December 31, 2017, MSRs on 116 loans with an aggregate UPB of approximately $27.6 million had been received from Freedom Mortgage which generated approximately $43,000 in fees due to Freedom Mortgage.

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

The Company leases four employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 and $1.0 million as of December 31, 2018 and 2017, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2018	December 31, 2017
Notional amount of interest rate swaps	$1,380,000	$1,067,950
Notional amount of swaptions	110,000	155,000
Notional amount of TBAs, net	35,000	26,900
Notional amount of Treasury futures	80,000	—
Notional amount of options on Treasury futures	—	—
Total notional amount	$1,605,000	$1,249,850

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2018	$1,380,000	2.18%	2.61%	5.0
December 31, 2017	$1,067,950	1.83%	1.44%	4.9

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
December 31, 2018	$110,000	3.25%	LIBOR-BBA	%	10.0
December 31, 2017	$155,000	2.88%	LIBOR-BBA	%	10.8
(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Consolidated Statements of Income (Loss) Location	Year Ended December 31,
Derivatives		2018	2017	2016
Interest rate swaps	Realized gain (loss) on derivatives, net	$(2,149)	$(1,573)	$(6,600)
Swaptions	Realized gain (loss) on derivatives, net	(1,451)	(680)	(884)
TBAs	Realized gain (loss) on derivatives, net	(2,315)	(1,339)	(316)
Treasury futures	Realized gain (loss) on derivatives, net	26	(1,962)	(163)
Total		$(5,889)	$(5,554)	$(7,963)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2018

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$23,176	$—	$23,176	$(23,176)	$—	$—
Swaptions	170	—	170	(170)	—	—
TBAs	349	(181)	168	(168)	—	—
Treasury futures	744	—	744	(57)	(687)
Total Assets	$24,439	$(181)	$24,258	$(23,571)	$(687)	$—

Liabilities
Repurchase agreements	$1,598,592	$—	$1,598,592	$(1,591,094)	$(7,498)	$—
Interest rate swaps	3,816	—	3,816	(3,816)	—
TBAs	181	(181)	—	—	—	—
Total Liabilities	$1,602,589	$(181)	$1,602,408	$(1,594,910)	$(7,498)	$—

As of December 31, 2017

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$12,994	$—	$12,994	$(12,994)	$—	$—
Swaptions	802	—	802	(802)	—	—
TBAs	34	—	34	(34)	—	—
Total Assets	$13,830	$—	$13,830	$(13,830)	$—	$—

Liabilities
Repurchase agreements	$1,666,537	$—	$1,666,537	$(1,637,922)	$(28,615)	$—
Interest rate swaps	342	—	342	32	(374)	—
Treasury futures	2	—	2	177	(179)	—
Total Liabilities	$1,666,881	$—	$1,666,881	$(1,637,713)	$(29,168)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2018 and December 31, 2017.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2018 and December 31, 2017.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2018 and December 31, 2017.

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

Recurring Fair Value Measurements

As of December 31, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$1,178,164	$—	$1,178,164
Freddie Mac	—	459,008	—	459,008
CMOs	—	132,938	—	132,938
RMBS total	—	1,770,110	—	1,770,110
Derivative assets
Interest rate swaps	—	23,176	—	23,176
Interest rate swaptions	—	170	—	170
TBAs	—	168	—	168
Treasury futures	—	744	—	744
Derivative assets total	—	24,258	—	24,258
Servicing related assets	—	—	294,907	294,907
Total Assets	$—	$1,794,368	$294,907	$2,089,275
Liabilities
Derivative liabilities
Interest rate swaps	—	3,816	—	3,816
TBAs	—	—	—	—
Treasury futures	—	—	—	—
Derivative liabilities total	—	3,816	—	3,816
Total Liabilities	$—	$3,816	$—	$3,816

As of December 31, 2017

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$1,233,699	$—	$1,233,699
Freddie Mac	—	513,544	—	513,544
CMOs	—	93,669	—	93,669
RMBS total	—	1,840,912	—	1,840,912
Derivative assets
Interest rate swaps	—	12,994	—	12,994
Interest rate swaptions	—	802	—	802
TBAs	—	34	—	34
Derivative assets total	—	13,830	—	13,830
Servicing related assets	—	—	122,806	122,806
Total Assets	$—	$1,854,742	$122,806	$1,977,548
Liabilities
Derivative liabilities
Interest rate swaps	—	342	—	342
Treasury futures	—	2	—	2
Derivative liabilities total	—	344	—	344
Total Liabilities	$—	$344	$—	$344

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2018 and December 31, 2017 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2018

Level 3(A)
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	178,192
Other changes(B)	(2,518)
Purchases, sales and principal paydowns:	$175,674
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,648
Other changes in fair value(C)	(18,221)
Unrealized loss included in Net Income	$(3,573)
Balance at December 31, 2018	$294,907

As of December 31, 2017

	Level 3(A)
	Excess MSRs Pool 2	MSRs	Total
Balance at December 31, 2016	$29,392	$31,871	$61,263
Purchases, sales and principal paydowns:
Purchases	—	83,586	83,586
Sales	(35,905)	—	(35,905)
Other changes(B)	6,513	(1,810)	4,703
Purchases, sales and principal paydowns:	$(29,392)	$81,776	$52,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	—	16,034	16,034
Other changes in fair value(C)	—	(6,875)	(6,875)
Unrealized loss included in Net Income	$—	$9,159	$9,159
Balance at December 31, 2017	$—	$122,806	$122,806
(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$254,691	Discounted cash flow	Constant prepayment speed	4.5% - 20.6%	9.1%
			Uncollected payments	0.5% - 11.7%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,216	Discounted cash flow	Constant prepayment speed	6.3% - 17.9%	8.9%
			Uncollected payments	3.1% - 12.4%	4.2%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$294,907

As of December 31, 2017

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
MSRs
Conventional	$82,150	Discounted cash flow	Constant prepayment speed	6.5% - 23.5%	10.5%
			Uncollected payments	0.2% - 1.8%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,656	Discounted cash flow	Constant prepayment speed	6.0% - 14.2%	8.1%
			Uncollected payments	0.4% - 5.2%	3.3%
			Discount rate		12.0%
			Annual cost to service, per loan		$96
TOTAL	$122,806
(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurements. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

Fair Value of Financial Assets and Liabilities

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

Corporate debt that matures in more than one year consists solely of financing secured by Aurora’s Servicing Related Assets. Approximately ninety percent of the debt is revolving and bears interest at adjustable rates, while the remaining portion is amortizing and bears interest at a fixed rate. Due to the amount of the fixed debt relative to that of all of the corporate debt, the Company considers that the amount of the corporate debt generally approximates fair value.

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2018 and December 31, 2017 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2018 and December 31, 2017.

Commitments to Purchase/Sell RMBS

As of December 31, 2018 and December 31, 2017, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of December 31, 2018 and December 31, 2017, the Company was not obligated to purchase or sell any Agency RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,598.6 million and $1,666.5 million of borrowings under its repurchase agreements as of December 31, 2018 and December 31, 2017, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 38 days and 46 days as of December 31, 2018 and December 31, 2017, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$776,666	2.51%
One to three months	821,926	2.56%
Greater than three months	—	—%
Total/Weighted Average	$1,598,592	2.54%

As of December 31, 2017

	Repurchase Agreements	Weighted Average Rate
Less than one month	$429,573	1.44%
One to three months	1,231,687	1.48%
Greater than three months	5,277	1.52%
Total/Weighted Average	$1,666,537	1.47%

There were no overnight or demand securities as of December 31, 2018 or December 31, 2017.

Note 12 – Notes Payable

At December 31, 2016, the Company had outstanding borrowings of $8.9 million on the NexBank term loan. This loan was paid in full in connection with the sale of the Excess MSRs in Excess MSR Pool 2 back to Freedom Mortgage in February 2017.

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $96.5 million and $20.5 million was outstanding under the MSR Financing Facility at December 31, 2018 and December 31, 2017, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $45.0 million was outstanding under the MSR Revolver at December 31, 2018.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2018

	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$10,996	$—	$—	$16,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$6,195	$90,305	$—	$—	$—	$96,500
MSR Revolver
Borrowings under MSR Revolver Facility	$—	$—	$45,000	$—	$—	$—	$45,000
Total	$2,000	$8,195	$137,305	$10,996	$—	$—	$158,496

As of December 31, 2017

	2018	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$2,000	$11,000	$—	$19,000
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$389	$1,608	$1,697	$16,806	$—	$20,500
Total	$2,000	$2,389	$3,608	$3,697	$27,806	$—	$39,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2018	December 31, 2017
Servicing advances	$9,942	$5,901
Interest receivable	6,540	5,804
Repurchased loans held for sale	2,814	2,160
Other receivables	4,687	2,777
Total other assets	$23,983	$16,642

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2018 and December 31, 2017 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2018	December 31, 2017
Accrued interest payable	$8,019	$4,252
Escrow funds held	37	37
Net current tax payable	152	—
Net deferred tax payable	2,078	843
Accrued expenses	5,259	6,882
Total accrued expenses and other liabilities	$15,545	$12,014

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2018
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$16,958	$15,323	$12,019	$13,415
Interest expense	10,385	9,257	7,324	7,543
Net interest income	6,573	6,066	4,695	5,872
Servicing fee income	16,574	14,017	11,535	8,650
Servicing costs	3,528	2,981	2,394	1,712
Net servicing income	13,046	11,036	9,141	6,938
Other income (loss)
Realized loss on RMBS, net	(2,932)	(428)	(121)	(4,881)
Realized gain (loss) on derivatives, net	(3,162)	(707)	(2,033)	13
Unrealized gain (loss) on derivatives, net	(30,937)	8,807	6,009	19,626
Unrealized gain (loss) on investments in MSRs	(21,924)	6,218	(365)	12,498
Total Income (Loss)	(39,336)	30,992	17,326	40,066
Expenses
General and administrative expense	962	1,165	937	877
Management fee to affiliate	1,649	1,599	1,383	1,315
Total Expenses	2,611	2,764	2,320	2,192
Income Before Income Taxes	(41,947)	28,228	15,006	37,874
(Benefit from) provision for corporate business taxes	(3,137)	729	1,161	2,635
Net Income (Loss)	(38,810)	27,499	13,845	35,239
Net income (loss) allocated to noncontrolling interests in Operating Partnership	505	(364)	(173)	(456)
Dividends on preferred stock	1,395	1,372	1,317	1,213
Net Income (Loss) Applicable to Common Stockholders	$(39,700)	$25,763	$12,355	$33,570
Net Income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$(2.42)	$1.62	$0.91	$2.64
Diluted	$(2.42)	$1.62	$0.91	$2.64
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,382,914	15,864,774	13,616,461	12,713,265
Diluted	16,391,170	15,873,030	13,624,676	12,721,464

	2017
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$14,037	$11,932	$10,002	$6,078
Interest expense	7,062	6,096	4,292	2,431
Net interest income	6,975	5,836	5,710	3,647
Servicing fee income	7,660	6,307	5,493	4,574
Servicing costs	1,939	1,626	991	1,227
Net servicing income	5,721	4,681	4,502	3,347
Other income (loss)
Realized loss on RMBS, net	(1)	(169)	(77)	(256)
Realized gain on investments in Excess MSRs, net	—	—	—	6,678
Realized loss on derivatives, net	(1,260)	(1,480)	(1,797)	(1,017)
Realized gain on acquired assets, net	—	—	—	—
Unrealized gain (loss) on derivatives, net	8,447	1,684	(4,633)	1,082
Unrealized gain (loss) on investments in Excess MSRs	—	—	—	—
Unrealized gain (loss) on investments in MSRs	3,688	(2,334)	(4,507)	12,312
Total Income (Loss)	23,570	8,218	(802)	25,793
Expenses
General and administrative expense	849	948	1,045	975
Management fee to affiliate	1,345	948	1,162	892
Total Expenses	2,194	1,896	2,207	1,867
Income Before Income Taxes	21,376	6,322	(3,009)	23,926
(Benefit from) provision for corporate business taxes	1,143	(537)	(1,344)	1,339
Net Income (Loss)	20,233	6,859	(1,665)	22,587
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(269)	(93)	119	(412)
Dividends on preferred stock	1,240	593	—	—
Net Income (Loss) Applicable to Common Stockholders	$18,724	$6,173	$(1,546)	$22,175
Net Income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$1.47	$0.49	$(0.12)	$2.90
Diluted	$1.47	$0.49	$(0.12)	$2.90
Weighted Average Number of Shares of Common Stock Outstanding
Basic	12,713,265	12,703,577	12,695,090	7,634,038
Diluted	12,721,464	12,711,776	12,701,715	7,640,348

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Current federal income tax expense (benefit)	$116	$(575)	$575
Current state income tax expense (benefit)	35	(62)	83
Deferred federal income tax expense (benefit)	1,009	1,046	(198)
Deferred state income tax expense (benefit)	228	192	(2)
Provision for Corporate Business Taxes	$1,388	$601	$458

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2018		2017		2016
Computed income tax (benefit) expense at federal rate	$8,225	21.0%	$17,015	35.0%	$8,995	35.0%
State taxes (benefit), net of federal tax, if applicable	222	0.6%	115	0.2%	50	0.2%
Tax benefit due to federal rate change	—	—%	(431)	(0.9)%	—	—%
Permanent differences in taxable income from GAAP pre-tax income	—	0.5%	—	—%	140.0	0.6%
Provision to return adjustment	181	—%	(117.0)	(0.2)%	—	—%
REIT income not subject to tax (benefit)	(7,240)	(18.6)%	(15,981)	(32.9)%	(8,727)	(34.0)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$1,388	3.5%	$601	1.2%	$458	1.8%
(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2018, December 31, 2017 and December 31, 2016, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2018	2017
Income taxes payable
Federal income taxes payable	$116	$—
State and local income taxes payable	35	—
Income taxes payable	$151	$—
	December 31, 2018	December 31, 2017
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(4)	$(10)
Deferred tax - mortgage servicing rights	2,082	909
Deferred tax - net operating loss	—	(56)
Total net deferred tax (assets) liabilities	$2,078	$843

The deferred tax liabilities as of December 31, 2018, December 31, 2017 and December 31, 2016 were each primarily related to MSRs. No valuation allowance has been established at December 31, 2018, December 31, 2017 or December 31, 2016. As of December 31, 2018 and December 31, 2017, deferred tax liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

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

Note 17 – Subsequent Events

On February 11, 2019, the Company completed an offering of 1,800,000 shares of the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”), for net proceeds of approximately $43.6 million after underwriting discounts and commissions but before expenses of approximately $285,000.

The Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Dividends will be payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company, beginning on April 15, 2019.

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

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 18, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
New York, NY
March 18, 2019

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2018.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

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
3.1
Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

3.2
Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

3.3
Articles Supplementary designating the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the SEC on August 16, 2017).

3.4
Articles Supplementary classifying and designating 1,270,000 additional shares of the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on April 5, 2018).

3.5
Articles Supplementary designating the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the SEC on February 8, 2019).

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29, 2013).

4.2
Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the SEC by Stanley Middleman on October 11, 2013.

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

10.4
Amendment No. 1, entered into as of October 22, 2015, to Amended and Restated Management Agreement, entered into as of September 24, 2013, by and among Cherry Hill Mortgage Investment Corporation and its consolidated subsidiaries and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on October 23, 2015).

10.5
Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29, 2013).

10.6+
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29, 2013).

10.7+
Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

10.8
Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated as of April 25, 2013 (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29, 2013).

10.9
First Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on August 16, 2017).

10.10
Second Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated April 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on April 5, 2018).

10.11
Third Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated February 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on February 8, 2019).

10.12+
Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

10.13+
Form of Unrestricted Non-Employee Director Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on January 27, 2014).

Exhibit Number	Description
10.14+
Form of Restricted Non-Employee Director Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on January 27, 2014).

10.15
Letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36099) filed with the SEC on March 16, 2018).

10.16
Amendment, dated January 9, 2016, to the letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K (File No. 001-36099) filed with the SEC on March 16, 2018).

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 18, 2019	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 18, 2019	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Date: March 18, 2019	By:	/s/ Martin Levine
Martin Levine
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 18, 2019	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 18, 2019	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

Date: March 18, 2019	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director