Form 10-Q
period 2019-03-31
Cherry Hill Mortgage Investment Corp
filed 2019-05-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
Commission file number 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Maryland	46-1315605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1451 Route 34, Suite 303
Farmingdale, New Jersey	07727
(Address of Principal Executive Offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CHMI	New York Stock Exchange
8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	CHMI-PRA	New York Stock Exchange
8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value	CHMI-PRB	New York Stock Exchange

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

As of May 9, 2019, there were 16,769,318 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

·	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
·	the Company’s expected leverage;
·	the Company’s expected investments and the timing thereof;
·	the Company’s ability to acquire servicing-related assets and mortgage and real estate-related securities;
·	estimates and statements relating to, and the Company’s ability to make, future distributions to holders of the Company’s securities;
·	the Company’s ability to compete in the marketplace;
·	market, industry and economic trends;
·
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the U.S. Securities and Exchange Commission (“SEC”);

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

·
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	(unaudited)
	March 31, 2019	December 31, 2018
Assets
RMBS, available-for-sale (including pledged assets of $1,897,432 and $1,698,688, respectively)	$1,985,958	$1,770,110
Investments in Servicing Related Assets at fair value (including pledged assets of $304,029 and $294,907, respectively)	304,029	294,907
Cash and cash equivalents	47,561	31,834
Restricted cash	5,368	8,185
Derivative assets	15,848	24,258
Receivables and other assets	27,890	23,983
Total Assets	$2,386,654	$2,153,277
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,785,345	$1,598,592
Derivative liabilities	1,608	3,816
Notes payable	160,674	157,543
Dividends payable	9,807	11,847
Due to affiliates	1,767	2,003
Accrued expenses and other liabilities	13,155	15,545
Total Liabilities	$1,972,356	$1,789,346
Stockholders’ Equity
Series A Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,767,686 shares issued and outstanding as of March 31, 2019 and 100,000,000 shares authorized and 2,718,206 shares issued and outstanding as of December 31, 2018, liquidation preference of $69,192 as of March 31, 2019 and liquidation preference of $67,955 as of December 31, 2018	$66,859	$65,639
Series B Preferred stock, $0.01 par value, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of March 31, 2019 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2018, liquidation preference of $50,000 as of March 31, 2019 and liquidation preference of $0 as of December 31, 2018	48,140	-
Common stock, $0.01 par value, 500,000,000 shares authorized and 16,658,170 shares issued and outstanding as of March 31, 2019 and 500,000,000 shares authorized and 16,652,170 shares issued and outstanding as of December 31, 2018	167	167
Additional paid-in capital	298,746	298,614
Retained earnings	3,867	34,653
Accumulated other comprehensive income (loss)	(6,419)	(38,400)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$411,360	$360,673
Non-controlling interests in Operating Partnership	2,938	3,258
Total Stockholders’ Equity	$414,298	$363,931
Total Liabilities and Stockholders’ Equity	$2,386,654	$2,153,277

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2019	2018
Income
Interest income	$16,969	$13,415
Interest expense	10,744	7,543
Net interest income	6,225	5,872
Servicing fee income	17,188	8,650
Servicing costs	3,821	1,712
Net servicing income	13,367	6,938
Other income (loss)
Realized loss on RMBS, net	-	(4,881)
Realized gain (loss) on derivatives, net	(7,476)	13
Unrealized gain (loss) on derivatives, net	(8,272)	19,626
Unrealized gain (loss) on investments in MSRs	(27,175)	12,498
Total Income	(23,331)	40,066
Expenses
General and administrative expense	963	877
Management fee to affiliate	1,809	1,315
Total Expenses	2,772	2,192
Income (Loss) Before Income Taxes	(26,103)	37,874
Provision for (Benefit from) corporate business taxes	(4,965)	2,635
Net Income (Loss)	(21,138)	35,239
Net (income) loss allocated to noncontrolling interests in Operating Partnership	349	(456)
Dividends on preferred stock	1,841	1,213
Net Income (Loss) Applicable to Common Stockholders	$(22,630)	$33,570
Net Income (Loss) Per Share of Common Stock
Basic	$(1.36)	$2.64
Diluted	$(1.36)	$2.64
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,646,114	12,713,265
Diluted	16,654,370	12,721,464

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$(21,138)	$35,239
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	31,981	(35,924)
Reclassification of net realized gain on RMBS included in earnings	-	4,881
Other comprehensive income (loss)	31,981	(31,043)
Comprehensive income	$10,843	$4,196
Comprehensive income attributable to noncontrolling interests in Operating Partnership	179	54
Dividends on preferred stock	1,841	1,213
Comprehensive income attributable to common stockholders	$8,823	$2,929

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	-	-	-	-	37	-	-	-	37
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Net Income before dividends on preferred stock	-	-	-	-	-	-	34,783	456	35,239
Other Comprehensive Income	-	-	-	-	-	(31,043)	-	-	(31,043)
LTIP-OP Unit awards	-	-	-	-	-	-	-	138	138
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(6,235)	-	(6,235)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,213)	-	(1,213)
Balance, March 31, 2018	12,721,464	$127	2,400,000	$57,917	$229,679	$(33,985)	$62,573	$2,986	$319,297

Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$34,653	$3,258	$363,931
Issuance of common stock	6,000	$-	-	-	132	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	(103)	(103)
Net Income (Loss) before dividends on preferred stock	-	-	-	-	-	-	(20,789)	(349)	(21,138)
Other Comprehensive Income	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	266	266
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,156)	-	(8,156)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$(6,419)	$3,867	$2,938	$414,298

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(21,138)	$35,239
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	-	4,881
Change in fair value of investments in Servicing Related Assets	27,175	(12,498)
Realized (gain) loss on derivatives, net	7,476	(13)
Unrealized (gain) loss on derivatives, net	8,272	(19,626)
Realized gain on TBA dollar rolls, net	(406)	(259)
Amortization of premiums on investment securities	1,889	3,460
Amortization of deferred financing costs	199	31
LTIP-OP Unit awards	266	138
Changes in:
Receivables and other assets	(3,907)	(1,082)
Due to affiliates	(236)	1,403
Accrued interest on derivatives	(1,754)	716
Accrued expenses and other liabilities, and dividends payable	(4,430)	4,747
Net cash provided by operating activities	$13,406	$17,137
Cash Flows From Investing Activities
Purchase of RMBS	(220,328)	(40,556)
Principal paydown of RMBS	34,571	41,644
Proceeds from sale of RMBS	-	157,758
Acquisition of MSRs	(36,296)	(52,841)
Purchase of derivatives	(83)	(842)
Sale of derivatives	1,735	954
Net cash provided by (used in) investing activities	$(220,401)	$106,117
Cash Flows From Financing Activities
Borrowings under repurchase agreements	1,967,107	1,904,638
Repayments of repurchase agreements	(1,780,354)	(2,070,613)
Proceeds from derivative financing	(9,038)	17,548
Proceeds from bank loans	10,782	36,195
Principal paydown of bank loans	(7,850)	(502)
Dividends paid	(9,997)	(7,448)
LTIP-OP Units distributions paid	(134)	(83)
Conversion of OP units	(103)	-
Issuance of common stock, net of offering costs	132	37
Issuance of preferred stock, net of offering costs	49,360	-
Net cash provided by (used in) financing activities	$219,905	$(120,228)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$12,910	$3,026
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	40,019	56,495
Cash, Cash Equivalents and Restricted Cash, End of Period	$52,929	$59,521
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$10,219	$8,800
Dividends declared but not paid	$9,807	$7,257

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2019

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of mortgage servicing rights (“MSRs” or “Servicing Related Assets”); residential mortgage-backed securities (“RMBS” or “securities”) and derivatives; credit losses, including the period of time during which the Company anticipates an increase in the fair values of RMBS sufficient to recover unrealized losses on those RMBS; and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated interim financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the three-month period ended March 31, 2019 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2018 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $6.4 million and $5.7 million in interest income was receivable at March 31, 2019 and December 31, 2018, respectively. Interest income has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. OTTI has been classified within ‘Realized gain (loss) on RMBS, net” on the consolidated statements of income (loss). The Company did not record any OTTI charges during the three-month periods ended March 31, 2019 or March 31, 2018.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2019 and December 31, 2018. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

The Company’s bi-lateral derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($2.7 million and $687,000 at March 31, 2019 and December 31, 2018, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $2.6 million and $7.5 million at March 31, 2019 and December 31, 2018, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2019, approximately $5.9 million of variation margin was reported as a decrease to the interest rate swap liability, at fair value. Variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

Due to Affiliate

The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’s wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company also must meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.

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

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Realized loss on RMBS, net
Loss on RMBS	$-	$(4,881)
Net realized loss on RMBS	-	(4,881)
Realized gain (loss) on derivatives, net	(7,476)	13
Unrealized gain (loss) on derivatives, net	(8,272)	19,626
Unrealized gain (loss) on investments in MSRs, net	(27,175)	12,498
Total	$(42,923)	$27,256

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

Recent Accounting Pronouncements

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. The ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the impact of adoption of this ASU.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends the guidance on the disclosure requirements on fair value measurements in ASC 820. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

Changes in Stockholders’ Equity - In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company has adopted the new interim disclosure requirement in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2019
Interest income	$258	$16,711	$-	$16,969
Interest expense	1,188	9,555	1	10,744
Net interest income (expense)	(930)	7,156	(1)	6,225
Servicing fee income	17,188	-	-	17,188
Servicing costs	3,821	-	-	3,821
Net servicing income	13,367	-	-	13,367
Other loss	(24,967)	(17,956)	-	(42,923)
Other operating expenses	-	-	2,772	2,772
Benefit from corporate business taxes	(4,965)	-	-	(4,965)
Net loss	$(7,565)	$(10,800)	$(2,773)	$(21,138)

Three Months Ended March 31, 2018
Interest income	$-	$13,415	$-	$13,415
Interest expense	213	7,330	-	7,543
Net interest income (expense)	(213)	6,085	-	5,872
Servicing fee income	8,650	-	-	8,650
Servicing costs	1,712	-	-	1,712
Net servicing income	6,938	-	-	6,938
Other income	12,498	14,758	-	27,256
Other operating expenses	-	-	2,192	2,192
Provision for corporate business taxes	2,635	-	-	2,635
Net income (loss)	$16,588	$20,843	$(2,192)	$35,239

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2019
Investments	$304,029	$1,985,958	$-	$2,289,987
Other assets	23,682	25,059	47,926	96,667
Total assets	327,711	2,011,017	47,926	2,386,654
Debt	160,674	1,785,345	-	1,946,019
Other liabilities	5,156	8,123	13,058	26,337
Total liabilities	165,830	1,793,468	13,058	1,972,356
Book value	$161,881	$217,549	$34,868	$414,298

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

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

Summary of RMBS Assets

As of March 31, 2019

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,481,219	$1,303,878	$4,766	$(14,879)	$1,293,765	167	(B)	3.88%	3.71%	25
Freddie Mac	632,876	545,181	2,678	(5,220)	542,639	71	(B)	3.77%	3.63%	27
CMOs	147,129	143,170	6,529	(145)	149,554	34	(B)	5.64%	5.63%	16
Total/Weighted Average	$2,261,224	$1,992,229	$13,973	$(20,244)	$1,985,958	272		3.97%	3.83%	25

As of December 31, 2018

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at March 31, 2019 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade by at least one NRSRO as of March 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of March 31, 2019

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$39,581	$27,946	$1,509	$(70)	$29,385	10	(B)	5.49%	5.41%	09
Over 10 Years	2,221,643	1,964,283	12,464	(20,174)	1,956,573	262	(B)	3.95%	3.81%	25
Total/Weighted Average	$2,261,224	$1,992,229	$13,973	$(20,244)	$1,985,958	272		3.97%	3.83%	25

As of December 31, 2018

Years to Maturity	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$24,377	$15,100	$731	$(134)	$15,697	7	(B)	4.97%	4.93%	09
Over 10 Years	2,017,720	1,793,320	4,875	(43,782)	1,754,413	240	(B)	3.97%	3.81%	25
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at March 31, 2019 by at least one NRSRO. Private label securities are rated investment grade by at least one NRSRO as of March 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At March 31, 2019 and December 31, 2018, the Company pledged Agency RMBS with a carrying value of approximately $1,897.4 million and $1,698.7 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Unrealized losses that are considered OTTI are recognized in earnings. The Company did not record any OTTI charges during the three-month periods ended March 31, 2019 or March 31, 2018.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2019

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$3,201	$12,456	$(145)	$12,311	4	(B)	5.94%	5.94%	15
Twelve or More Months	10,348	1,267,062	(20,099)	1,246,963	179	(B)	3.80%	3.61%	25
Total/Weighted Average	$13,549	$1,279,518	$(20,244)	$1,259,274	183		3.82%	3.64%	25

As of December 31, 2018

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$13,909	$224,617	$(1,563)	$223,054	28	(B)	4.26%	4.14%	24
Twelve or More Months	10,446	1,321,115	(42,353)	1,278,762	181	(B)	3.78%	3.60%	25
Total/Weighted Average	$24,355	$1,545,732	$(43,916)	$1,501,816	209		3.85%	3.68%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at March 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of March 31, 2019.

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

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $30.8 billion as of the respective acquisition dates.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$24,148,731	$290,988	(C)	$265,667	4.40%	27.3	$(25,321)
Government	3,378,234	40,216	(C)	38,362	3.37%	26.5	(1,854)
MSR Total/Weighted Average	$27,526,965	$331,204		$304,029	4.28%	27.2	$(27,175)

As of December 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,366,980	$258,070	(C)	$254,691	4.37%	27.3	$(3,379)
Government	3,480,009	40,410	(C)	40,216	3.37%	26.8	(194)
MSR Total/Weighted Average	$24,846,989	$298,480		$294,907	4.23%	27.2	$(3,573)

(A)	Carrying value represents the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	12.8%
Texas	6.2%
Maryland	5.2%
All other	75.8%
Total	100.0%

As of December 31, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.4%
Florida	5.1%
All other	75.8%
Total	100.0%

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

Note 6 — Equity and Earnings per Common Share

Common and Preferred Stock

On October 9, 2013, the Company completed an initial public offering (the “IPO”) and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement. Substantially all of the net proceeds from the IPO and the concurrent private placement were used to invest in excess mortgage servicing rights and RMBS.

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

On February 11, 2019, the Company completed an offering of 1,800,000 shares of the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”). The underwriters subsequently exercised their option to purchase an additional 200,000 shares for total proceeds of approximately $48.4 million after underwriting discounts and commissions but before expenses of approximately $285,000. The net proceeds were invested in RMBS and MSRs.

The Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company, beginning on April 15, 2019.

The Company anticipates that a significant portion of the paydowns of the RMBS acquired with offering proceeds will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. The Company did not issue any shares of common stock under the Common Stock ATM Program during the three-month period ended March 31, 2019.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2019, the Company issued and sold 49,480 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.05 per share for gross proceeds of approximately $1.2 million before fees of approximately $20,000.

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Issuance Price
	Issued	Forfeited	Converted	Issued	Forfeited
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869

December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise		-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838

The Company recognized approximately $266,000 and $138,000 in share-based compensation expense in the three-month periods ended March 31, 2019 and March 31, 2018, respectively. There was approximately $2.0 million and $1.1 million of total unrecognized share-based compensation expense as of March 31, 2019 and December 31, 2018, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2019, the non-controlling interest holders in the Operating Partnership owned 270,442 LTIP-OP Units, or approximately 1.6% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income (loss) allocable to common stockholders	$(21,138)	$35,239
Net (income) loss allocated to noncontrolling interests in Operating Partnership	349	(456)
Dividends on preferred stock	1,841	1,213
Net income (loss) attributable to common stockholders	$(22,630)	$33,570
Denominator:
Weighted average common shares outstanding	16,646,114	12,713,265
Weighted average diluted shares outstanding	16,654,370	12,721,464
Basic and Diluted:
Basic	$(1.36)	$2.64
Diluted	$(1.36)	$2.64

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended March 31,
	2019	2018
Management fees	$1,571	$1,124
Compensation reimbursement	238	191
Total	$1,809	$1,315

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Freedom Mortgage has given notice of termination of the subservicing agreement without cause, which will be effective in the second or third quarter of 2019. Under this agreement, Freedom Mortgage will continue to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency, and the Company will continue to pay customary fees to Freedom Mortgage for specified services, until the servicing is transferred.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon termination of the subservicing agreement with Freedom Mortgage in the second or third quarter of 2019. During the three-month period ended March 31, 2019, MSRs on 15 loans with an aggregate UPB of approximately $3.4 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.

Other Transactions with Affiliated Persons

The Company leases four employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 and $757,000 as of March 31, 2019 and December 31, 2018, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2019	December 31, 2018
Notional amount of interest rate swaps	$1,535,000	$1,380,000
Notional amount of swaptions	55,000	110,000
Notional amount of TBAs, net	165,000	35,000
Notional amount of Treasury futures	186,200	80,000
Notional amount of options on Treasury futures	(30,000)	-
Total notional amount	$1,911,200	$1,605,000

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2019	$1,535,000	2.15%	2.68%	5.2
December 31, 2018	$1,380,000	2.18%	2.61%	5.1

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
March 31, 2019	$55,000	3.37%	LIBOR-BBA	%	10.5
December 31, 2018	$110,000	3.25%	LIBOR-BBA	%	10.0

(A) Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

Derivatives	Consolidated Statements of Income (Loss) Location	Three Months Ended March 31,
		2019	2018
Interest rate swaps	Realized gain (loss) on derivatives, net	$(8,024)	$(422)
Swaptions	Realized gain (loss) on derivatives, net	(762)	(274)
TBAs	Realized gain (loss) on derivatives, net	(220)	(29)
Treasury futures	Realized gain on derivatives, net	1,530	738
Total		$(7,476)	$13

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2019

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$13,352	$-	$13,352	$(13,352)	$-	$-
Interest Rate swaptions	9	-	9	(9)	-	-
TBAs	1,901	(431)	1,470	(1,470)	-	-
Treasury futures	1,017	-	1,017	1,720	(2,737)	-
Total Assets	$16,279	$(431)	$15,848	$(13,111)	$(2,737)	$-

Liabilities
Repurchase agreements	$1,785,345	$-	$1,785,345	$(1,782,714)	$(2,631)	$-
Interest rate swaps	1,608	-	1,608	(1,608)	-	-
TBAs	431	(431)	-	-	-	-
Total Liabilities	$1,787,384	$(431)	$1,786,953	$(1,784,322)	$(2,631)	$-

As of December 31, 2018

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$23,176	$-	$23,176	$(23,176)	$-	$-
Interest Rate swaptions	170	-	170	(170)	-	-
TBAs	349	(181)	168	(168)	-	-
Treasury futures	744	-	744	(57)	(687)	-
Total Assets	$24,439	$(181)	$24,258	$(23,571)	$(687)	$-

Liabilities
Repurchase agreements	$1,598,592	$-	$1,598,592	$(1,591,094)	$(7,498)	$-
Interest rate swaps	3,816	-	3,816	(3,816)		-
TBAs	181	(181)	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$1,602,589	$(181)	$1,602,408	$(1,594,910)	$(7,498)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2019 and December 31, 2018.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2019 and December 31, 2018.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2019 and December 31, 2018.

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

Recurring Fair Value Measurements

As of March 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,293,765	$-	$1,293,765
Freddie Mac	-	542,639	-	542,639
CMOs	-	149,554	-	149,554
RMBS total	-	1,985,958	-	1,985,958
Derivative assets
Interest rate swaps	-	13,352	-	13,352
Interest rate swaptions	-	9	-	9
TBAs	-	1,470	-	1,470
Treasury futures	-	1,017	-	1,017
Derivative assets total	-	15,848	-	15,848
Servicing related assets	-	-	304,029	304,029
Total Assets	$-	$2,001,806	$304,029	$2,305,835
Liabilities
Derivative liabilities
Interest rate swaps	-	1,608	-	1,608
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	1,608	-	1,608
Total Liabilities	$-	$1,608	$-	$1,608

As of December 31, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,178,164	$-	$1,178,164
Freddie Mac	-	459,008	-	459,008
CMOs	-	132,938	-	132,938
RMBS total	-	1,770,110	-	1,770,110
Derivative assets
Interest rate swaps	-	23,176	-	23,176
Interest rate swaptions	-	170	-	170
TBAs	-	168	-	168
Treasury futures	-	744	-	744
Derivative assets total	-	24,258	-	24,258
Servicing related assets	-	-	294,907	294,907
Total Assets	$-	$1,794,368	$294,907	$2,089,275
Liabilities
Derivative liabilities
Interest rate swaps	-	3,816	-	3,816
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	3,816	-	3,816
Total Liabilities	$-	$3,816	$-	$3,816

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2019 and December 31, 2018 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2019

Level 3 (A)
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	36,887
Other changes (B)	(591)
Purchases, sales and principal paydowns:	$36,296
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(20,913)
Other changes in fair value (C)	(6,262)
Unrealized gain (loss) included in Net Income	$(27,175)
Balance at March 31, 2019	$304,029

As of December 31, 2018

Level 3 (A)
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	178,192
Other changes (B)	(2,518)
Purchases, sales and principal paydowns:	$175,674
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,648
Other changes in fair value (C)	(18,221)
Unrealized gain (loss) included in Net Income	$(3,573)
Balance at December 31, 2018	$294,907

(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$265,667	Discounted cash flow	Constant prepayment speed	6.4% - 75.6%	10.7%
			Uncollected payments	0.4% - 1.4%	0.7%
			Discount rate		9.3%
			Annual cost to service, per loan		$74
Government	$38,362	Discounted cash flow	Constant prepayment speed	6.0% - 25.1%	10.0%
			Uncollected payments	2.4% - 12.7%	2.7%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$304,029

As of December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$254,691	Discounted cash flow	Constant prepayment speed	4.5% - 20.6%	9.1%
			Uncollected payments	0.5% - 11.7%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,216	Discounted cash flow	Constant prepayment speed	6.3% - 17.9%	8.9%
			Uncollected payments	3.1% - 12.4%	4.2%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$294,907

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2019 and December 31, 2018 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2019 and December 31, 2018.

Commitments to Purchase/Sell RMBS

As of March 31, 2019 and December 31, 2018, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2019 and December 31, 2018, the Company was not obligated to purchase or sell any Agency RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,785.3 million and $1,598.6 million of borrowings under its repurchase agreements as of March 31, 2019 and December 31, 2018, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 78 days and 38 days as of March 31, 2019 and December 31, 2018, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$325,284	2.85%
One to three months	820,112	2.71%
Greater than three months	639,949	2.72%
Total/Weighted Average	$1,785,345	2.74%

As of December 31, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$776,666	2.51%
One to three months	821,926	2.56%
Greater than three months	-	-%
Total/Weighted Average	$1,598,592	2.54%

There were no overnight or demand securities as of March 31, 2019 or December 31, 2018.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $100.0 million and $96.5 million was outstanding under the MSR Financing Facility at March 31, 2019 and December 31, 2018, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $45.0 million was outstanding under the MSR Revolver at March 31, 2019.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of March 31, 2019

	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,500	$2,000	$2,000	$10,996	$-	$-	$16,496
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$6,419	$93,581	$-	$-	$-	$100,000
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$45,000	$-	$-	$-	$45,000
Total	$1,500	$8,419	$140,581	$10,996	$-	$-	$161,496

As of December 31, 2018

	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$10,996	$-	$-	$16,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$6,195	$90,305	$-	$-	$-	$96,500
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$45,000	$-	$-	$-	$45,000
Total	$2,000	$8,195	$137,305	$10,996	$-	$-	$158,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2019	December 31, 2018
Servicing advances	$9,227	$9,942
Interest receivable	7,241	6,540
Deferred tax receivable	2,887	-
Repurchased loans held for sale	3,758	2,814
Other receivables	4,777	4,687
Total other assets	$27,890	$23,983

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2019	December 31, 2018
Accrued interest payable	$7,683	$8,019
Escrow funds held	37	37
Net current tax payable	152	152
Net deferred tax payable	-	2,078
Accrued expenses	5,283	5,259
Total accrued expenses and other liabilities	$13,155	$15,545

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Current federal income tax expense (benefit)	$-	$39
Current state income tax expense (benefit)	-	12
Deferred federal income tax expense (benefit)	(4,051)	2,108
Deferred state income tax expense (benefit)	(914)	476
Provision for (Benefit from) Corporate Business Taxes	$(4,965)	$2,635

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2019		2018
Computed income tax (benefit) expense at federal rate	$(5,482)	21.0%	$7,698	20.3%
State taxes (benefit), net of federal tax, if applicable	(914)	3.5%	485	1.3%
REIT income not subject to tax (benefit)	1,431	(5.5)%	(5,548)	(14.6)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(4,965)	19.0%	$2,635	7.0%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2019 and December 31, 2018, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Income taxes payable
Federal income taxes payable	$-	$39
State and local income taxes payable	-	12
Income taxes payable	$-	$51

	March 31, 2019	December 31, 2018
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(2)	$(4)
Deferred tax - mortgage servicing rights	(2,664)	2,082
Deferred tax - net operating loss	(221)	-
Total net deferred tax (assets) liabilities	$(2,887)	$2,078

The deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018, respectively, were each primarily related to MSRs. No valuation allowance has been established at March 31, 2019 or December 31, 2018. As of Mach 31, 2019 and December 31, 2018, deferred tax liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

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

Note 16 – Subsequent Events

Events subsequent to March 31, 2019 were evaluated and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

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

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets (as defined below) and residential mortgage-backed securities (“RMBS”) and, subject to market conditions, other cash flowing residential mortgage assets.

We are subject to the risks involved with real estate and real estate-related debt instruments. These include, among others, the risks normally associated with changes in the general economic climate, changes in the mortgage market, changes in tax laws, interest rate levels, and the availability of financing.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Aurora Financial Group, Inc. (“Aurora”), our licensed mortgage subsidiary, invests in mortgage servicing rights (“MSRs” or “Servicing Related Assets”) on residential mortgage loans that are owned by, or securitized through, a government agency or government sponsored enterprise.  We finance our Servicing Related Assets with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions.

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by a U.S. government agency or a government sponsored enterprise (an “Agency”) We have invested in collateralized mortgage obligations guaranteed by an Agency (“Agency CMOs”) consisting of interest only securities (“IOs”) and in non-Agency collateralized mortgage obligations that are either risk-sharing securities issued  by Fannie Mae or Freddie Mac or private label securities that are issued by a non-government related entity. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

On August 17, 2017, we issued and sold 2,400,000 shares of our 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred Stock”), raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS. See “Item 1. Consolidated Financial Statements--Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

In April 2018, we initiated an at-the-market offering program (the “Series A ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $35 million of our Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three-month period ended March 31, 2019, we issued and sold 49,480 shares of our Series A Preferred Stock pursuant to the Series A ATM Program for net proceeds of approximately $1.2 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, we issued and sold 2,750,000 shares of our common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, we initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. We did not issue any shares of common stock under the Common Stock ATM Program during the three-month period ended March 31, 2019

On February 11, 2019, we issued and sold 1,800,000 shares of our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”). The underwriters subsequently exercised their option to purchase an additional 200,000 shares for total proceeds of approximately $48.4 million after underwriting discounts and commissions but before expenses of approximately $285,000. The net proceeds from the Series B Preferred Stock offering were invested in RMBS and MSRs. See “Item 1. Consolidated Financial Statements--Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

We anticipate that a significant portion of the paydowns of the RMBS acquired as a result of these equity offerings will be deployed into the acquisition of MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2019	3.83%	2.21%	1.62%
December 31, 2018	3.82%	2.10%	1.72%
September 30, 2018	3.77%	2.05%	1.72%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon the termination of the subservicing agreement with Freedom Mortgage in the second or third quarter of 2019. For a further discussion of the subservicing agreement, see Note 7. In the three-month period ended March 31, 2019, Aurora received MSRs with an aggregate UPB of approximately $3.4 million and paid fees of approximately $4,200 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $21.5 million and paid fees of approximately $32,000 to Freedom Mortgage under this joint marketing recapture agreement.

With respect to our business operations, increases in interest rates, in general, may over time cause:

·	the interest expense associated with our borrowings to increase;
·	the value of our assets to fluctuate;
·	the coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;

·	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and
·	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

·	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;
·	the interest expense associated with our borrowings to decrease;
·	the value of our assets to fluctuate;
·	a decrease in the value of any interest rate swap agreements we may enter into as part of our hedging strategy; and
·	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

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

When available, we use quoted market prices to determine the fair value of an asset or liability. If quoted market prices are not available, we will consult independent pricing services or third-party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market. If there is such an ongoing event, or if quoted market prices are not available, we will determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $9.2 million and $9.9 million in reimbursable servicing advances were receivable at March 31, 2019 and December 31, 2018, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

The Company elected to be taxed as a REIT under the Code commencing with its short taxable year ended December 31, 2013. The Company expects to continue to qualify to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary, CHMI Solutions, Inc. and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2019	2018
Income
Interest income	$16,969	$13,415
Interest expense	10,744	7,543
Net interest income	6,225	5,872
Servicing fee income	17,188	8,650
Servicing costs	3,821	1,712
Net servicing income	13,367	6,938
Other income (loss)
Realized loss on RMBS, net	-	(4,881)
Realized gain (loss) on derivatives, net	(7,476)	13
Unrealized gain (loss) on derivatives, net	(8,272)	19,626
Unrealized gain (loss) on investments in MSRs	(27,175)	12,498
Total Income	(23,331)	40,066
Expenses
General and administrative expense	963	877
Management fee to affiliate	1,809	1,315
Total Expenses	2,772	2,192
Income (Loss) Before Income Taxes	(26,103)	37,874
Provision for (Benefit from) corporate business taxes	(4,965)	2,635
Net Income (Loss)	(21,138)	35,239
Net (income) loss allocated to noncontrolling interests in Operating Partnership	349	(456)
Dividends on preferred stock	1,841	1,213
Net Income (Loss) Applicable to Common Stockholders	$(22,630)	$33,570

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2019
Interest income	$258	$16,711	$-	$16,969
Interest expense	1,188	9,555	1	10,744
Net interest income (expense)	(930)	7,156	(1)	6,225
Servicing fee income	17,188	-	-	17,188
Servicing costs	3,821	-	-	3,821
Net servicing income	13,367	-	-	13,367
Other loss	(24,967)	(17,956)	-	(42,923)
Other operating expenses	-	-	2,772	2,772
Benefit from corporate business taxes	(4,965)	-	-	(4,965)
Net loss	$(7,565)	$(10,800)	$(2,773)	$(21,138)

Three Months Ended March 31, 2018
Interest income	$-	$13,415	$-	$13,415
Interest expense	213	7,330	-	7,543
Net interest income (expense)	(213)	6,085	-	5,872
Servicing fee income	8,650	-	-	8,650
Servicing costs	1,712	-	-	1,712
Net servicing income	6,938	-	-	6,938
Other income	12,498	14,758	-	27,256
Other operating expenses	-	-	2,192	2,192
Provision for corporate business taxes	2,635	-	-	2,635
Net income (loss)	$16,588	$20,843	$(2,192)	$35,239

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2019
Investments	$304,029	$1,985,958	$-	$2,289,987
Other assets	23,682	25,059	47,926	96,667
Total assets	327,711	2,011,017	47,926	2,386,654
Debt	160,674	1,785,345	-	1,946,019
Other liabilities	5,156	8,123	13,058	26,337
Total liabilities	165,830	1,793,468	13,058	1,972,356
Book value	$161,881	$217,549	$34,868	$414,298

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Interest Income

Interest income for the three-month period ended March 31, 2019 was $17.0 million as compared to $13.4 million for the three-month period ended March 31, 2018. This $3.6 million increase in interest income was primarily comprised of an increase of approximately $3.3 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during the three month period ended March 31, 2019.

Interest Expense

Interest expense for the three-month period ended March 31, 2019 was $10.7 million as compared to $7.5 million for the three-month period ended March 31, 2018. The $3.2 million increase in interest expense was comprised of an increase of approximately $975,000 from Servicing Related Assets and an increase of approximately $2.2 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month period ended March 31, 2019 decreased by approximately $27.2 million as compared to an increase of approximately $12.5 million for the three-month period ended March 31, 2018. The relative decrease was primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month period ended March 31, 2019 decreased by approximately $8.3 million as compared to an increase of approximately $19.6 million for the three-month period ended March 31, 2018. The relative decrease was primarily due to changes in interest rates and the composition of our derivatives.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2019 increased by approximately $86,000 as compared to the three-month period ended March 31, 2018. The increase was primarily due to higher professional fees.

Management Fees to Affiliate

Management fees for the three-month period ended March 31, 2019 increased by approximately $494,000 as compared to the three-month period ended March 31, 2018. The increase was primarily due to the sale of the Company’s common and preferred stock and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that the Company pays to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.6% and 1.3% of net income at March 31, 2019 and March 31, 2018, respectively. The increase was due to the issuance of LTIP-OP Units in 2019.

Accumulated Other Comprehensive Income (Loss)

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Three Months Ended March 31, 2019
Accumulated other comprehensive gain (loss), December 31, 2018	$(38,400)
Other comprehensive income (loss)	31,981
Accumulated other comprehensive gain (loss), March 31, 2019	$(6,419)

Three Months Ended March 31, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(31,043)
Accumulated other comprehensive gain (loss), March 31, 2018	$(33,985)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended March 31, 2019, a 25 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $32.0 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

·	core earnings; and
·	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is defined by the Company as GAAP net income (loss) applicable to common stockholders, excluding realized gain (loss) on RMBS, unrealized (gain) loss on investments in MSRs, and realized and unrealized gain (loss) on derivatives. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of the excess servicing portion of the MSRs. Core earnings are provided for purposes of comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, gives investors greater transparency into the Company’s ongoing operational performance. The concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and may not be comparable to similarly-titled measures of other peers, which may use different calculations. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the three-month period ended March 31, 2019 as compared to the three-month period ended March 31, 2018, increased by approximately $3.4 million, and increased by approximately $0.08 per average common share, primarily due to the issuance of additional shares of common stock in 2018 and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net Income (Loss)	$(21,138)	$35,239
Realized loss on RMBS, net	-	4,881
Realized loss (gain) on derivatives, net	7,476	(13)
Unrealized loss (gain) on derivatives, net	8,272	(19,626)
Unrealized loss (gain) on investments in MSRs	27,175	(12,498)
Tax (benefit) expense on unrealized (loss) gain on MSRs	(4,739)	2,444
Changes due to realization of expected cash flows	(5,027)	(2,493)
Total core earnings:	$12,019	$7,934
Core earnings attributable to noncontrolling interests in Operating Partnership	(198)	(103)
Dividends on preferred stock	1,841	1,213
Core Earnings Attributable to Common Stockholders	$9,980	$6,618
Core Earnings Attributable to Common Stockholders, per Share	$0.60	$0.52
GAAP Net Income (Loss) Per Share of Common Stock	$(1.36)	$2.64

Our Portfolio

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $30.8 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2019

	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$265,667	$24,148,731	4.40%	0.25%	327	19	0.3%
Government	38,362	3,378,234	3.37%	0.31%	318	35	-%
MSR Total/Weighted Average	$304,029	$27,526,965	4.28%	0.26%	326	21	0.3%

As of December 31, 2018

	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$254,691	$21,366,980	4.37%	0.25%	328	17	0.3%
Government	40,216	3,480,009	3.37%	0.31%	321	32	-%
MSR Total/Weighted Average	$294,907	$24,846,989	4.23%	0.26%	327	19	0.2%

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

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,481,219	$1,303,878	$4,766	$(14,879)	$1,293,765	167	(B)	3.88%	3.71%	25
Freddie Mac	632,876	545,181	2,678	(5,220)	542,639	71	(B)	3.77%	3.63%	27
CMOs	147,129	143,170	6,529	(145)	149,554	34	(B)	5.64%	5.63%	16
Total/Weighted Average	$2,261,224	$1,992,229	$13,973	$(20,244)	$1,985,958	272		3.97%	3.83%	25

As of December 31, 2018

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at March 31, 2019 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade by at least one NRSRO as of March 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2019	December 31, 2018
Weighted Average Asset Yield	3.48%	3.48%
Weighted Average Interest Expense	2.23%	2.17%
Net Interest Spread	1.25%	1.31%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2017, we completed offerings of our common stock and our Series A Preferred Stock which resulted in approximately $81.2 million and $57.9 million, respectively, of net proceeds which have been invested in Agency RMBS. In June 2018, we completed an additional offering of our common stock which resulted in approximately $53.6 million of net proceeds which have been invested in RMBS. In February 2019, we completed an offering of our Series B Preferred Stock which resulted in net proceeds of approximately $48.4 million which have been invested in RMBS. Net proceeds from sales pursuant to both the Series A ATM Program and the Common Stock ATM Program are also available for general corporate purposes, including investment in RMBS. The Company anticipates that a significant portion of the paydowns of these RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of March 31, 2019, we had repurchase agreements with 29 counterparties and approximately $1,785.3 million of outstanding repurchase agreement borrowings from 22 of those counterparties, which were used to finance RMBS. As of March 31, 2019, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2019 was approximately 4.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440
March 31, 2017	$727,550	$773,317	$773,317

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility, MSR Revolver, and the MSR Term Facility (as defined below); and the sales of our common stock, Series A Preferred Stock and Series B Preferred Stock.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.2% as of March 31, 2019 and December 31, 2018, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$352,352	$325,284	2.85%
One to three months	867,709	820,112	2.71%
Greater than three months	677,371	639,949	2.72%
Total/Weighted Average	$1,897,432	$1,785,345	2.74%

As of December 31, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$823,397	$776,666	2.51%
One to three months	875,291	821,926	2.56%
Greater than three months	-	-	-%
Total/Weighted Average	$1,698,688	$1,598,592	2.54%

The amount of collateral as of March 31, 2019 and December 31, 2018, including cash, was $1,900.1 million and $1,706.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2019 and December 31, 2018 was 78 days and 38 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At March 31, 2019 and December 31, 2018, approximately $100.0 million and $96.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2019 approximately $45.0 million was outstanding under the MSR Revolver.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $13.4 million and our investing activities used cash of approximately $220.4 million for the three-month period ended March 31, 2019. The cash used in investing activities resulted from the equity offerings that we completed in 2018 and 2019 as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss and earnings per diluted share for the three-month periods ended March 31, 2019 and March 31, 2018 were $1.36 and $2.64, respectively.

Off-balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2019 and December 31, 2018 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,785,345	$-	$-	$-	$1,785,345
Interest on repurchase agreement borrowings(A)	$6,515	$-	$-	$-	$6,515
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,496	$-	$16,496
Interest on MSR Term Facility borrowings	$979	$1,577	$139	$-	$2,695
MSR Financing Facility
Borrowings under MSR Financing Facility	$629	$99,371	$-	$-	$100,000
Interest on MSR Financing Facility borrowings	$5,087	$8,057	$-	$-	$13,144
MSR Revolver
Borrowings under MSR Revolver	$-	$45,000	$-	$-	$45,000
Interest on MSR Revolver borrowings	$3,185	$3,866	$-	$-	$7,051

As of December 31, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,598,592	$-	$-	$-	$1,598,592
Interest on repurchase agreement borrowings(A)	$6,624	$-	$-	$-	$6,624
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,996	$-	$16,996
Interest on MSR Term Facility borrowings	$1,008	$1,642	$306	$-	$2,956
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$96,500	$-	$-	$96,500
Interest on MSR Financing Facility borrowings	$6,118	$9,252	$-	$-	$15,370
MSR Revolver
Borrowings under MSR Revolver	$-	$45,000	$-	$-	$45,000
Interest on MSR Revolver borrowings	$3,316	$4,461	$-	$-	$7,777

(A)
Interest expense is calculated based on the interest rate in effect at March 31, 2019 and December 31, 2018, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

As of March 31, 2019, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Freedom Mortgage has given notice of its termination of the subservicing agreement without cause. The sub-servicing of these loans, will be transferred to another sub-servicer upon the effective date of termination of the Freedom Mortgage sub-servicing agreement expected to occur in the second or third quarter of 2019. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement will terminate upon the termination of the subservicing agreement with Freedom Mortgage. During the three-month period ended March 31, 2019, MSRs on 15 loans with an aggregate UPB of approximately $3.4 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$287,217	$276,042	$265,667	$256,012	$247,008
Change in FV	$21,550	$10,375	$-	$(9,655)	$(18,658)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$289,792	$277,522	$265,667	$254,527	$244,171
Change in FV	$24,126	$11,855	$-	$(11,140)	$(21,495)
% Change in FV	9%	4%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$272,721	$269,194	$265,667	$262,139	$258,612
Change in FV	$7,055	$3,527	$-	$(3,527)	$(7,055)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$42,044	$40,122	$38,362	$36,746	$35,259
Change in FV	$3,682	$1,760	$-	$(1,616)	$(3,104)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$40,566	$39,467	$38,362	$37,235	$36,150
Change in FV	$2,203	$1,105	$-	$(1,127)	$(2,212)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$40,007	$39,184	$38,362	$37,540	$36,717
Change in FV	$1,645	$822	$-	$(822)	$(1,645)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2018

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$277,424	$265,607	$254,692	$244,585	$235,204
Change in FV	$22,732	$10,915	$-	$(10,107)	$(19,487)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$272,688	$263,879	$254,692	$245,554	$236,729
Change in FV	$17,996	$9,187	$-	$(9,138)	$(17,963)
% Change in FV	7%	4%	-	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$261,205	$257,949	$254,692	$251,435	$248,178
Change in FV	$6,514	$3,257	$-	$(3,257)	$(6,514)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$44,591	$42,299	$40,216	$38,314	$36,572
Change in FV	$4,375	$2,084	$-	$(1,902)	$(3,644)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,763	$41,522	$40,216	$38,912	$37,646
Change in FV	$2,547	$1,306	$-	$(1,303)	$(2,569)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$41,930	$41,073	$40,216	$39,358	$38,501
Change in FV	$1,715	$857	$-	$(857)	$(1,715)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2019

		Fair Value Change
	March 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,157,032
RMBS Total Return (%)		(0.94)%	(1.99)%	(3.14)%	(4.38)%	(7.05)%
RMBS Dollar Return		$(16,907)	$(35,912)	$(56,745)	$(79,132)	$(127,346)

As of December 31, 2018

		Fair Value Change
	December 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,822,236
RMBS Total Return (%)		(0.32)%	(0.73)%	(1.22)%	(1.76)%	(3.01)%
RMBS Dollar Return		$(5,722)	$(13,181)	$(21,979)	$(31,872)	$(54,308)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2019, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2019, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Articles Supplementary designating the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the Securities and Exchange Commission on February 8, 2019).

10.1
Third Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated February 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on February 8, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 9, 2019	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Martin J. Levine
Martin J. Levine
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2019

INDEX OF EXHIBITS

Exhibit Number	Description
3.1
Articles Supplementary designating the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the Securities and Exchange Commission on February 8, 2019).

10.1
Third Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated February 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the Securities and Exchange Commission on February 8, 2019).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Furnished herewith.