Form 10-Q
period 2019-06-30
Cherry Hill Mortgage Investment Corp
filed 2019-08-08
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
Commission file number 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Maryland	46-1315605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1451 Route 34, Suite 303
Farmingdale, New Jersey	07727
(Address of Principal Executive Offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	CHMI	New York Stock Exchange
8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	CHMI-PRA	New York Stock Exchange
8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share	CHMI-PRB	New York Stock Exchange

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

As of August 8, 2019, there were 16,896,605 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2019	December 31, 2018
Assets
RMBS, available-for-sale (including pledged assets of $2,047,516 and $1,698,688, respectively)	$2,152,340	$1,770,110
Investments in Servicing Related Assets at fair value (including pledged assets of $273,699 and $294,907, respectively)	273,699	294,907
Cash and cash equivalents	30,524	31,834
Restricted cash	27,021	8,185
Derivative assets	23,117	24,258
Receivables and other assets	32,729	23,983
Total Assets	$2,539,430	$2,153,277
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,942,511	$1,598,592
Derivative liabilities	9,369	3,816
Notes payable	152,027	157,543
Dividends payable	10,369	11,847
Due to affiliates	2,646	2,003
Accrued expenses and other liabilities	16,428	15,545
Total Liabilities	$2,133,350	$1,789,346
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of June 30, 2019 and 100,000,000 shares authorized and 2,718,206 shares issued and outstanding as of December 31, 2018, liquidation preference of $69,541 as of June 30, 2019 and liquidation preference of $67,955 as of December 31, 2018	$67,213	$65,639
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of June 30, 2019 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2018, liquidation preference of $50,000 as of June 30, 2019 and liquidation preference of $0 as of December 31, 2018	48,068	-
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 16,896,605 shares issued and outstanding as of June 30, 2019 and 500,000,000 shares authorized and 16,652,170 shares issued and outstanding as of December 31, 2018	170	167
Additional paid-in capital	302,631	298,614
(Deficit) Retained earnings	(33,734)	34,653
Accumulated other comprehensive income (loss)	19,117	(38,400)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$403,465	$360,673
Non-controlling interests in Operating Partnership	2,615	3,258
Total Stockholders’ Equity	$406,080	$363,931
Total Liabilities and Stockholders’ Equity	$2,539,430	$2,153,277

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income
Interest income	$17,216	$12,019	$34,185	$25,434
Interest expense	11,707	7,324	22,451	14,867
Net interest income	5,509	4,695	11,734	10,567
Servicing fee income	18,362	11,535	35,550	20,185
Servicing costs	4,103	2,394	7,924	4,106
Net servicing income	14,259	9,141	27,626	16,079
Other income (loss)
Realized loss on RMBS, available-for-sale, net	-	(121)	-	(5,002)
Realized loss on derivatives, net	(365)	(2,033)	(7,841)	(2,020)
Unrealized gain (loss) on derivatives, net	(3,819)	6,009	(12,091)	25,635
Unrealized gain (loss) on investments in Servicing Related Assets	(44,042)	(365)	(71,217)	12,133
Total Income	(28,458)	17,326	(51,789)	57,392
Expenses
General and administrative expense	1,138	937	2,101	1,814
Management fee to affiliate	1,934	1,383	3,743	2,698
Total Expenses	3,072	2,320	5,844	4,512
Income (Loss) Before Income Taxes	(31,530)	15,006	(57,633)	52,880
Provision for (Benefit from) corporate business taxes	(4,372)	1,161	(9,337)	3,796
Net Income (Loss)	(27,158)	13,845	(48,296)	49,084
Net (income) loss allocated to noncontrolling interests in Operating Partnership	438	(173)	787	(629)
Dividends on preferred stock	2,593	1,317	4,434	2,530
Net Income (Loss) Applicable to Common Stockholders	$(29,313)	$12,355	$(51,943)	$45,925
Net Income (Loss) Per Share of Common Stock
Basic	$(1.75)	$0.91	$(3.11)	$3.49
Diluted	$(1.75)	$0.91	$(3.11)	$3.49
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,776,472	13,616,461	16,708,471	13,164,863
Diluted	16,789,261	13,624,676	16,721,260	13,173,070

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(27,158)	$13,845	$(48,296)	$49,084
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	25,536	(8,102)	57,517	(44,026)
Reclassification of net realized gain on RMBS included in earnings	-	121	-	5,002
Other comprehensive income (loss)	25,536	(7,981)	57,517	(39,024)
Comprehensive income (loss)	$(1,622)	$5,864	$9,221	$10,060
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(29)	75	150	129
Dividends on preferred stock	2,593	1,317	4,434	2,530
Comprehensive income (loss) attributable to common stockholders	$(4,186)	$4,472	$4,637	$7,401

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	-	-	-	-	37	-	-	-	37
Net Income before dividends on preferred stock	-	-	-	-	-	-	34,783	456	35,239
Other Comprehensive (Loss)	-	-	-	-	-	(31,043)	-	-	(31,043)
LTIP-OP Unit awards	-	-	-	-	-	-	-	138	138
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(6,235)	-	(6,235)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,213)	-	(1,213)
Balance, March 31, 2018	12,721,464	$127	2,400,000	$57,917	$229,679	$(33,985)	$62,573	$2,986	$319,297
Issuance of common stock	3,097,113	31	-	-	53,551	-	-	-	53,582
Issuance of preferred stock	-	-	168,212	3,981	-	-	-	-	3,981
Net Income before dividends on preferred stock	-	-	-	-	-	-	13,672	173	13,845
Other Comprehensive (Loss)	-	-	-	-	-	(7,981)	-	-	(7,981)
LTIP-OP Unit awards	-	-	-	-	-	-	-	162	162
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(72)	(72)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(7,759)	-	(7,759)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,317)	-	(1,317)
Balance, June 30, 2018	15,818,577	$158	2,568,212	$61,898	$283,230	$(41,966)	$67,169	$3,249	$373,738
Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$34,653	$3,258	$363,931
Issuance of common stock	6,000	-	-	-	132	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	(103)	(103)
Net (Loss) before dividends on preferred stock	-	-	-	-	-	-	(20,789)	(349)	(21,138)
Other Comprehensive Income	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	266	266
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,156)	-	(8,156)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$(6,419)	$3,867	$2,938	$414,298

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Issuance of common stock	238,435	3	-	-	3,885	-	-	-	3,888
Issuance of preferred stock	-	-	13,949	282	-	-	-	-	282
Conversion of OP units	-	-	-	-	-	-	-	-	-
Net (Loss) before dividends on preferred stock	-	-	-	-	-	-	(26,720)	(438)	(27,158)
Other Comprehensive Income	-	-	-	-	-	25,536	-	-	25,536
LTIP-OP Unit awards	-	-	-	-	-	-	-	248	248
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(133)	(133)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,289)	-	(8,289)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,164)	-	(1,164)
Balance, June 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,631	$19,117	$(33,734)	$2,615	$406,080

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(48,296)	$49,084
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, available-for-sale, net	-	5,002
Unrealized gain (loss) on investments in Servicing Related Assets	71,217	(12,133)
Realized loss on derivatives, net	7,841	2,020
Unrealized (gain) loss on derivatives, net	12,091	(25,635)
Realized (gain) on TBA dollar rolls, net	(643)	(602)
Amortization of premiums on RMBS, available-for-sale	4,794	7,819
Amortization of deferred financing costs	501	66
LTIP-OP Unit awards	514	300
Changes in:
Receivables and other assets	(8,747)	(2,015)
Due to affiliates	643	671
Accrued interest on derivatives	(3,105)	8
Dividends payable	(1,478)	1,586
Accrued expenses and other liabilities	883	12,891
Net cash provided by operating activities	$36,215	$39,062
Cash Flows From Investing Activities
Purchase of RMBS	(423,208)	(342,612)
Principal paydown of RMBS	93,701	84,238
Proceeds from sale of RMBS	-	186,262
Acquisition of MSRs	(50,009)	(96,609)
Purchase of derivatives	(393)	(1,838)
Proceeds from sale of derivatives	7,470	56
Net cash used in investing activities	$(372,439)	$(170,503)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	3,454,895	3,603,964
Repayments of repurchase agreements	(3,110,976)	(3,577,192)
Proceeds from derivative financing	(16,566)	14,577
Proceeds from bank loans	10,782	41,195
Principal paydown of bank loans	(16,799)	(1,004)
Dividends paid	(20,878)	(16,524)
LTIP-OP Units distributions paid	(267)	(155)
Conversion of OP units	(103)	-
Issuance of common stock, net of offering costs	4,020	53,619
Issuance of preferred stock, net of offering costs	49,642	3,981
Net cash provided by financing activities	$353,750	$122,461
Net Increase in Cash, Cash Equivalents and Restricted Cash	$17,526	$(8,980)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	40,019	56,495
Cash, Cash Equivalents and Restricted Cash, End of Period	$57,545	$47,515
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$21,411	$15,368
Dividends declared but not paid	$10,369	$8,859

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

Fair value is determined under the guidance of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”).  Management’s judgment is used to arrive at the fair value of the Company’s RMBS investments, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the six-month period ended June 30, 2019 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2018 were settled prior to year-end.

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $6.8 million and $5.7 million in interest income was receivable at June 30, 2019 and December 31, 2018, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. OTTI has been classified within ‘Realized loss on RMBS, available-for-sale, net” on the interim consolidated statements of income (loss). For further discussion of OTTI, see Note 4.

Investments in MSRs

The Company’s MSRs represent the contractual right to service mortgage loans. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the interim consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value of its MSRs in net income as described below. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.
Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the interim consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the interim consolidated statements of income (loss) as “Unrealized gain (loss) on investments in MSRs.” In determining the valuation of MSRs. Management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

Mortgage servicing fee income represents revenue earned for servicing mortgage loans and is reported in the interim consolidated statements of income (loss). The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2019 and December 31, 2018. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

Servicing fee income received and servicing expenses incurred are reported on the interim consolidated statements of income (loss).

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale. In addition, servicers of loans backing securities guaranteed by Ginnie Mae have the option to purchase loans out of the pools backing the securities when the loans are 90 or more days delinquent. The Company typically will buy such loans to modify the loan or if the loan has been foreclosed. Loans acquired due to breaches of representations or acquired from pools backing Ginnie Mae guaranteed securities are accounted for as loans held for sale and are recorded in “Other Assets” in the interim consolidated balance sheets.

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

With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized and unrealized gains (losses) on derivatives, net” in the interim consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($7.0 million and $687,000 at June 30, 2019 and December 31, 2018, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $20.0 million and $7.5 million at June 30, 2019 and December 31, 2018, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2019 and December 31, 2018, approximately $6.6 million and $3.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap liability, at fair value. Variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company assesses its tax positions for all open tax years and determines if it has any material unrecognized liabilities in accordance with ASC 740. The Company records these liabilities to the extent it deems them more-likely-than-not to be incurred. The Company records interest and penalties related to income taxes within the provision for income taxes in the interim consolidated statements of income (loss). The Company has not incurred any interest or penalties.

Realized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$104	$-	$104
Loss on RMBS	-	(225)	-	(5,106)
Net realized loss on RMBS	-	(121)	-	(5,002)
Realized loss on derivatives, net	(365)	(2,033)	(7,841)	(2,020)
Unrealized gain (loss) on derivatives, net	(3,819)	6,009	(12,091)	25,635
Unrealized gain (loss) on investments in MSRs, net	(44,042)	(365)	(71,217)	12,133
Total	$(48,226)	$3,490	$(91,149)	$30,746

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income (loss), as presented in the interim consolidated statements of income (loss), adjusted for unrealized gains or losses on RMBS, which are designated as available for sale.

Recent Accounting Pronouncements

Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Although the ASU is effective as of January 1, 2019, the Company has not adopted the ASU because it did not have any leases during the six-months ended June 30, 2019 and the year ended December 31, 2018.

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the impairment model for most financial assets and certain other instruments. The new model requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. Additionally, allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. This guidance requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the impact of adoption of this ASU.

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

Changes in Stockholders’ Equity - In August 2018, the SEC adopted a final rule that amends certain disclosure requirements that have become duplicative, overlapping, or outdated in light of other SEC disclosure requirements, U.S. GAAP, or changes in the information environment. However, the guidance also added requirements for entities to include in their interim financial statements a reconciliation of changes in stockholders’ equity for each period for which an income statement is required (both year-to-date and quarterly periods). The final rule is effective for all filings made on or after November 5, 2018. However, the SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the quarter that begins after the effective date. As a result, the Company adopted the new interim disclosure requirement in the Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The adoption of this final rule did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2019
Interest income	$214	$17,002	$-	$17,216
Interest expense	445	11,262	-	11,707
Net interest income (expense)	(231)	5,740	-	5,509
Servicing fee income	18,362	-	-	18,362
Servicing costs	4,103	-	-	4,103
Net servicing income	14,259	-	-	14,259
Other (loss)	(29,136)	(19,090)	-	(48,226)
Other operating expenses	-	-	3,072	3,072
(Benefit from) provision for corporate business taxes	(4,372)	-	-	(4,372)
Net income (loss)	$(10,736)	$(13,350)	$(3,072)	$(27,158)

Three Months Ended June 30, 2018
Interest income	$-	$12,019	$-	$12,019
Interest expense	424	6,900	-	7,324
Net interest income (expense)	(424)	5,119	-	4,695
Servicing fee income	11,535	-	-	11,535
Servicing costs	2,394	-	-	2,394
Net servicing income	9,141	-	-	9,141
Other income (loss)	(365)	3,855	-	3,490
Other operating expenses	-	-	2,320	2,320
(Benefit from) provision for corporate business taxes	1,161	-	-	1,161
Net income (loss)	$7,191	$8,974	$(2,320)	$13,845

Six Months Ended June 30, 2019
Interest income	$472	$33,713	$-	$34,185
Interest expense	1,633	20,818	-	22,451
Net interest income (expense)	(1,161)	12,895	-	11,734
Servicing fee income	35,550	-	-	35,550
Servicing costs	7,924	-	-	7,924
Net servicing income	27,626	-	-	27,626
Other (loss)	(54,103)	(37,046)	-	(91,149)
Other operating expenses	-	-	5,844	5,844
(Benefit from) provision for corporate business taxes	(9,337)	-	-	(9,337)
Net income (loss)	$(18,301)	$(24,151)	$(5,844)	$(48,296)

Six Months Ended June 30, 2018
Interest income	$-	$25,434	$-	$25,434
Interest expense	637	14,230	-	14,867
Net interest income (expense)	(637)	11,204	-	10,567
Servicing fee income	20,185	-	-	20,185
Servicing costs	4,106	-	-	4,106
Net servicing income	16,079	-	-	16,079
Other income	12,133	18,613	-	30,746
Other operating expenses	-	-	4,512	4,512
(Benefit from) provision for corporate business taxes	3,796	-	-	3,796
Net income (loss)	$23,779	$29,817	$(4,512)	$49,084

Balance Sheet
June 30, 2019
Investments	$273,699	$2,152,340	$-	$2,426,039
Other assets	41,081	41,568	30,742	113,391
Total assets	314,780	2,193,908	30,742	2,539,430
Debt	152,027	1,942,511	-	2,094,538
Other liabilities	4,555	19,801	14,456	38,812
Total liabilities	156,582	1,962,312	14,456	2,133,350
Book value	$158,198	$231,596	$16,286	$406,080

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Note 4 — Investments in RMBS

RMBS on which the payment of principal and interest is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise are referred to as “Agency RMBS.” RMBS also includes CMOs which are either loss share securities issued by Fannie Mae or Freddie Mac or  non-Agency RMBS, sometimes call “private label MBS” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2019

Asset Type	Original		Gross Unrealized				Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,578,197	$1,360,801	$11,992	$(4,513)	$1,368,280	176	(B)	3.88%	3.72%	25
Freddie Mac	727,931	625,799	6,568	(1,195)	631,172	77	(B)	3.78%	3.64%	27
CMOs	154,229	146,505	6,383	-	152,888	36	(B)	5.58%	5.57%	16
Total/Weighted Average	$2,460,357	$2,133,105	$24,943	$(5,708)	$2,152,340	289		3.97%	3.83%	25

As of December 31, 2018

Asset Type	Original		Gross Unrealized				Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at June 30, 2019 by at least one NRSRO. Private label securities are rated investment grade by at least one NRSRO as of June 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of June 30, 2019

Years to Maturity	Original		Gross Unrealized				Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$52,781	$40,452	$2,052	$(4)	$42,500	13	(B)	5.85%	5.79%	09
Over 10 Years	2,407,576	2,092,653	22,891	(5,704)	2,109,840	276	(B)	3.93%	3.79%	26
Total/Weighted Average	$2,460,357	$2,133,105	$24,943	$(5,708)	$2,152,340	289		3.97%	3.83%	25

As of December 31, 2018

Years to Maturity	Original		Gross Unrealized				Weighted Average
	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$24,377	$15,100	$731	$(134)	$15,697	7	(B)	4.97%	4.93%	09
Over 10 Years	2,017,720	1,793,320	4,875	(43,782)	1,754,413	240	(B)	3.97%	3.81%	25
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2019 by at least one NRSRO. Private label securities are rated investment grade by at least one NRSRO as of June 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At June 30, 2019 and December 31, 2018, the Company pledged Agency RMBS with a carrying value of approximately $2,047.5 million and $1,698.7 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment, and such losses were considered temporary. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that a substantial majority of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Unrealized losses that are considered other than temporary are recognized in earnings. The Company did not record any OTTI charges during the three and six-month periods ended June 30, 2019. The Company did not record any OTTI charges during the three-month period ended June 30, 2018. The Company recorded approximately $45,000 of OTTI charges during the six-month period ended June 30, 2018.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2019

Duration in Loss Position	Original		Gross			Weighted Average
	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$14,535	$15,105	$(47)	$15,058	1	(B)	4.00%	3.85%	29
Twelve or More Months	804,955	676,176	(5,661)	670,515	100	(B)	3.85%	3.64%	25
Total/Weighted Average	$819,490	$691,281	$(5,708)	$685,573	101		3.86%	3.65%	25

As of December 31, 2018

Duration in Loss Position	Original		Gross			Weighted Average
	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$256,937	$224,617	$(1,563)	$223,054	28	(B)	4.26%	4.14%	24
Twelve or More Months	1,512,169	1,321,115	(42,353)	1,278,762	181	(B)	3.78%	3.60%	25
Total/Weighted Average	$1,769,106	$1,545,732	$(43,916)	$1,501,816	209		3.85%	3.68%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of June 30, 2019.

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

Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $32.1 billion as of the respective acquisition dates.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$24,564,754	$304,700	(C)	$239,623	4.40%	27.1	$(65,077)
Government	3,238,384	40,216	(C)	34,076	3.37%	26.3	(6,140)
MSR Total/Weighted Average	$27,803,138	$344,916		$273,699	4.28%	27.0	$(71,217)

As of December 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,366,980	$258,070	(C)	$254,691	4.37%	27.3	$(3,379)
Government	3,480,009	40,410	(C)	40,216	3.37%	26.8	(194)
MSR Total/Weighted Average	$24,846,989	$298,480		$294,907	4.23%	27.2	$(3,573)

(A)	Carrying value represents the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	12.5%
Texas	6.1%
Maryland	5.4%
All other	76.0%
Total	100.0%

As of December 31, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.4%
Florida	5.1%
All other	75.8%
Total	100.0%

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

The Company’s 8.2% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after August 17, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.2% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock, par value $0.01 per share. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

On February 11, 2019, the Company completed an offering of 1,800,000 shares of the Company’s 8.3% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”). The underwriters subsequently exercised their option to purchase an additional 200,000 shares for total proceeds of approximately $48.4 million after underwriting discounts and commissions but before expenses of approximately $285,000. The net proceeds were invested in RMBS and MSRs.

The Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

The Company anticipates that a significant portion of the paydowns of the RMBS acquired with offering proceeds will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month period ended June 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended June 30, 2019, the Company issued and sold 13,949 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.80 per share for gross proceeds of approximately $360,000 before fees of approximately $6,000. During the six-month period ended June 30, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000.

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

The following table sets forth the number of LTIP-OP Units and shares of the Company’s common stock and the values thereof (based on the closing prices on the respective dates of grant) granted under the 2013 Plan. Except as otherwise indicated, all shares are fully vested.

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock
	Issued	Forfeited	Converted	Issued	Forfeited	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Issuance Price
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400)	-	-	(8,256)	-	(53,656)	$18.17
June 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise	-	-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838
Number of securities issued or to be issued upon exercise	-	-	-	(12,789)	-	(12,789)	$16.42
June 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049

The Company recognized approximately $248,000 and $162,000 in share-based compensation expense in the three-month periods ended June 30, 2019 and June 30, 2018, respectively. The Company recognized approximately $514,000 and $300,000 in share-based compensation expense in the six-month periods ended June 30, 2019 and June 30, 2018, respectively. There was approximately $1.7 million and $1.1 million of total unrecognized share-based compensation expense as of June 30, 2019 and December 31, 2018, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s interim consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying interim consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2019, the non-controlling interest holders in the Operating Partnership owned 270,442 LTIP-OP Units, or approximately 1.6% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) allocable to common stockholders	$(27,158)	$13,845	$(48,296)	$49,084
Net (income) loss allocated to noncontrolling interests in Operating Partnership	438	(173)	787	(629)
Dividends on preferred stock	2,593	1,317	4,434	2,530
Net income (loss) attributable to common stockholders	$(29,313)	$12,355	$(51,943)	$45,925
Denominator:
Weighted average common shares outstanding	16,776,472	13,616,461	16,708,471	13,164,863
Weighted average diluted shares outstanding	16,789,261	13,624,676	16,721,260	13,173,070
Basic and Diluted EPS:
Basic	$(1.75)	$0.91	$(3.11)	$3.49
Diluted	$(1.75)	$0.91	$(3.11)	$3.49

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement).The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement, in the event the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager the personnel, services and resources needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement. Pursuant to the Services Agreement, the Manager will make certain payments to Freedom Mortgage in connection with the services provided. The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and Freedom Mortgage were controlled by Mr. Stanley Middleman, who is also a shareholder of the Company. In 2016, ownership of the Manager was transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman.

The Management Agreement provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of software, legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) the allocable portion of the compensation paid to specified officers dedicated to the Company. The amounts under “Due to affiliates” on the interim consolidated balance sheets   consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Management fees	$1,696	$1,192	$3,267	$2,316
Compensation reimbursement	238	191	476	382
Total	$1,934	$1,383	$3,743	$2,698

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause during the third quarter of 2018, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services. The parties subsequently decided to re-instate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended June 30, 2019, MSRs on 4 loans with an aggregate UPB of approximately $1.0 million had been received from Freedom Mortgage which generated approximately $1,000 in fees due to Freedom Mortgage. During the six-month period ended June 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.

Other Transactions with Affiliated Persons

The Company leases five employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 as of June 30, 2019 and December 31, 2018, and has been classified within “Accrued expenses and other liabilities” on the interim consolidated balance sheets.

During the three and six-month periods ended June 30, 2019, the Company incurred losses on loans repurchased from Ginnie Mae of approximately $290,000. During the three and six-month periods ended June 30, 2018, there were no such losses. Under the terms of the Ginnie Mae purchase and sale agreement with Freedom Mortgage, these foreclosure related losses on VA loans repurchased from Ginnie Mae are recoverable from Freedom Mortgage and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2019	December 31, 2018
Notional amount of interest rate swaps	$1,541,850	$1,380,000
Notional amount of swaptions	50,000	110,000
Notional amount of TBAs, net	185,000	35,000
Notional amount of Treasury futures	396,700	80,000
Total notional amount	$2,173,550	$1,605,000

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2019	$1,541,850	2.10%	2.49%	5.1
December 31, 2018	$1,380,000	2.18%	2.61%	5.1

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
June 30, 2019	$50,000	3.17%	LIBOR-BBA	%	10.6
December 31, 2018	$110,000	3.25%	LIBOR-BBA	%	10.0

(A) Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the interim consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

Derivatives	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate swaps	$(5,558)	$(162)	$(13,582)	$(584)
Swaptions	(382)	(101)	(1,144)	(375)
TBAs	1,307	(549)	1,087	(578)
Treasury futures	4,268	(1,221)	5,798	(483)
Total	$(365)	$(2,033)	$(7,841)	$(2,020)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and Treasury futures assets and liabilities on a gross basis in its interim consolidated balance sheets, but in the case of interest rate swaps beginning in 2018, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its interim consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the interim consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s interim consolidated balance sheets   as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2019

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$24,140	$(6,561)	$17,579	$(17,579)	$-	$-
Interest Rate swaptions	43	-	43	(43)	-	-
TBAs	1,918	(234)	1,684	(1,684)	-	-
Treasury futures	3,811	-	3,811	3,173	(6,984)	-
Total Assets	$29,912	$(6,795)	$23,117	$(16,133)	$(6,984)	$-

Liabilities
Repurchase agreements	$1,942,511	$-	$1,942,511	$(1,922,474)	$(20,037)	$-
Interest rate swaps	15,931	(6,562)	9,369	(9,369)		-
TBAs	234	(234)	-	-	-	-
Total Liabilities	$1,958,676	$(6,796)	$1,951,880	$(1,931,843)	$(20,037)	$-

As of December 31, 2018

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$23,176	$-	$23,176	$(23,176)	$-	$-
Interest Rate swaptions	170	-	170	(170)	-	-
TBAs	349	(181)	168	(168)	-	-
Treasury futures	744	-	744	(57)	(687)	-
Total Assets	$24,439	$(181)	$24,258	$(23,571)	$(687)	$-

Liabilities
Repurchase agreements	$1,598,592	$-	$1,598,592	$(1,591,094)	$(7,498)	$-
Interest rate swaps	3,816	-	3,816	(3,816)		-
TBAs	181	(181)	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$1,602,589	$(181)	$1,602,408	$(1,594,910)	$(7,498)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the interim consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2019 and December 31, 2018.

MSRs

The Company holds a portfolio of MSRs that are reported at fair value in the interim consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2019 and December 31, 2018.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2019 and December 31, 2018.

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

Recurring Fair Value Measurements

As of June 30, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,368,280	$-	$1,368,280
Freddie Mac	-	631,172	-	631,172
CMOs	-	152,888	-	152,888
RMBS total	-	2,152,340	-	2,152,340
Derivative assets
Interest rate swaps	-	17,579	-	17,579
Interest rate swaptions	-	43	-	43
TBAs	-	1,684	-	1,684
Treasury futures	-	3,811	-	3,811
Derivative assets total	-	23,117	-	23,117
Servicing related assets	-	-	273,699	273,699
Total Assets	$-	$2,175,457	$273,699	$2,449,156
Liabilities
Derivative liabilities
Interest rate swaps	-	9,369	-	9,369
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	9,369	-	9,369
Total Liabilities	$-	$9,369	$-	$9,369

As of December 31, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,178,164	$-	$1,178,164
Freddie Mac	-	459,008	-	459,008
CMOs	-	132,938	-	132,938
RMBS total	-	1,770,110	-	1,770,110
Derivative assets
Interest rate swaps	-	23,176	-	23,176
Interest rate swaptions	-	170	-	170
TBAs	-	168	-	168
Treasury futures	-	744	-	744
Derivative assets total	-	24,258	-	24,258
Servicing related assets	-	-	294,907	294,907
Total Assets	$-	$1,794,368	$294,907	$2,089,275
Liabilities
Derivative liabilities
Interest rate swaps	-	3,816	-	3,816
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	3,816	-	3,816
Total Liabilities	$-	$3,816	$-	$3,816

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 assets and liabilities requires significant judgment by management. The Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party pricing providers. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s interim consolidated financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2019 and December 31, 2018 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2019

Level 3
MSRs
Balance at December 31, 2018	$294,907
Purchases and other changes:
Purchases	51,340
Other changes (A)	(1,331)
Purchases and other changes:	$50,009
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(53,912)
Other changes in fair value (B)	(17,305)
Unrealized gain (loss) included in Net Income	$(71,217)
Balance at June 30, 2019	$273,699

As of December 31, 2018

Level 3
MSRs
Balance at December 31, 2017	$122,806
Purchases and other changes:
Purchases	178,192
Other changes (A)	(2,518)
Purchases and other changes:	$175,674
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,648
Other changes in fair value (B)	(18,221)
Unrealized gain (loss) included in Net Income	$(3,573)
Balance at December 31, 2018	$294,907

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$239,623	Discounted cash flow	Constant prepayment speed	6.5% - 20.2%	14.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.0%
			Annual cost to service, per loan		$73
Government	$34,076	Discounted cash flow	Constant prepayment speed	6.0% - 20.1%	12.5%
			Uncollected payments	2.5% - 21.8%	2.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$111
TOTAL	$273,699

As of December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$254,691	Discounted cash flow	Constant prepayment speed	4.5% - 20.6%	9.1%
			Uncollected payments	0.5% - 11.7%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,216	Discounted cash flow	Constant prepayment speed	6.3% - 17.9%	8.9%
			Uncollected payments	3.1% - 12.4%	4.2%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$294,907

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

Fair Value of Financial Assets and Liabilities

In accordance with ASC 820, the Company is required to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the interim consolidated balance sheets, for which fair value can be estimated. The following describes the Company’s methods for estimating the fair value for financial instruments.

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

Repurchased loans held for sale consist primarily of Ginnie Mae buyouts that the Company has purchased at par plus accrued interest. These loans are held for sale and valued at the lower of cost or fair market value. Carrying value of the loans approximates fair value since substantially all such loans are promptly resold for a price that approximates the amount for which they were repurchased by the Company, net of any amortization.

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2019 and December 31, 2018 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s interim consolidated financial statements, and, therefore, no accrual is required as of June 30, 2019 and December 31, 2018.

Commitments to Purchase/Sell RMBS

As of June 30, 2019 and December 31, 2018, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of June 30, 2019 and December 31, 2018, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,942.5 million and $1,598.6 million of borrowings under its repurchase agreements as of June 30, 2019 and December 31, 2018, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 60 days and 38 days as of June 30, 2019 and December 31, 2018, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$592,804	2.76%
One to three months	1,066,131	2.66%
Greater than three months	283,576	2.46%
Total/Weighted Average	$1,942,511	2.66%

As of December 31, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$776,666	2.51%
One to three months	821,926	2.56%
Greater than three months	-	-%
Total/Weighted Average	$1,598,592	2.54%

There were no overnight or demand securities as of June 30, 2019 or December 31, 2018.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $91.5 million and $96.5 million was outstanding under the MSR Financing Facility at June 30, 2019 and December 31, 2018, respectively.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $45.0 million was outstanding under the MSR Revolver at June 30, 2019 and December 31, 2018.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of June 30, 2019

	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,000	$2,000	$2,000	$10,996	$-	$-	$15,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$5,877	$85,674	$-	$-	$-	$91,551
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$45,000	$-	$-	$-	$45,000
Total	$1,000	$7,877	$132,674	$10,996	$-	$-	$152,547

As of December 31, 2018

	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$10,996	$-	$-	$16,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$6,195	$90,305	$-	$-	$-	$96,500
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$45,000	$-	$-	$-	$45,000
Total	$2,000	$8,195	$137,305	$10,996	$-	$-	$158,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2019	December 31, 2018
Servicing advances	$8,283	$9,942
Interest receivable	8,522	6,540
Deferred tax receivable	7,258	-
Repurchased loans held for sale	2,932	2,814
Other receivables	5,734	4,687
Total other assets	$32,729	$23,983

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2019	December 31, 2018
Accrued interest payable	$11,973	$8,056
Net current tax payable	51	152
Net deferred tax payable	-	2,078
Accrued expenses	4,404	5,259
Total accrued expenses and other liabilities	$16,428	$15,545

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Current federal income tax expense (benefit)	$-	$68
Current state income tax expense (benefit)	-	21
Deferred federal income tax expense (benefit)	(7,618)	3,024
Deferred state income tax expense (benefit)	(1,719)	683
Provision for (Benefit from) Corporate Business Taxes	$(9,337)	$3,796

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2019		2018
Computed income tax (benefit) expense at federal rate	$(12,083)	21.0%	$11,105	21.0%
State taxes (benefit), net of federal tax, if applicable	(1,719)	3.0%	699	1.3%
REIT income not subject to tax (benefit)	4,465	(7.7)%	(8,008)	(15.1)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(9,337)	16.3%	$3,796	7.2%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2019 and December 31, 2018, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Income taxes payable
Federal income taxes payable	$-	$68
State and local income taxes payable	-	21
Income taxes payable	$-	$89

	June 30, 2019	December 31, 2018
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$(1)	$(7)
Deferred tax - mortgage servicing rights	(6,920)	4,557
Deferred tax - net operating loss	(338)	-
Total net deferred tax (assets) liabilities	$(7,259)	$4,550

The deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018, respectively, were each primarily related to MSRs. No valuation allowance has been established at June 30, 2019 or December 31, 2018. As of June 30, 2019 and December 31, 2018, deferred tax liabilities are included in “Accrued expenses and other liabilities” in the interim consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s interim consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these interim consolidated financial statements.

The Company’s 2017, 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Subsequent Events

Events subsequent to June 30, 2019 were evaluated and no additional events were identified requiring further disclosure in the interim consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Interim consolidated financial statements” of this Quarterly Report on Form 10-Q.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by a U.S. government agency or a government sponsored enterprise (an “Agency”). We have invested in collateralized mortgage obligations guaranteed by an Agency (“Agency CMOs”) consisting of interest only securities (“IOs”) and in non-Agency collateralized mortgage obligations that are either risk-sharing securities issued by Fannie Mae or Freddie Mac or private label securities that are issued by a non-government related entity. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

In April 2018, we initiated an at-the-market offering program (the “Series A ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $35 million of our Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three-month period ended June 30, 2019, we issued and sold 13,949 shares of our Series A Preferred Stock pursuant to the Series A ATM Program for net proceeds of approximately $354,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, we issued and sold 2,750,000 shares of our common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, we initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three-month period ended June 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program for net proceeds of approximately $3.8 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2019	3.83%	2.27%	1.55%
March 31, 2019	3.83%	2.21%	1.62%
December 31, 2018	3.82%	2.10%	1.72%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our interim consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as Brexit, other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

If prepayment speeds are significantly greater than expected, the fair value of the Servicing Related Assets could be less than their fair value as previously reported on our interim consolidated balance sheets. Such a reduction in the fair value of the Servicing Related Assets would have a negative impact on our book value. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could ultimately receive substantially less than what we paid for such assets. Our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. For a further discussion of the subservicing agreement, see Note 7. In the three-month period ended June 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $1.0 million and paid fees of approximately $1,000 to Freedom Mortgage under this joint marketing recapture agreement. In the six-month period ended June 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $4.4 million and paid fees of approximately $5,200 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $21.5 million and paid fees of approximately $32,000 to Freedom Mortgage under this joint marketing recapture agreement.

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

ASC 820 establishes a three-level hierarchy to be used when measuring and disclosing fair value. An instrument’s categorization within the fair value hierarchy is based on the lowest level of significant input to its valuation. Following is a description of the three levels:

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

Investments in MSRs

The Company has elected the fair value option to record its investments in MSRs in order to provide users of our interim consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value of its MSRs in net income as described below. The Company’s MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the interim consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the interim consolidated statements of income (loss). In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Part I, Item 1. Notes to interim consolidated financial statements—Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $8.3 million and $9.9 million in reimbursable servicing advances were receivable at June 30, 2019 and December 31, 2018, respectively, and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.

Servicing fee income received and servicing expenses incurred are reported on the interim consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the interim consolidated statements of income (loss) as “Unrealized gain (loss) on investments in MSRs.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Repurchase Transactions

We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expenses and other liabilities” on the interim consolidated balance sheets  . Securities financed through repurchase transactions remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense on the interim consolidated statements of income (loss).

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of the Company’s assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The Company assesses its tax positions for all open tax years and determines if it has any material unrecognized liabilities in accordance with ASC 740. The Company records these liabilities to the extent it deems them more-likely-than-not to be incurred. The Company records interest and penalties related to income taxes within the provision for income taxes in the interim consolidated statements of income (loss). The Company has not incurred any interest or penalties.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income
Interest income	$17,216	$12,019	$34,185	$25,434
Interest expense	11,707	7,324	22,451	14,867
Net interest income	5,509	4,695	11,734	10,567
Servicing fee income	18,362	11,535	35,550	20,185
Servicing costs	4,103	2,394	7,924	4,106
Net servicing income	14,259	9,141	27,626	16,079
Other income (loss)
Realized loss on RMBS, available-for-sale, net	-	(121)	-	(5,002)
Realized loss on derivatives, net	(365)	(2,033)	(7,841)	(2,020)
Unrealized gain (loss) on derivatives, net	(3,819)	6,009	(12,091)	25,635
Unrealized gain (loss) on investments in Servicing Related Assets	(44,042)	(365)	(71,217)	12,133
Total Income	(28,458)	17,326	(51,789)	57,392
Expenses
General and administrative expense	1,138	937	2,101	1,814
Management fee to affiliate	1,934	1,383	3,743	2,698
Total Expenses	3,072	2,320	5,844	4,512
Income (Loss) Before Income Taxes	(31,530)	15,006	(57,633)	52,880
Provision for (Benefit from) corporate business taxes	(4,372)	1,161	(9,337)	3,796
Net Income (Loss)	(27,158)	13,845	(48,296)	49,084
Net (income) loss allocated to noncontrolling interests in Operating Partnership	438	(173)	787	(629)
Dividends on preferred stock	2,593	1,317	4,434	2,530
Net Income (Loss) Applicable to Common Stockholders	$(29,313)	$12,355	$(51,943)	$45,925

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

for

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2019
Interest income	$214	$17,002	$-	$17,216
Interest expense	445	11,262	-	11,707
Net interest income (expense)	(231)	5,740	-	5,509
Servicing fee income	18,362	-	-	18,362
Servicing costs	4,103	-	-	4,103
Net servicing income	14,259	-	-	14,259
Other (loss)	(29,136)	(19,090)	-	(48,226)
Other operating expenses	-	-	3,072	3,072
(Benefit from) provision for corporate business taxes	(4,372)	-	-	(4,372)
Net income (loss)	$(10,736)	$(13,350)	$(3,072)	$(27,158)

Three Months Ended June 30, 2018
Interest income	$-	$12,019	$-	$12,019
Interest expense	424	6,900	-	7,324
Net interest income (expense)	(424)	5,119	-	4,695
Servicing fee income	11,535	-	-	11,535
Servicing costs	2,394	-	-	2,394
Net servicing income	9,141	-	-	9,141
Other income (loss)	(365)	3,855	-	3,490
Other operating expenses	-	-	2,320	2,320
(Benefit from) provision for corporate business taxes	1,161	-	-	1,161
Net income (loss)	$7,191	$8,974	$(2,320)	$13,845

Six Months Ended June 30, 2019
Interest income	$472	$33,713	$-	$34,185
Interest expense	1,633	20,818	-	22,451
Net interest income (expense)	(1,161)	12,895	-	11,734
Servicing fee income	35,550	-	-	35,550
Servicing costs	7,924	-	-	7,924
Net servicing income	27,626	-	-	27,626
Other (loss)	(54,103)	(37,046)	-	(91,149)
Other operating expenses	-	-	5,844	5,844
(Benefit from) provision for corporate business taxes	(9,337)	-	-	(9,337)
Net income (loss)	$(18,301)	$(24,151)	$(5,844)	$(48,296)

Six Months Ended June 30, 2018
Interest income	$-	$25,434	$-	$25,434
Interest expense	637	14,230	-	14,867
Net interest income (expense)	(637)	11,204	-	10,567
Servicing fee income	20,185	-	-	20,185
Servicing costs	4,106	-	-	4,106
Net servicing income	16,079	-	-	16,079
Other income	12,133	18,613	-	30,746
Other operating expenses	-	-	4,512	4,512
(Benefit from) provision for corporate business taxes	3,796	-	-	3,796
Net income (loss)	$23,779	$29,817	$(4,512)	$49,084

	Servicing Related Assets	RMBS	All Other	Total

Balance Sheet
June 30, 2019
Investments	$273,699	$2,152,340	$-	$2,426,039
Other assets	41,081	41,568	30,742	113,391
Total assets	314,780	2,193,908	30,742	2,539,430
Debt	152,027	1,942,511	-	2,094,538
Other liabilities	4,555	19,801	14,456	38,812
Total liabilities	156,582	1,962,312	14,456	2,133,350
Book value	$158,198	$231,596	$16,286	$406,080

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Interest Income

Interest income for the three-month period ended June 30, 2019 was $17.2 million as compared to $12.0 million for the three-month period ended June 30, 2018. This $5.2 million increase in interest income was primarily comprised of an increase of approximately $5.0 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during the six month period ended June 30, 2019.

Interest income for the six-month period ended June 30, 2019 was $34.2 million as compared to $25.4 million for the six-month period ended June 30, 2018. This $8.8 million increase in interest income was comprised of an increase of approximately $8.3 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during six-month period ended June 30, 2019 and the year ended December 31, 2018.

Interest Expense

Interest expense for the three-month period ended June 30, 2019 was $11.7 million as compared to $7.3 million for the three-month period ended June 30, 2018. The $4.4 million increase in interest expense was substantially from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Interest expense for the six-month period ended June 30, 2019 was $22.4 million as compared to $14.9 million for the six-month period ended June 30, 2018. The $7.5 million increase was comprised of an increase of approximately $1.0 million from Servicing Related Assets and an increase of approximately $6.6 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month period ended June 30, 2019 decreased by approximately $44.0 million as compared to a decrease of approximately $365,000 for the three-month period ended June 30, 2018. The relative decrease was primarily due to a decrease in mortgage rates.

The fair value of our investments in Servicing Related Assets for the six-month period ended June 30, 2019 decreased by approximately $71.2 million as compared to an increase of approximately $12.1 million for the six-month period ended June 30, 2018. The relative decrease was primarily due to a decrease in mortgage rates.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month period ended June 30, 2019 decreased by approximately $3.8 million as compared to an increase of approximately $6.0 million for the three-month period ended June 30, 2018. The relative decrease was primarily due to changes in interest rates and the composition of our derivatives.

The fair value of derivatives for the six-month period ended June 30, 2019 decreased by approximately $12.1 million as compared to an increase of approximately $25.6 million for the six-month period ended June 30, 2018. The relative decrease was primarily due to changes in interest rates and the composition of our derivatives.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2019 increased by approximately $200,000 as compared to the three-month period ended June 30, 2018. The increase was primarily due to higher professional fees.

General and administrative expense for the six-month period ended June 30, 2019 increased by approximately $300,000 as compared to the six-month period ended June 30, 2018. The increase was primarily due to higher professional fees.

Management Fees to Affiliate

Management fees for the three and six-month period ended June 30, 2019 increased by approximately $550,000 and $1.0 million, respectively from the comparable periods in 2018. The increase was primarily due to the sale of the Company’s common and preferred stock and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that the Company pays to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.6% and 1.3% of net income at June 30, 2019 and June 30, 2018, respectively. The increase was due to the issuance of LTIP-OP Units in 2019.

Accumulated Other Comprehensive Income (Loss)

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Three Months Ended June 30, 2019
Accumulated other comprehensive gain (loss), March 31, 2019	$(6,419)
Other comprehensive income (loss)	25,536
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117

Three Months Ended June 30, 2018
Accumulated other comprehensive gain (loss), March 31, 2018	$(33,985)
Other comprehensive income (loss)	(7,981)
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)

Six Months Ended June 30, 2019
Accumulated other comprehensive gain (loss), December 31, 2018	$(38,400)
Other comprehensive income (loss)	57,517
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117

Six Months Ended June 30, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(39,024)
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended June 30, 2019, a 40 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $25.5 million, recorded in accumulated other comprehensive income (loss). During the six-month period ended June 30, 2019, a 66 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $57.5 million, recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

·	core earnings; and
·	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is currently defined by the Company as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized (gain) loss on investments in MSRs, realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes (i) any tax (benefit) expense on unrealized (gain) loss on MSRs and (ii) any estimated catch up premium amortization (benefit) cost due to the use of current rather than historical estimates of constant prepayment rates for amortization of the excess servicing portion of the MSRs. Core earnings are provided for purposes of potential comparability to other issuers that invest in residential mortgage-related assets. The Company believes providing investors with core earnings, in addition to related GAAP financial measures, may provide investors some insight into the Company’s ongoing operational performance. However, the concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and given the apparent lack of a consistent methodology among issuers for defining core earnings, it may not be comparable to similarly-titled measures of other issuers, which define core earnings differently from the Company and each other. As a result, core earnings should not be considered a substitute for the Company’s GAAP net income (loss) or as a measure of the Company’s liquidity.

Core Earnings Summary

Core earnings for the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018, increased by approximately $5.3 million, and increased by approximately $0.10 per average common share, primarily due to the issuance of additional shares of common stock in 2018 and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss)	$(27,158)	$13,845	$(48,296)	$49,084
Realized loss on RMBS, net	-	121	-	5,002
Realized loss on derivatives, net	365	2,033	7,841	2,020
Realized loss on acquired assets, net	-	-	-	-
Unrealized loss (gain) on derivatives, net	3,819	(6,009)	12,091	(25,635)
Unrealized loss (gain) on investments in MSRs	44,042	365	71,217	(12,133)
Tax (benefit) expense on unrealized (loss) gain on MSRs	(4,249)	1,085	(8,988)	3,529
Changes due to realization of expected cash flows	(5,309)	(3,263)	(10,336)	(5,756)
Total core earnings:	$11,510	$8,177	$23,529	$16,111
Core earnings attributable to noncontrolling interests in Operating Partnership	(185)	(104)	(383)	(207)
Dividends on preferred stock	2,593	1,317	4,434	2,530
Core Earnings Attributable to Common Stockholders	$8,731	$6,756	$18,711	$13,374
Core Earnings Attributable to Common Stockholders, per Share	$0.52	$0.50	$1.12	$1.02
GAAP Net Income (Loss) Per Share of Common Stock	$(1.75)	$0.91	$(3.11)	$3.49

Our Portfolio

MSRs

By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $32.1 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$239,623	$24,564,754	4.40%	0.25%	325	21	0.3%
Government	34,076	3,238,384	3.37%	0.31%	315	38	-%
MSR Total/Weighted Average	$273,699	$27,803,138	4.28%	0.26%	324	23	0.3%

As of December 31, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$254,691	$21,366,980	4.37%	0.25%	328	17	0.3%
Government	40,216	3,480,009	3.37%	0.31%	321	32	-%
MSR Total/Weighted Average	$294,907	$24,846,989	4.23%	0.26%	327	19	0.2%

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

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,578,197	$1,360,801	$11,992	$(4,513)	$1,368,280	176	(B)	3.88%	3.72%	25
Freddie Mac	727,931	625,799	6,568	(1,195)	631,172	77	(B)	3.78%	3.64%	27
CMOs	154,229	146,505	6,383	-	152,888	36	(B)	5.58%	5.57%	16
Total/Weighted Average	$2,460,357	$2,133,105	$24,943	$(5,708)	$2,152,340	289		3.97%	3.83%	25

As of December 31, 2018

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See “Part I, Item 1. Notes to Interim consolidated financial statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at June 30, 2019 by at least one nationally recognized statistical rating organization (“NRSRO”). Private label securities are rated investment grade by at least one NRSRO as of June 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2019	December 31, 2018
Weighted Average Asset Yield	3.23%	3.48%
Weighted Average Interest Expense	2.39%	2.17%
Net Interest Spread	0.84%	1.31%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. In February 2019, we completed an offering of our Series B Preferred Stock which resulted in net proceeds of approximately $48.4 million which have been invested in RMBS. Net proceeds from sales pursuant to both the Series A ATM Program and the Common Stock ATM Program are available for general corporate purposes, including investment in RMBS. The Company anticipates that a significant portion of the paydowns of RMBS will be deployed into the acquisition of MSRs. The Company may also sell certain RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of June 30, 2019, we had repurchase agreements with 29 counterparties and approximately $1,942.5 million of outstanding repurchase agreement borrowings from 21 of those counterparties, which were used to finance RMBS. As of June 30, 2019, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2019 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074
June 30, 2017	$1,160,226	$1,197,440	$1,197,440

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility, MSR Revolver, and the MSR Term Facility (as defined below); and the sales of our common stock, Series A Preferred Stock and Series B Preferred Stock.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% and 4.2% as of June 30, 2019 and December 31, 2018, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$628,741	$592,804	2.76%
One to three months	1,118,768	1,066,131	2.66%
Greater than three months	300,007	283,576	2.46%
Total/Weighted Average	$2,047,516	$1,942,511	2.66%

As of December 31, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$823,397	$776,666	2.51%
One to three months	875,291	821,926	2.56%
Greater than three months	-	-	-%
Total/Weighted Average	$1,698,688	$1,598,592	2.54%

The amount of collateral as of June 30, 2019 and December 31, 2018, including cash, was $2,067.5 million and $1,706.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2019 and December 31, 2018 was 60 days and 38 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. On March 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $25.0 million to $75.0 million and extended the revolving period, during which only interest payments are due, to March 2020. On December 20, 2018, Aurora and QRS III entered into an amendment that increased the maximum amount of the MSR Financing Facility from $75.0 million to $100.0 million and extended the revolving period to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. At June 30, 2019 and December 31, 2018, approximately $91.5 million and $96.5 million, respectively, was outstanding under the MSR Financing Facility.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At June 30, 2019 and December 31, 2018, approximately $45.0 million was outstanding under the MSR Revolver.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $36.2 million and our investing activities used cash of approximately $372.4 million for the six-month period ended June 30, 2019. The cash used in investing activities resulted from the equity offerings that we completed in 2018 and 2019 as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss and earnings per diluted share for the three-month periods ended June 30, 2019 and June 30, 2018 were $1.75 and $0.91, respectively. Our GAAP loss and earnings per share for the six-month periods ended June 30, 2019 and June 30, 2018 were $3.11 and $3.49, respectively.

Off-balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2019 and December 31, 2018 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,942,511	$-	$-	$-	$1,942,511
Interest on repurchase agreement borrowings(A)	$10,432	$-	$-	$-	$10,432
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$13,996	$-	$-	$15,996
Interest on MSR Term Facility borrowings	$948	$1,490	$-	$-	$2,438
MSR Financing Facility
Borrowings under MSR Financing Facility	$2,319	$89,232	$-	$-	$91,551
Interest on MSR Financing Facility borrowings	$4,783	$6,147	$-	$-	$10,930
MSR Revolver
Borrowings under MSR Revolver	$-	$45,000	$-	$-	$45,000
Interest on MSR Revolver borrowings	$2,791	$2,772	$-	$-	$5,563

As of December 31, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,598,592	$-	$-	$-	$1,598,592
Interest on repurchase agreement borrowings(A)	$6,624	$-	$-	$-	$6,624
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,996	$-	$16,996
Interest on MSR Term Facility borrowings	$1,008	$1,642	$306	$-	$2,956
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$96,500	$-	$-	$96,500
Interest on MSR Financing Facility borrowings	$6,118	$9,252	$-	$-	$15,370
MSR Revolver
Borrowings under MSR Revolver	$-	$45,000	$-	$-	$45,000
Interest on MSR Revolver borrowings	$3,316	$4,461	$-	$-	$7,777

(A)     Interest expense is calculated based on the interest rate in effect at June 30, 2019 and December 31, 2018, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. The president of Aurora and our chief financial officer until June 12, 2019, receives a nominal portion of his overall compensation directly from Aurora for acting as its president. With that exception, our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of June 30, 2019, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services The parties subsequently decided to re-instate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended June 30, 2019, MSRs on 4 loans with an aggregate UPB of approximately $1.0 million had been received from Freedom Mortgage which generated approximately $1,000 in fees due to Freedom Mortgage. During the six-month period ended June 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$253,659	$246,445	$239,622	$233,162	$227,035
Change in FV	$14,036	$6,822	$-	$(6,461)	$(12,587)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$271,604	$254,843	$239,622	$225,845	$213,377
Change in FV	$31,982	$15,220	$-	$(13,777)	$(26,246)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$246,250	$242,936	$239,622	$236,309	$232,995
Change in FV	$6,627	$3,314	$-	$(3,314)	$(6,627)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$36,564	$35,277	$34,076	$32,954	$31,904
Change in FV	$2,488	$1,201	$-	$(1,122)	$(2,172)
% Change in FV	7%	4%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$37,585	$35,762	$34,076	$32,522	$31,085
Change in FV	$3,509	$1,686	$-	$(1,555)	$(2,991)
% Change in FV	10%	5%	-	(5)%	(9)%
Servicing Cost Shift in %
Estimated FV	$35,666	$34,871	$34,076	$33,282	$32,487
Change in FV	$1,589	$795	$-	$(795)	$(1,589)
% Change in FV	5%	2%	-	(2)%	(5)%

As of December 31, 2018

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$277,424	$265,607	$254,692	$244,585	$235,204
Change in FV	$22,732	$10,915	$-	$(10,107)	$(19,487)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$272,688	$263,879	$254,692	$245,554	$236,729
Change in FV	$17,996	$9,187	$-	$(9,138)	$(17,963)
% Change in FV	7%	4%	-	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$261,205	$257,949	$254,692	$251,435	$248,178
Change in FV	$6,514	$3,257	$-	$(3,257)	$(6,514)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$44,591	$42,299	$40,216	$38,314	$36,572
Change in FV	$4,375	$2,084	$-	$(1,902)	$(3,644)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,763	$41,522	$40,216	$38,912	$37,646
Change in FV	$2,547	$1,306	$-	$(1,303)	$(2,569)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$41,930	$41,073	$40,216	$39,358	$38,501
Change in FV	$1,715	$857	$-	$(857)	$(1,715)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2019

		Fair Value Change
	June 30, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,340,491
RMBS Total Return (%)		(0.84)%	(1.81)%	(2.95)%	(4.24)%	(7.13)%
RMBS Dollar Return		$(15,097)	$(32,775)	$(53,243)	$(76,490)	$(128,827)

As of December 31, 2018

		Fair Value Change
	December 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,822,236
RMBS Total Return (%)		(0.32)%	(0.73)%	(1.22)%	(1.76)%	(3.01)%
RMBS Dollar Return		$(5,722)	$(13,181)	$(21,979)	$(31,872)	$(54,308)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2019, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2019, the Company was not involved in any material legal proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 8, 2019	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2019	By:	/s/ Michael Hutchby

Michael Hutchby
Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2019

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