Form 10-Q
period 2019-09-30
Cherry Hill Mortgage Investment Corp
filed 2019-11-12
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 12, 2019, there were 16,896,605 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)
	(unaudited) September 30, 2019	December 31, 2018
Assets
RMBS, available-for-sale (including pledged assets of $2,363,218 and $1,698,688, respectively)	$2,483,237	$1,770,110
Investments in Servicing Related Assets at fair value (including pledged assets of $255,845 and $294,907, respectively)	255,845	294,907
Cash and cash equivalents	21,355	31,834
Restricted cash	48,714	8,185
Derivative assets	26,751	24,258
Receivables and other assets	40,109	23,983
Total Assets	$2,876,011	$2,153,277
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$2,266,841	$1,598,592
Derivative liabilities	16,916	3,816
Notes payable	157,951	157,543
Dividends payable	8,851	11,847
Due to affiliates	3,139	2,003
Accrued expenses and other liabilities	12,706	15,545
Total Liabilities	$2,466,404	$1,789,346
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of September 30, 2019 and 100,000,000 shares authorized and 2,718,206 shares issued and outstanding as of December 31, 2018, liquidation preference of $69,541 as of September 30, 2019 and liquidation preference of $67,955 as of December 31, 2018	$67,213	$65,639
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of September 30, 2019 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2018, liquidation preference of $50,000 as of September 30, 2019 and liquidation preference of $0 as of December 31, 2018	48,068	-
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 16,896,605 shares issued and outstanding as of September 30, 2019 and 500,000,000 shares authorized and 16,652,170 shares issued and outstanding as of December 31, 2018	170	167
Additional paid-in capital	302,684	298,614
(Deficit) Retained earnings	(45,860)	34,653
Accumulated other comprehensive income (loss)	34,668	(38,400)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$406,943	$360,673
Non-controlling interests in Operating Partnership	2,664	3,258
Total Stockholders’ Equity	$409,607	$363,931
Total Liabilities and Stockholders’ Equity	$2,876,011	$2,153,277

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Interest income	$19,383	$15,323	$53,568	$40,757
Interest expense	12,635	9,257	35,086	24,124
Net interest income	6,748	6,066	18,482	16,633
Servicing fee income	18,687	14,017	54,237	34,202
Servicing costs	4,102	2,981	12,026	7,087
Net servicing income	14,585	11,036	42,211	27,115
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	275	(428)	275	(5,430)
Realized gain (loss) on derivatives, net	12,627	(707)	4,786	(2,727)
Realized gain on acquired assets, net	54	-	54	-
Unrealized gain (loss) on derivatives, net	(2,133)	8,807	(14,224)	34,442
Unrealized gain (loss) on investments in Servicing Related Assets	(37,514)	6,218	(108,731)	18,351
Total Income	(5,358)	30,992	(57,147)	88,384
Expenses
General and administrative expense	1,194	1,165	3,295	2,979
Management fee to affiliate	2,042	1,599	5,785	4,297
Total Expenses	3,236	2,764	9,080	7,276
Income (Loss) Before Income Taxes	(8,594)	28,228	(66,227)	81,108
Provision for (Benefit from) corporate business taxes	(5,643)	729	(14,980)	4,525
Net Income (Loss)	(2,951)	27,499	(51,247)	76,583
Net (income) loss allocated to noncontrolling interests in Operating Partnership	43	(364)	830	(993)
Dividends on preferred stock	2,459	1,372	6,893	3,902
Net Income (Loss) Applicable to Common Stockholders	$(5,367)	$25,763	$(57,310)	$71,688
Net Income (Loss) Per Share of Common Stock
Basic	$(0.32)	$1.62	$(3.42)	$5.10
Diluted	$(0.32)	$1.62	$(3.42)	$5.09
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,883,816	15,864,774	16,767,562	14,065,000
Diluted	16,896,605	15,873,030	16,780,351	14,073,256

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(2,951)	$27,499	$(51,247)	$76,583
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	15,826	(13,656)	73,343	(57,682)
Reclassification of net realized gain (loss) on RMBS included in earnings	(275)	428	(275)	5,430
Other comprehensive income (loss)	15,551	(13,228)	73,068	(52,252)
Comprehensive income	$12,600	$14,271	$21,821	$24,331
Comprehensive income attributable to noncontrolling interests in Operating Partnership	203	187	353	316
Dividends on preferred stock	2,459	1,372	6,893	3,902
Comprehensive income attributable to common stockholders	$9,938	$12,712	$14,575	$20,113

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)
	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$(2,942)	$35,238	$2,475	$322,457
Issuance of common stock	-	-	-	-	37	-	-	-	37
Net Income before dividends on preferred stock	-	-	-	-	-	-	34,783	456	35,239
Other Comprehensive (Loss)	-	-	-	-	-	(31,043)	-	-	(31,043)
LTIP-OP Unit awards	-	-	-	-	-	-	-	138	138
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(6,235)	-	(6,235)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,213)	-	(1,213)
Balance, March 31, 2018	12,721,464	$127	2,400,000	$57,917	$229,679	$(33,985)	$62,573	$2,986	$319,297
Issuance of common stock	3,097,113	31	-	-	53,551	-	-	-	53,582
Issuance of preferred stock	-	-	168,212	3,981	-	-	-	-	3,981
Net Income before dividends on preferred stock	-	-	-	-	-	-	13,672	173	13,845
Other Comprehensive (Loss)	-	-	-	-	-	(7,981)	-	-	(7,981)
LTIP-OP Unit awards	-	-	-	-	-	-	-	162	162
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(72)	(72)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(7,759)	-	(7,759)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,317)	-	(1,317)
Balance, June 30, 2018	15,818,577	$158	2,568,212	$61,898	$283,230	$(41,966)	$67,169	$3,249	$373,738
Issuance of common stock	371,041	4	-	-	6,751	-	-	-	6,755
Issuance of preferred stock	-	-	103,570	2,612	-	-	-	-	2,612
Net Income before dividends on preferred stock	-	-	-	-	-	-	27,135	364	27,499
Other Comprehensive Income	-	-	-	-	-	(13,228)	-	-	(13,228)
LTIP-OP Unit awards	-	-	-	-	-	-	-	194	194
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(7,920)	-	(7,920)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,372)	-	(1,372)
Balance, September 30, 2018	16,189,618	$162	2,671,782	$64,510	$289,981	$(55,194)	$85,012	$3,698	$388,169

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$34,653	$3,258	$363,931
Issuance of common stock	6,000	-	-	-	132	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	(103)	(103)
Net (Loss) before dividends on preferred stock	-	-	-	-	-	-	(20,789)	(349)	(21,138)
Other Comprehensive Income	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	266	266
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,156)	-	(8,156)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$(6,419)	$3,867	$2,938	$414,298
Issuance of common stock	238,435	3	-	-	3,885	-	-	-	3,888
Issuance of preferred stock	-	-	13,949	282	-	-	-	-	282
Net (Loss) before dividends on preferred stock	-	-	-	-	-	-	(26,720)	(438)	(27,158)
Other Comprehensive Income	-	-	-	-	-	25,536	-	-	25,536
LTIP-OP Unit awards	-	-	-	-	-	-	-	250	250
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(135)	(135)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,289)	-	(8,289)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,164)	-	(1,164)
Balance, June 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,631	$19,117	$(33,734)	$2,615	$406,080
Issuance of common stock	-	-	-	-	53	-	-	-	53
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Net Income before dividends on preferred stock	-	-	-	-	-	-	(2,908)	(43)	(2,951)
Other Comprehensive Income	-	-	-	-	-	15,551	-	-	15,551
LTIP-OP Unit awards	-	-	-	-	-	-	-	225	225
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(133)	(133)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,759)	-	(6,759)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,684	$34,668	$(45,860)	$2,664	$409,607

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)
	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(51,247)	$76,583
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(275)	5,430
Unrealized (gain) loss on investments in Servicing Related Assets	108,731	(18,351)
Realized gain on acquired assets, net	(54)	-
Realized (gain) loss on derivatives, net	(4,786)	2,727
Unrealized (gain) loss on derivatives, net	14,224	(34,442)
Realized (gain) on TBA dollar rolls, net	(1,232)	(865)
Amortization of premiums on RMBS, available-for-sale	8,683	10,906
Amortization of deferred financing costs	587	124
LTIP-OP Unit awards	741	494
Changes in:
Receivables and other assets	(16,075)	(3,393)
Due to affiliates	1,136	741
Accrued interest on derivatives	(4,468)	(855)
Dividends payable	(2,996)	1,823
Accrued expenses and other liabilities	(2,839)	10,309
Net cash provided by operating activities	$50,130	$51,231
Cash Flows From Investing Activities
Purchase of RMBS	(895,596)	(396,216)
Principal paydown of RMBS	174,930	134,196
Proceeds from sale of RMBS	72,200	195,373
Acquisition of MSRs	(69,669)	(140,806)
Purchase of derivatives	(502)	(1,736)
Proceeds from sale of derivatives	24,454	57
Net cash used in investing activities	$(694,183)	$(209,132)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	5,712,534	5,174,557
Repayments of repurchase agreements	(5,044,285)	(5,160,697)
Proceeds from derivative financing	(17,081)	17,561
Proceeds from bank loans	108,671	91,744
Principal paydown of bank loans	(108,850)	(1,548)
Dividends paid	(30,096)	(25,816)
LTIP-OP Units distributions paid	(402)	(264)
Conversion of OP units	(103)	-
Issuance of common stock, net of offering costs	4,073	60,374
Issuance of preferred stock, net of offering costs	49,642	6,593
Net cash provided by financing activities	$674,103	$162,504
Net Increase in Cash, Cash Equivalents and Restricted Cash	$30,050	$4,603
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	40,019	56,495
Cash, Cash Equivalents and Restricted Cash, End of Period	$70,069	$61,098
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$33,461	$23,747
Dividends declared but not paid	$8,851	$9,096

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2019
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
Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the nine-month period ended September 30, 2019 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2018 were settled prior to year-end.
Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $7.6 million and $5.7 million in interest income was receivable at September 30, 2019 and December 31, 2018, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary, and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. OTTI has been classified within ‘Realized loss on RMBS, available-for-sale, net” on the interim consolidated statements of income (loss). For further discussion of OTTI, see Note 4.
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
Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the interim consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the interim consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets.” In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.
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
As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2019 and December 31, 2018. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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
Derivatives and Hedging Activities
Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and Treasury futures are used to manage duration risk, and basis risk and pricing risk on the Company’s finance facilities for the mortgage servicing rights. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.
The Company’s bi-lateral derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps and Treasury futures are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.
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
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($7.1 million and $687,000 at September 30, 2019 and December 31, 2018, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $41.6 million and $7.5 million at September 30, 2019 and December 31, 2018, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2019 and December 31, 2018, approximately $6.5 million and $3.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap liability, at fair value. Variation margin pledged or received is netted on a counterparty basis and classified within restricted cash, due from counterparties, or due to counterparties on the Company’s consolidated balance sheets.
Due to Affiliates
The sum under “Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.
Income Taxes
The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company also must meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition.
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
Realized Gain (Loss) on Investments, Net
The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized gain (loss) on RMBS, net
Gain on RMBS	$438	$-	$438	$104
Loss on RMBS	(163)	(428)	(163)	(5,534)
Net realized gain (loss) on RMBS	275	(428)	275	(5,430)
Realized gain (loss) on derivatives, net	12,627	(707)	4,786	(2,727)
Unrealized gain (loss) on derivatives, net	(2,133)	8,807	(14,224)	34,442
Unrealized gain (loss) on investments in Servicing Related Assets	(37,514)	6,218	(108,731)	18,351
Realized gain on acquired assets, net	54	-	54	-
Total	$(26,691)	$13,890	$(117,840)	$44,636

Repurchase Agreements and Interest Expense
The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates offered by the “lending” counterparty from time to time for the term of the proposed repurchase transaction, e.g. 30 days, 60 days etc. of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.
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
Recent Accounting Pronouncements
Leases - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Although the ASU is effective as of January 1, 2019, the Company has not adopted the ASU because it did not have any leases during the nine-months ended September 30, 2019 and the year ended December 31, 2018.
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
Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):
	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2019
Interest income	$380	$19,003	$-	$19,383
Interest expense	291	12,344	-	12,635
Net interest income	89	6,659	-	6,748
Servicing fee income	18,687	-	-	18,687
Servicing costs	4,102	-	-	4,102
Net servicing income	14,585	-	-	14,585
Other income (expense)	(29,423)	2,732	-	(26,691)
Other operating expenses	-	-	3,236	3,236
Benefit from corporate business taxes	(5,643)	-	-	(5,643)
Net Income (Loss)	$(9,106)	$9,391	$(3,236)	$(2,951)

Three Months Ended September 30, 2018
Interest income	$-	$15,323	$-	$15,323
Interest expense	629	8,626	2	9,257
Net interest income (expense)	(629)	6,697	(2)	6,066
Servicing fee income	14,017	-	-	14,017
Servicing costs	2,981	-	-	2,981
Net servicing income	11,036	-	-	11,036
Other income	6,218	7,672	-	13,890
Other operating expenses	-	-	2,764	2,764
Provision for corporate business taxes	729	-	-	729
Net Income (Loss)	$15,896	$14,369	$(2,766)	$27,499

Nine Months Ended September 30, 2019
Interest income	$852	$52,716	$-	$53,568
Interest expense	1,924	33,162	-	35,086
Net interest income (expense)	(1,072)	19,554	-	18,482
Servicing fee income	54,237	-	-	54,237
Servicing costs	12,026	-	-	12,026
Net servicing income	42,211	-	-	42,211
Other expense	(83,526)	(34,314)	-	(117,840)
Other operating expenses	-	-	9,080	9,080
Benefit from corporate business taxes	(14,980)	-	-	(14,980)
Net Loss	$(27,407)	$(14,760)	$(9,080)	$(51,247)

Nine Months Ended September 30, 2018
Interest income	$-	$40,757	$-	$40,757
Interest expense	1,266	22,856	2	24,124
Net interest income (expense)	(1,266)	17,901	(2)	16,633
Servicing fee income	34,202	-	-	34,202
Servicing costs	7,087	-	-	7,087
Net servicing income	27,115	-	-	27,115
Other income	18,351	26,285	-	44,636
Other operating expenses	-	-	7,276	7,276
Provision for corporate business taxes	4,525	-	-	4,525
Net Income (Loss)	$39,675	$44,186	$(7,278)	$76,583

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2019
Investments	$255,845	$2,483,237	$-	$2,739,082
Other assets	57,259	58,191	21,479	136,929
Total assets	313,104	2,541,428	21,479	2,876,011
Debt	157,951	2,266,841	-	2,424,792
Other liabilities	7,126	21,026	13,460	41,612
Total liabilities	165,077	2,287,867	13,460	2,466,404
Book value	$148,027	$253,561	$8,019	$409,607

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Note 4 — Investments in RMBS
RMBS on which the payment of principal and interest is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise are referred to as “Agency RMBS.” RMBS also includes collateralized mortgage obligations (“CMOs”) which are either loss share securities issued by Fannie Mae or Freddie Mac or  non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for securities that are OTTI (dollars in thousands):
Summary of RMBS Assets
As of September 30, 2019
	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,835,342	$1,598,859	$20,154	$(1,668)	$1,617,345	200	(B)	3.82%	3.67%	26
Freddie Mac	799,247	692,286	10,328	(478)	702,136	86	(B)	3.74%	3.60%	27
CMOs	171,229	157,306	6,450	-	163,756	39	(B)	5.15%	5.45%	16
Total/Weighted Average	$2,805,818	$2,448,451	$36,932	$(2,146)	$2,483,237	325		3.89%	3.77%	26

As of December 31, 2018
	Original		Gross Unrealized			Number	Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at September 30, 2019 by at least one NRSRO. The Company’s private label securities are rated investment grade by at least one NRSRO as of September 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity
As of September 30, 2019
	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$54,918	$47,742	$2,287	$-	$50,029	14	(B)	5.78%	6.14%	09
Over 10 Years	2,750,900	2,400,709	34,645	(2,146)	2,433,208	311	(B)	3.85%	3.72%	26
Total/Weighted Average	$2,805,818	$2,448,451	$36,932	$(2,146)	$2,483,237	325		3.89%	3.77%	26

As of December 31, 2018
	Original		Gross Unrealized			Number	Weighted Average
Years to Maturity	Face Value	Book Value	Gains	Losses	Carrying Value(A)	of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$24,377	$15,100	$731	$(134)	$15,697	7	(B)	4.97%	4.93%	09
Over 10 Years	2,017,720	1,793,320	4,875	(43,782)	1,754,413	240	(B)	3.97%	3.81%	25
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2019 by at least one NRSRO. The Company’s private label securities are rated investment grade by at least one NRSRO as of September 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At September 30, 2019 and December 31, 2018, the Company pledged Agency RMBS with a carrying value of approximately $2,363.2 million and $1,698.7 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
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
Unrealized losses that are considered other than temporary are recognized in earnings. The Company did not record any OTTI charges during the three and nine-month periods ended September 30, 2019. The Company did not record any OTTI charges during the three-month period ended September 30, 2018. The Company recorded approximately $45,000 of OTTI charges during the nine-month period ended September 30, 2018.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):
RMBS Unrealized Loss Positions
As of September 30, 2019
	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$197,867	$183,984	$(355)	$183,629	22	(B)	3.70%	3.52%	28
Twelve or More Months	233,284	185,355	(1,791)	183,564	33	(B)	3.72%	3.50%	24
Total/Weighted Average	$431,151	$369,339	$(2,146)	$367,193	55		3.71%	3.51%	26

As of December 31, 2018
	Original		Gross			Weighted Average
Duration in Loss Position	Face Value	Book Value	Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$256,937	$224,617	$(1,563)	$223,054	28	(B)	4.26%	4.14%	24
Twelve or More Months	1,512,169	1,321,115	(42,353)	1,278,762	181	(B)	3.78%	3.60%	25
Total/Weighted Average	$1,769,106	$1,545,732	$(43,916)	$1,501,816	209		3.85%	3.68%	25

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2019 by at least one NRSRO. The Company’s private label securities are rated investment grade or better by at least one NRSRO as of September 30, 2019.

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
Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $34.1 billion as of September 30, 2019 the respective acquisition dates.
The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary
As of September 30, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$24,794,818	$324,360	(C)	$227,522	4.36%	26.9	$(96,838)
Government	3,069,392	40,216	(C)	28,323	3.37%	26.1	(11,893)
MSR Total/Weighted Average	$27,864,210	$364,576		$255,845	4.25%	26.8	$(108,731)

As of December 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,366,980	$258,070	(C)	$254,691	4.37%	27.3	$(3,379)
Government	3,480,009	40,410	(C)	40,216	3.37%	26.8	(194)
MSR Total/Weighted Average	$24,846,989	$298,480		$294,907	4.23%	27.2	$(3,573)

(A)	Carrying value represents the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets
As of September 30, 2019
Percentage of Total Outstanding Unpaid Principal Balance
California	12.5%
Texas	6.1%
Maryland	5.5%
Florida	5.0%
All other	70.9%
Total	100.0%

As of December 31, 2018
Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.4%
Florida	5.1%
All other	75.8%
Total	100.0%

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
Common Stock ATM Program
In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. The Company did not issue any shares of common stock during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.
Preferred Stock ATM Program
In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. The Company did not issue any shares of Series A Preferred Stock during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000.
Share Repurchase Program
In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. No shares were repurchased during the three and nine-month periods ended September 30, 2019.
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
The following table sets forth, as of the dates indicated, the number of LTIP-OP Units and shares of the Company’s common stock and the values thereof (based on the closing prices on the respective dates of grant) granted under the 2013 Plan. Except as otherwise indicated, all shares are fully vested.
Equity Incentive Plan Information
	LTIP-OP Units			Shares of Common Stock
	Issued	Forfeited	Converted	Issued	Forfeited	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Issuance Price
December 31, 2017	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
March 31, 2018	(178,500)	916	12,917	(49,619)	3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400)	-	-	(8,256)	-	(53,656)	$18.17
June 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213

December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise		-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838
Number of securities issued or to be issued upon exercise	-	-	-	(12,789)	-	(12,789)	$16.42
June 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049

The Company recognized approximately $225,000 and $194,000 in share-based compensation expense in the three-month periods ended September 30, 2019 and September 30, 2018, respectively. The Company recognized approximately $741,000 and $494,000 in share-based compensation expense in the nine-month periods ended September 30, 2019 and September 30, 2018, respectively. There was approximately $1.5 million and $1.2 million of total unrecognized share-based compensation expense as of September 30, 2019 and December 31, 2018, respectively, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s interim consolidated statements of income (loss).
Non-Controlling Interests in Operating Partnership
Non-controlling interests in the Operating Partnership in the accompanying interim consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.
As of September 30, 2019, the non-controlling interest holders in the Operating Partnership owned 270,442 LTIP-OP Units, or approximately 1.6% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.
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
The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):
Earnings per Common Share Information
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$(2,951)	$27,499	$(51,247)	$76,583
Net (income) loss allocated to noncontrolling interests in Operating Partnership	43	(364)	830	(993)
Dividends on preferred stock	2,459	1,372	6,893	3,902
Net income (loss) applicable to common stockholders	$(5,367)	$25,763	$(57,310)	$71,688
Denominator:
Weighted average common shares outstanding	16,883,816	15,864,774	16,767,562	14,065,000
Weighted average diluted shares outstanding	16,896,605	15,873,030	16,780,351	14,073,256
Basic and Diluted EPS:
Basic	$(0.32)	$1.62	$(3.42)	$5.10
Diluted	$(0.32)	$1.62	$(3.42)	$5.09

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
Management Fees and Compensation Reimbursement to Affiliate
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Management fees	$1,804	$1,361	$5,071	$3,677
Compensation reimbursement	238	238	714	620
Total	$2,042	$1,599	$5,785	$4,297

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
Joint Marketing Recapture Agreement
In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended September 30, 2019, no MSRs on loans had been received from Freedom Mortgage. During the nine-month period ended September 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.
Other Transactions with Affiliated Persons
The Company leases five employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.
The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 as of September 30, 2019 and December 31, 2018 and has been classified within “Accrued expenses and other liabilities” on the interim consolidated balance sheets.

The Company incurred losses of approximately $57,000 on loans repurchased from Ginnie Mae during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company incurred losses on loans repurchased from Ginnie Mae of approximately $347,000. During the three and nine-month periods ended September 30, 2018, there were no such losses. Under the terms of the Ginnie Mae purchase and sale agreement with Freedom Mortgage, $320,000 of these foreclosure related losses were on VA loans repurchased from Ginnie Mae and are recoverable from Freedom Mortgage and have been classified within “Receivables and other assets” on the interim consolidated balance sheets. The remaining $27,000 foreclosure related losses are not reimburseable.
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
In order to help mitigate duration risk and manage basis risk and the pricing risk under the Company’s financing facilities, the Company utilizes Treasury futures and forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Unless otherwise indicated, references to Treasury futures include options on Treasury futures.
The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):
Derivatives	September 30, 2019	December 31, 2018
Notional amount of interest rate swaps	$2,404,350	$1,380,000
Notional amount of swaptions	35,000	110,000
Notional amount of TBAs, net	244,700	35,000
Notional amount of Treasury futures	411,000	80,000
Total notional amount	$3,095,050	$1,605,000

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2019	$2,404,350	1.86%	2.09%	5.6
December 31, 2018	$1,380,000	2.18%	2.61%	5.1

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
September 30, 2019	$35,000	3.08%	LIBOR-BBA	%	10.5
December 31, 2018	$110,000	3.25%	LIBOR-BBA	%	10.0

(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the interim consolidated statements of income for the periods indicated (dollars in thousands):
Realized Gains (Losses) on Derivatives
	Consolidated Statements of Income	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	(Loss) Location	2019	2018	2019	2018
Interest rate swaps	Realized gain (loss) on derivatives, net	$(3,560)	$(377)	$(17,142)	$(961)
Swaptions	Realized gain (loss) on derivatives, net	(194)	(459)	(1,338)	(834)
TBAs	Realized gain (loss) on derivatives, net	2,253	(435)	3,340	(1,013)
Treasury futures	Realized gain (loss) on derivatives, net	14,128	564	19,926	81
Total		$12,627	$(707)	$4,786	$(2,727)

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
The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s interim consolidated balance sheets   as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities
As of September 30, 2019
	Gross	Gross	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$33,200	$(6,455)	$26,745	$(26,745)	$-	$-
Interest Rate swaptions	6	-	6	(6)	-	-
TBAs	3,449	(3,449)	-	-	-	-
Total Assets	$36,655	$(9,904)	$26,751	$(26,751)	$-	$-

Liabilities
Repurchase agreements	$2,266,841	$-	$2,266,841	$(2,225,276)	$(41,565)	$-
Interest rate swaps	21,104	(6,455)	14,649	(14,649)		-
TBAs	4,064	(3,448)	616	(616)	-	-
Treasury futures	1,651	-	1,651	5,498	(7,149)	-
Total Liabilities	$2,293,660	$(9,903)	$2,283,757	$(2,235,043)	$(48,714)	$-

As of December 31, 2018
	Gross	Gross	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Amounts Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$23,176	$-	$23,176	$(23,176)	$-	$-
Interest Rate swaptions	170	-	170	(170)	-	-
TBAs	349	(181)	168	(168)	-	-
Treasury futures	744	-	744	(57)	(687)	-
Total Assets	$24,439	$(181)	$24,258	$(23,571)	$(687)	$-

Liabilities
Repurchase agreements	$1,598,592	$-	$1,598,592	$(1,591,094)	$(7,498)	$-
Interest rate swaps	3,816	-	3,816	(3,816)		-
TBAs	181	(181)	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$1,602,589	$(181)	$1,602,408	$(1,594,910)	$(7,498)	$-

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
RMBS
The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the interim consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2019 and December 31, 2018.
MSRs
The Company holds a portfolio of MSRs that are reported at fair value in the interim consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2019 and December 31, 2018.
Derivative Instruments
The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2019 and December 31, 2018.
Both the Company and the derivative counterparties under their netting arrangements are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparties. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or counterparties is considered materially mitigated. The Company’s interest rate swaps and Treasury futures contracts are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands).
Recurring Fair Value Measurements
As of September 30, 2019
	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,617,345	$-	$1,617,345
Freddie Mac	-	702,136	-	702,136
CMOs	-	163,756	-	163,756
RMBS total	-	2,483,237	-	2,483,237
Derivative assets
Interest rate swaps	-	26,745	-	26,745
Interest rate swaptions	-	6	-	6
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative assets total	-	26,751	-	26,751
Servicing related assets	-	-	255,845	255,845
Total Assets	$-	$2,509,988	$255,845	$2,765,833
Liabilities
Derivative liabilities
Interest rate swaps	-	14,649	-	14,649
TBAs	-	616	-	616
Treasury futures	-	1,651	-	1,651
Derivative liabilities total	-	16,916	-	16,916
Total Liabilities	$-	$16,916	$-	$16,916

As of December 31, 2018
	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,178,164	$-	$1,178,164
Freddie Mac	-	459,008	-	459,008
CMOs	-	132,938	-	132,938
RMBS total	-	1,770,110	-	1,770,110
Derivative assets
Interest rate swaps	-	23,176	-	23,176
Interest rate swaptions	-	170	-	170
TBAs	-	168	-	168
Treasury futures	-	744	-	744
Derivative assets total	-	24,258	-	24,258
Servicing related assets	-	-	294,907	294,907
Total Assets	$-	$1,794,368	$294,907	$2,089,275
Liabilities
Derivative liabilities
Interest rate swaps	-	3,816	-	3,816
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	3,816	-	3,816
Total Liabilities	$-	$3,816	$-	$3,816

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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
Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2019 and December 31, 2018 and do not take into consideration the effects of subsequent changes in market or other factors.
The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
As of September 30, 2019
Level 3
MSRs
Balance at December 31, 2018	$294,907
Purchases and other changes:
Purchases	71,294
Other changes (A)	(1,625)
Purchases and other changes:	$69,669
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(68,740)
Other changes in fair value (B)	(39,991)
Unrealized gain (loss) included in Net Income	$(108,731)
Balance at September 30, 2019	$255,845

As of December 31, 2018
Level 3
MSRs
Balance at December 31, 2017	$122,806
Purchases and other changes:
Purchases	178,192
Other changes (A)	(2,518)
Purchases and other changes:	$175,674
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,648
Other changes in fair value (B)	(18,221)
Unrealized gain (loss) included in Net Income	$(3,573)
Balance at December 31, 2018	$294,907

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):
Fair Value Measurements
As of September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$227,522	Discounted cash flow	Constant prepayment speed	7.9% - 42.1%	14.7%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.0%
			Annual cost to service, per loan		$73
Government	$28,323	Discounted cash flow	Constant prepayment speed	6.1% - 21.7%	14.0%
			Uncollected payments	2.5% - 10.0%	2.7%
			Discount rate		9.1%
			Annual cost to service, per loan		$110
TOTAL	$255,845

As of December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$254,691	Discounted cash flow	Constant prepayment speed	4.5% - 20.6%	9.1%
			Uncollected payments	0.5% - 11.7%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,216	Discounted cash flow	Constant prepayment speed	6.3% - 17.9%	8.9%
			Uncollected payments	3.1% - 12.4%	4.2%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$294,907

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
Note 10 — Commitments and Contingencies
The commitments and contingencies of the Company as of September 30, 2019 and December 31, 2018 are described below.
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

Legal and Regulatory
From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s interim consolidated financial statements, and, therefore, no accrual is required as of September 30, 2019 and December 31, 2018.
Commitments to Purchase/Sell RMBS
As of September 30, 2019 and December 31, 2018, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.
As of September 30, 2019 and December 31, 2018, the Company was not obligated to purchase or sell any RMBS securities.
Acknowledgment Agreements
In connection with the Fannie Mae MSR Financing Facility (as defined below) entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 12—Notes Payable for a description of the Fannie Mae MSR Financing Facility and the financing facility it replaced.
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
Note 11 – Repurchase Agreements
The Company had outstanding approximately $2,266.8 million and $1,598.6 million of borrowings under its repurchase agreements as of September 30, 2019 and December 31, 2018, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 54 days and 38 days as of September 30, 2019 and December 31, 2018, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).
The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics
As of September 30, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$623,936	2.50%
One to three months	1,215,235	2.29%
Greater than three months	427,670	2.33%
Total/Weighted Average	$2,266,841	2.36%

As of December 31, 2018
	Repurchase Agreements	Weighted Average Rate
Less than one month	$776,666	2.51%
One to three months	821,926	2.56%
Greater than three months	-	-%
Total/Weighted Average	$1,598,592	2.54%

There were no overnight or demand securities as of September 30, 2019 or December 31, 2018.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million  with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at September 30, 2019. Approximately $96.5 million was outstanding under the MSR Financing Facility at December 31, 2018. The MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated as of September 30, 2019.
In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.
In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $58.5 million and $45.0 million was outstanding under the MSR Revolver at September 30, 2019 and December 31, 2018, respectively.
In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $84.4 million was outstanding under the Fannie Mae MSR Financing Facility at September 30, 2019.  No balance was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2018.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):
Long-Term Borrowings Repayment Characteristics
As of September 30, 2019
	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$500	$2,000	$2,000	$10,996	$-	$-	$15,496
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$58,500	$-	$-	$-	$58,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$-	$84,390	$-	$-	$-	$84,390
Total	$500	$2,000	$144,890	$10,996	$-	$-	$158,386

As of December 31, 2018
	2019	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$10,996	$-	$-	$16,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$6,195	$90,305	$-	$-	$-	$96,500
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$-	$45,000	$-	$-	$-	$45,000
Total	$2,000	$8,195	$137,305	$10,996	$-	$-	$158,496

Note 13 – Receivables and Other Assets
The assets comprising “Receivables and other assets” as of September 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):
Receivables and Other Assets
	September 30, 2019	December 31, 2018
Servicing advances	$10,032	$9,942
Interest receivable	9,230	6,540
Deferred tax receivable	12,901	-
Repurchased loans held for sale	3,345	2,814
Other receivables	4,601	4,687
Total other assets	$40,109	$23,983

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities
The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):
Accrued Expenses and Other Liabilities
	September 30, 2019	December 31, 2018
Accrued interest payable	$8,528	$8,056
Net current tax payable	4	152
Net deferred tax payable	-	2,078
Accrued expenses	4,174	5,259
Total accrued expenses and other liabilities	$12,706	$15,545

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
The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):
	Nine Months Ended September 30,
	2019	2018
Current federal income tax expense (benefit)	$-	$156
Current state income tax expense (benefit)	-	47
Deferred federal income tax expense (benefit)	(12,222)	3,526
Deferred state income tax expense (benefit)	(2,758)	796
Provision for (Benefit from) Corporate Business Taxes	$(14,980)	$4,525

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):
	Nine Months Ended September 30,
	2019		2018
Computed income tax (benefit) expense at federal rate	$(13,906)	21.0%	$17,035	21.0%
State taxes (benefit), net of federal tax, if applicable	(2,757)	4.2%	832	1.0%
Provision to return adjustment	-	-%	4	0.0%
REIT income not subject to tax (benefit)	1,683	(2.6)%	(13,346)	(16.4)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(14,980)	22.6%	$4,525	5.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2019 and December 31, 2018, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):
	Nine Months Ended September 30,
	2019	2018
Income taxes payable
Federal income taxes payable	$-	$156
State and local income taxes payable	-	47
Income taxes payable	$-	$203

	September 30, 2019	December 31, 2018
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$-	$(4)
Deferred tax - mortgage servicing rights	(12,651)	2,082
Deferred tax - net operating loss	(250)	-
Total net deferred tax (assets) liabilities	$(12,901)	$2,078

The deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018, respectively, were each primarily related to MSRs. No valuation allowance has been established at September 30, 2019 or December 31, 2018. As of September 30, 2019 and December 31, 2018, deferred tax liabilities are included in “Accrued expenses and other liabilities” in the interim consolidated balance sheets.
Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s interim consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these interim consolidated financial statements.
The Company’s 2018, 2017, 2016, 2015, 2014, 2013 and 2012 federal, state and local income tax returns remain open for examination by the relevant authorities.
Note 16 – Subsequent Events
In October 2019 the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility.  Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin.  The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022.

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
In April 2018, we initiated an at-the-market offering program (the “Series A ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $35 million of our Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. We did not issue and sell any shares of our Series A Preferred Stock during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, we issued and sold 63,429 shares of our Series A Preferred Stock pursuant to the Series A ATM Program for net proceeds of approximately $1.6 million. The net proceeds were used for general corporate purposes, including investment in RMBS.
On June 4, 2018, we issued and sold 2,750,000 shares of our common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.
In August 2018, we initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which we may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. We did not issue and sell any common stock under the Common Stock ATM Program during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, we issued and sold 225,646 shares of common stock under the Common Stock ATM Program for net proceeds of approximately $3.8 million. The net proceeds were used for general corporate purposes, including investment in RMBS.
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
We anticipate that over time a significant portion of the paydowns of the RMBS acquired as a result of these equity offerings will be deployed into the acquisition of MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.
In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. No shares were repurchased during the three- month period ended September 30, 2019.
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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:
Average Net Yield Spread at Period End
Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2019	3.77%	2.13%	1.64%
June 30, 2019	3.83%	2.27%	1.55%
March 31, 2019	3.83%	2.21%	1.62%
December 31, 2018	3.82%	2.10%	1.72%

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
Impact of Changes in Market Interest Rates on Our Assets
The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance (“UPB”) of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. In addition, we will have to reinvest the greater amounts of prepayments in that lower rate environment thereby affecting future yields on our assets. If we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

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
We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. For a further discussion of the subservicing agreement, see Note 7. Aurora received no MSRs under this joint marketing recapture agreement during the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $4.4 million and paid fees of approximately $5,200 to Freedom Mortgage under this joint marketing recapture agreement. During the year ended December 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $21.5 million and paid fees of approximately $32,000 to Freedom Mortgage under this joint marketing recapture agreement.
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
Revenue Recognition on Investments in MSRs
Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $10.0 million and $9.9 million in reimbursable servicing advances were receivable at September 30, 2019 and December 31, 2018, respectively, and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.
Servicing fee income received and servicing expenses incurred are reported on the interim consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the interim consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.
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
Repurchase Transactions
We finance the acquisition of our RMBS for our portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts as specified in the respective transactions. Accrued interest payable is included in “Accrued expenses and other liabilities” on the interim consolidated balance sheets. Securities financed through repurchase transactions remain on our consolidated balance sheet as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. Interest paid in accordance with repurchase transactions is recorded in interest expense on the interim consolidated statements of income (loss).

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

Results of Operations
Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):
Results of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Interest income	$19,383	$15,323	$53,568	$40,757
Interest expense	12,635	9,257	35,086	24,124
Net interest income	6,748	6,066	18,482	16,633
Servicing fee income	18,687	14,017	54,237	34,202
Servicing costs	4,102	2,981	12,026	7,087
Net servicing income	14,585	11,036	42,211	27,115
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	275	(428)	275	(5,430)
Realized gain (loss) on derivatives, net	12,627	(707)	4,786	(2,727)
Realized gain on acquired assets, net	54	-	54	-
Unrealized gain (loss) on derivatives, net	(2,133)	8,807	(14,224)	34,442
Unrealized gain (loss) on investments in Servicing Related Assets	(37,514)	6,218	(108,731)	18,351
Total Income	(5,358)	30,992	(57,147)	88,384
Expenses
General and administrative expense	1,194	1,165	3,295	2,979
Management fee to affiliate	2,042	1,599	5,785	4,297
Total Expenses	3,236	2,764	9,080	7,276
Income (Loss) Before Income Taxes	(8,594)	28,228	(66,227)	81,108
Provision for (Benefit from) corporate business taxes	(5,643)	729	(14,980)	4,525
Net Income (Loss)	(2,951)	27,499	(51,247)	76,583
Net (income) loss allocated to noncontrolling interests in Operating Partnership	43	(364)	830	(993)
Dividends on preferred stock	2,459	1,372	6,893	3,902
Net Income (Loss) Applicable to Common Stockholders	$(5,367)	$25,763	$(57,310)	$71,688

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data
for
	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2019
Interest income	$380	$19,003	$-	$19,383
Interest expense	291	12,344	-	12,635
Net interest income	89	6,659	-	6,748
Servicing fee income	18,687	-	-	18,687
Servicing costs	4,102	-	-	4,102
Net servicing income	14,585	-	-	14,585
Other income (expense)	(29,423)	2,732	-	(26,691)
Other operating expenses	-	-	3,236	3,236
Benefit from corporate business taxes	(5,643)	-	-	(5,643)
Net Income (Loss)	$(9,106)	$9,391	$(3,236)	$(2,951)

Three Months Ended September 30, 2018
Interest income	$-	$15,323	$-	$15,323
Interest expense	629	8,626	2	9,257
Net interest income (expense)	(629)	6,697	(2)	6,066
Servicing fee income	14,017	-	-	14,017
Servicing costs	2,981	-	-	2,981
Net servicing income	11,036	-	-	11,036
Other income	6,218	7,672	-	13,890
Other operating expenses	-	-	2,764	2,764
Provision for corporate business taxes	729	-	-	729
Net Income (Loss)	$15,896	$14,369	$(2,766)	$27,499

Nine Months Ended September 30, 2019
Interest income	$852	$52,716	$-	$53,568
Interest expense	1,924	33,162	-	35,086
Net interest income (expense)	(1,072)	19,554	-	18,482
Servicing fee income	54,237	-	-	54,237
Servicing costs	12,026	-	-	12,026
Net servicing income	42,211	-	-	42,211
Other expense	(83,526)	(34,314)	-	(117,840)
Other operating expenses	-	-	9,080	9,080
Benefit from corporate business taxes	(14,980)	-	-	(14,980)
Net Loss	$(27,407)	$(14,760)	$(9,080)	$(51,247)

Nine Months Ended September 30, 2018
Interest income	$-	$40,757	$-	$40,757
Interest expense	1,266	22,856	2	24,124
Net interest income (expense)	(1,266)	17,901	(2)	16,633
Servicing fee income	34,202	-	-	34,202
Servicing costs	7,087	-	-	7,087
Net servicing income	27,115	-	-	27,115
Other income	18,351	26,285	-	44,636
Other operating expenses	-	-	7,276	7,276
Provision for corporate business taxes	4,525	-	-	4,525
Net Income (Loss)	$39,675	$44,186	$(7,278)	$76,583

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2019
Investments	$255,845	$2,483,237	$-	$2,739,082
Other assets	57,259	58,191	21,479	136,929
Total assets	313,104	2,541,428	21,479	2,876,011
Debt	157,951	2,266,841	-	2,424,792
Other liabilities	7,126	21,026	13,460	41,612
Total liabilities	165,077	2,287,867	13,460	2,466,404
Book value	$148,027	$253,561	$8,019	$409,607

December 31, 2018
Investments	$294,907	$1,770,110	$-	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	-	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Interest Income
Interest income for the three-month period ended September 30, 2019 was $19.4 million as compared to $15.3 million for the three-month period ended September 30, 2018. This $4.1 million increase in interest income was primarily comprised of an increase of approximately $3.7 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during nine-month period ended September 30, 2019.
Interest income for the nine-month period ended September 30, 2019 was $53.6 million as compared to $40.8 million for the nine-month period ended September 30, 2018. This $12.8 million increase in interest income was primarily comprised of an increase of approximately $12.0 million in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during nine-month period ended September 30, 2019.
Interest Expense
Interest expense for the three-month period ended September 30, 2019 was $12.6 million as compared to $9.3 million for the three-month period ended September 30, 2018. The $3.4 million increase in interest expense was substantially related to RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.
Interest expense for the nine-month period ended September 30, 2019 was $35.1 million as compared to $24.1 million for the nine-month period ended September 30, 2018. The $11.0 million increase was comprised of an increase of approximately $700,000 from Servicing Related Assets and an increase of approximately $10.3 million from RMBS. The changes were primarily due to additional repurchase agreement borrowings.
Change in Fair Value of Investments in Servicing Related Assets
The fair value of our investments in Servicing Related Assets for the three-month period ended September 30, 2019 decreased by approximately $37.5 million as compared to an increase of approximately $6.2 million for the three-month period ended September 30, 2018. The relative decrease was primarily due to a decrease in mortgage rates resulting in higher prepayments and greater amortization.

The fair value of our investments in Servicing Related Assets for the nine-month period ended September 30, 2019 decreased by approximately $108.7 million as compared to an increase of approximately $18.4 million for the nine-month period ended September 30, 2018. The relative decrease was primarily due to a decrease in mortgage rates resulting in higher prepayments and greater amortization.
Change in Fair Value of Derivatives
The fair value of derivatives for the three-month period ended September 30, 2019 decreased by approximately $2.1 million as compared to an increase of approximately $8.8 million for the three-month period ended September 30, 2018. The relative decrease was primarily due to changes in interest rates and the composition of our derivatives.
The fair value of derivatives for the nine-month period ended September 30, 2019 decreased by approximately $14.2 million as compared to an increase of approximately $34.4 million for the nine-month period ended September 30, 2018. The relative decrease was primarily due to changes in interest rates and the composition of our derivatives.
General and Administrative Expense
General and administrative expense for the three-month period ended September 30, 2019 increased by approximately $29,000 as compared to the three-month period ended September 30, 2018. The increase was primarily due to higher professional fees.
General and administrative expense for the nine-month period ended September 30, 2019 increased by approximately $316,000 as compared to the nine-month period ended September 30, 2018. The increase was primarily due to higher professional fees.
Management Fees to Affiliate
Management fees for the three and nine-month period ended September 30, 2019 increased by approximately $443,000 and $1.5 million, respectively from the comparable periods in 2018. The increase was primarily due to the sale of the Company’s common and preferred stock and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that the Company pays to the Manager.
Net Income Allocated to Noncontrolling Interests in Operating Partnership
Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.6% and 1.3% of net income at September 30, 2019 and September 30, 2018, respectively. The increase was due to the issuance of LTIP-OP Units in 2019.
For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):
Accumulated Other Comprehensive Income (Loss)
Three Months Ended September 30, 2019
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117
Other comprehensive income (loss)	15,551
Accumulated other comprehensive gain (loss), September 30, 2019	$34,668

Three Months Ended September 30, 2018
Accumulated other comprehensive gain (loss), June 30, 2018	$(41,966)
Other comprehensive income (loss)	(13,228)
Accumulated other comprehensive gain (loss), September 30, 2018	$(55,194)

Nine Months Ended September 30, 2019
Accumulated other comprehensive gain (loss), December 31, 2018	$(38,400)
Other comprehensive income (loss)	73,068
Accumulated other comprehensive gain (loss), September 30, 2019	$34,668

Nine Months Ended September 30, 2018
Accumulated other comprehensive gain (loss), December 31, 2017	$(2,942)
Other comprehensive income (loss)	(52,252)
Accumulated other comprehensive gain (loss), September 30, 2018	$(55,194)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended September 30, 2019, a 32 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $15.8 million, recorded in accumulated other comprehensive income (loss). During the nine-month period ended September 30, 2019, a 101 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $73.3 million, recorded in accumulated other comprehensive income (loss).
Non-GAAP Financial Measures
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:
·	core earnings; and
·	core earnings per average common share.

Core earnings is a non-GAAP financial measure and is currently defined by the Company as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes any tax (benefit) expense on unrealized gain (loss) on MSRs.
Beginning with this reporting period, the Company has refined the MSR amortization method utilized in determining the amount of realized and unrealized gain (loss) on investments in MSRs, used by the Company to calculate Core Earnings. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows or runoff. The new method increases the MSR amortization amount taken into account for the reporting period to better reflect current and expected market conditions and includes an adjustment for any gain or loss on the capital used to purchase the MSR. MSR amortization for periods that ended prior to September 30, 2019 have not been adjusted to reflect the Company’s refined MSR amortization method discussed above. If the refined MSR amortization method was applied retroactively to the three-month periods ended March 31, 2019 and June 30, 2019, the Company would have reported Core Earnings attributable to common stockholders per share of $0.50 and $0.38, respectively.

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
Core Earnings Summary
Core earnings for the three-month period ended September 30, 2019 as compared to the three-month period ended September 30, 2018, decreased by approximately $1.8 million, or $0.14 per average common share, primarily due to the issuance of additional shares of common stock and the issuance of additional shares of preferred stock in 2019.
Core earnings for the nine-month period ended September 30, 2019 as compared to the nine-month period ended September 30, 2018, increased by approximately $3.6 million, and decreased by $0.04 per average common share, primarily due to the issuance of additional shares of common stock and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per common share amounts, for the periods indicated (dollars in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income (Loss)	$(2,951)	$27,499	$(51,247)	$76,583
Realized loss (gain) on RMBS, net	(275)	428	(275)	5,430
Realized loss (gain) on derivatives, net	(12,627)	707	(4,786)	2,727
Realized gain on acquired assets, net	(54)	-	(54)	-
Unrealized loss (gain) on derivatives, net	2,133	(8,807)	14,224	(34,442)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	29,105	(10,260)	89,986	(28,149)
Tax (benefit) expense on unrealized (loss) gain on MSRs	(5,722)	725	(14,710)	4,254
Total core earnings:	$9,609	$10,292	$33,138	$26,403
Core earnings attributable to noncontrolling interests in Operating Partnership	(153)	(136)	(537)	(342)
Dividends on preferred stock	2,459	1,372	6,893	3,902
Core Earnings Attributable to Common Stockholders	$6,997	$8,784	$25,708	$22,158
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.41	$0.55	$1.53	$1.57
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.32)	$1.62	$(3.42)	$5.09

Our Portfolio
MSRs
By virtue of our acquisition of Aurora on May 29, 2015, we acquired its portfolio of Fannie Mae and Freddie Mac MSRs. Subsequently, Aurora acquired portfolios of Fannie Mae, Freddie Mac and Ginnie Mae MSRs with an aggregate UPB of approximately $34.1 billion as of the respective acquisition dates.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):
MSR Collateral Characteristics
As of September 30, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$227,522	$24,794,818	4.36%	0.25%	323	22	0.3%
Government	28,323	3,069,392	3.37%	0.31%	313	41	-%
MSR Total/Weighted Average	$255,845	$27,864,210	4.25%	0.26%	322	24	0.2%

As of December 31, 2018
		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$254,691	$21,366,980	4.37%	0.25%	328	17	0.3%
Government	40,216	3,480,009	3.37%	0.31%	321	32	-%
MSR Total/Weighted Average	$294,907	$24,846,989	4.23%	0.26%	327	19	0.2%

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

RMBS
The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):
RMBS Characteristics
As of September 30, 2019
	Original		Gross Unrealized				Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,835,342	$1,598,859	$20,154	$(1,668)	$1,617,345	200	(B)	3.82%	3.67%	26
Freddie Mac	799,247	692,286	10,328	(478)	702,136	86	(B)	3.74%	3.60%	27
CMOs	171,229	157,306	6,450	-	163,756	39	(B)	5.15%	5.45%	16
Total/Weighted Average	$2,805,818	$2,448,451	$36,932	$(2,146)	$2,483,237	325		3.89%	3.77%	26

As of December 31, 2018
	Original		Gross Unrealized				Weighted Average
Asset Type	Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	130,629	128,418	5,136	(616)	132,938	30	(B)	5.79%	5.78%	15
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25

(A)	See “Part I, Item 1. Notes to Interim consolidated financial statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, the majority of which, by UPB, are unrated or rated below investment grade at September 30, 2019 by at least one nationally recognized statistical rating organization (“NRSRO”). The Company’s private label securities are rated investment grade by at least one NRSRO as of September 30, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:
Net Interest Spread
	September 30, 2019	December 31, 2018
Weighted Average Asset Yield	3.15%	3.48%
Weighted Average Interest Expense	2.28%	2.17%
Net Interest Spread	0.87%	1.31%

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
Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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
Repurchase Agreements
As of September 30, 2019, we had repurchase agreements with 30 counterparties and approximately $2,266.8 million of outstanding repurchase agreement borrowings from 22 of those counterparties, which were used to finance RMBS. As of September 30, 2019, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2019 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.
Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):
Repurchase Agreement Average and Maximum Amounts
Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562
December 31, 2017	$1,628,904	$1,666,537	$1,666,537
September 30, 2017	$1,471,802	$1,590,228	$1,561,074

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under the MSR Financing Facility, MSR Revolver, and the MSR Term Facility (as defined below); financing facilities for the Company’s portfolio of MSRs and the sales of our common stock, Series A Preferred Stock and Series B Preferred Stock.
These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% and 4.2% as of September 30, 2019 and December 31, 2018, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):
Repurchase Agreement Characteristics
As of September 30, 2019
	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$655,236	$623,936	2.50%
One to three months	1,268,181	1,215,235	2.29%
Greater than three months	439,801	427,670	2.33%
Total/Weighted Average	$2,363,218	$2,266,841	2.36%

As of December 31, 2018
	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$823,397	$776,666	2.51%
One to three months	875,291	821,926	2.56%
Greater than three months	-	-	-%
Total/Weighted Average	$1,698,688	$1,598,592	2.54%

The amount of collateral as of September 30, 2019 and December 31, 2018, including cash, was $2,404.8 million and $1,706.9 million, respectively.
The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2019 and December 31, 2018 was 54 days and 38 days, respectively.
MSR Financing
In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time subsequently increased to $100 million with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at September 30, 2019. Approximately $96.5 million was outstanding under the MSR Financing Facility at December 31, 2018. The MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated as of September 30, 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022.
In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2019 and December 31, 2018, approximately $58.5 million and $45.0 million, respectively, was outstanding under the MSR Revolver.
In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $84.4 million was outstanding under the Fannie Mae MSR Financing Facility at September 30, 2019.  No balance was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2018.
Cash Flows
Operating and Investing Activities
Our operating activities provided cash of approximately $50.1 million and our investing activities used cash of approximately $694.2 million for the nine-month period ended September 30, 2019. The cash used in investing activities resulted from the equity offerings that we completed in 2018 and 2019 as well as the execution of our ongoing investment strategy.
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
We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss and earnings per diluted share for the three-month periods ended September 30, 2019 and September 30, 2018 were $0.32 and $1.62, respectively. Our GAAP loss and earnings per share for the nine-month periods ended September 30, 2019 and September 30, 2018 were $3.42 and $5.09, respectively.
Off-balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.
Contractual Obligations
Our contractual obligations as of September 30, 2019 and December 31, 2018 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Pursuant to our Management Agreement, our Manager is entitled to receive a management fee and the reimbursement of certain expenses.
The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):
Contractual Obligations Characteristics
As of September 30, 2019
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,266,841	$-	$-	$-	$2,266,841
Interest on repurchase agreement borrowings(A)	$8,401	$-	$-	$-	$8,401
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$13,496	$-	$-	$15,496
Interest on MSR Term Facility borrowings	$916	$1,271	$-	$-	$2,188
MSR Revolver
Borrowings under MSR Revolver	$-	$58,500	$-	$-	$58,500
Interest on MSR Revolver borrowings	$2,813	$2,772	$-	$-	$5,585
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$84,390	$-	$-	$84,390
Interest on Fannie Mae MSR Financing Facility	$3,580	$4,196	$-	$-	$7,777

As of December 31, 2018
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,598,592	$-	$-	$-	$1,598,592
Interest on repurchase agreement borrowings(A)	$6,624	$-	$-	$-	$6,624
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,996	$-	$16,996
Interest on MSR Term Facility borrowings	$1,008	$1,642	$306	$-	$2,956
MSR Financing Facility
Borrowings under MSR Financing Facility	$-	$96,500	$-	$-	$96,500
Interest on MSR Financing Facility borrowings	$6,118	$9,252	$-	$-	$15,370
MSR Revolver
Borrowings under MSR Revolver	$-	$45,000	$-	$-	$45,000
Interest on MSR Revolver borrowings	$3,316	$4,461	$-	$-	$7,777

(A)
Interest expense is calculated based on the interest rate in effect at September 30, 2019 and December 31, 2018, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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
We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. The president of Aurora, who also served as our chief financial officer, treasurer and secretary from our inception in October 2012 until June 12, 2019, receives a nominal portion of his overall compensation directly from Aurora for acting as its president. With that exception, our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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
Subservicing Agreements
As of September 30, 2019, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services The parties subsequently decided to re-instate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.
Joint Marketing Recapture Agreement
We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended September 30, 2019, no MSRs on loans had been received from Freedom Mortgage. During the nine-month period ended September 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage.

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
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of additional MSR financing, as well as possibly warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk and financing pricing risk through utilization of hedging instruments, primarily interest rate swap agreements and treasury futures, respectively. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate or pricing changes on our borrowings.
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

Prepayment Risk; Extension Risk
The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):
MSR Fair Value Changes
As of September 30, 2019
Conventional
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$241,043	$234,090	$227,522	$221,307	$215,421
Change in FV	$13,521	$6,569	$-	$(6,214)	$(12,100)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$262,400	$244,075	$227,522	$212,559	$199,020
Change in FV	$34,879	$16,554	$-	$(14,962)	$(28,502)
% Change in FV	15%	7%	-	(7)%	(13)%
Servicing Cost Shift in %
Estimated FV	$233,995	$230,758	$227,522	$224,285	$221,048
Change in FV	$6,474	$3,237	$-	$(3,237)	$(6,474)
% Change in FV	3%	1%	-	(1)%	(3)%

Government
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$30,347	$29,300	$28,323	$27,410	$26,555
Change in FV	$2,024	$977	$-	$(913)	$(1,769)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,795	$29,985	$28,323	$26,796	$25,388
Change in FV	$3,471	$1,661	$-	$(1,528)	$(2,936)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,731	$29,027	$28,323	$27,620	$26,916
Change in FV	$1,407	$704	$-	$(704)	$(1,407)
% Change in FV	5%	2%	-	(2)%	(5)%

As of December 31, 2018
Conventional
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$277,424	$265,607	$254,692	$244,585	$235,204
Change in FV	$22,732	$10,915	$-	$(10,107)	$(19,487)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$272,688	$263,879	$254,692	$245,554	$236,729
Change in FV	$17,996	$9,187	$-	$(9,138)	$(17,963)
% Change in FV	7%	4%	-	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$261,205	$257,949	$254,692	$251,435	$248,178
Change in FV	$6,514	$3,257	$-	$(3,257)	$(6,514)
% Change in FV	3%	1%	-	(1)%	(3)%

Government
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$44,591	$42,299	$40,216	$38,314	$36,572
Change in FV	$4,375	$2,084	$-	$(1,902)	$(3,644)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,763	$41,522	$40,216	$38,912	$37,646
Change in FV	$2,547	$1,306	$-	$(1,303)	$(2,569)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$41,930	$41,073	$40,216	$39,358	$38,501
Change in FV	$1,715	$857	$-	$(857)	$(1,715)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):
RMBS Fair Value Changes
As of September 30, 2019
		Fair Value Change
	September 30, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,717,662
RMBS Total Return (%)		(0.19)%	(0.50)%	(0.93)%	(1.47)%	(2.85)%
RMBS Dollar Return		$(5,071)	$(13,531)	$(25,176)	$(39,894)	$(77,427)

As of December 31, 2018
		Fair Value Change
	December 31, 2018	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,822,236
RMBS Total Return (%)		(0.32)%	(0.73)%	(1.22)%	(1.76)%	(3.01)%
RMBS Dollar Return		$(5,722)	$(13,181)	$(21,979)	$(31,872)	$(54,308)

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
Counterparty Risk
When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2019, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.
Our interest rate swaps and treasury futures contracts are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.
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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2019, the Company was not involved in any material legal proceedings.
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
CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 12, 2019	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2019
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