Form 10-K
period 2019-12-31
Cherry Hill Mortgage Investment Corp
filed 2020-02-27
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	46-1315605
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1451 Route 34, Suite 303 Farmingdale, New Jersey	07727
(Address of principal executive offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value 8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value	CHMI CHMI-PRA	New York Stock Exchange New York Stock Exchange
8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value	CHMI-PRB	New York Stock Exchange

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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 28, 2019, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2019) was approximately $253.2 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 28, 2019, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On February 27, 2020, the registrant had a total of 16,660,655 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 29, 2020 are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING INFORMATION

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;
•	the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net proceeds of any such offering in the target assets, if any, identified at the time of the offering;
•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;
•	the Company’s expected leverage;
•	the Company’s expected investments and the timing thereof;
•	the Company’s ability to acquire Servicing Related Assets and mortgage and real estate-related securities;
•	estimates and statements relating to, and the Company’s ability to make, future distributions to holders of the Company’s securities;
•	the Company’s ability to compete in the marketplace;
•	market, industry and economic trends;
•	recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);
•	mortgage loan modification programs and future legislative actions;
•	the Company’s ability to maintain its qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;
•	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);
•	projected capital and operating expenditures;
•	availability of qualified personnel; and
•	projected prepayment and/or default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•	the factors referenced in this Annual Report on Form 10-K, including those set forth under “Item 1. Business” and “Item 1A. Risk Factors”;
•	general volatility of the capital markets;
•	changes in the Company’s investment objectives and business strategy;
•	availability, terms and deployment of capital;
•	availability of suitable investment opportunities;
•	the Company’s dependence on the Manager and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;
•	changes in the Company’s assets, interest rates or the general economy;
•	increased rates of default and/or decreased recovery rates on the Company’s investments, including as a result of the effects of more severe weather and changes in traditional weather patterns;
•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;
•	limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and its exclusion from regulation as an investment company under the Investment Company Act;
•	the degree and nature of the Company’s competition, including competition for the residential mortgage assets in which the Company invests; and
•	other risks associated with acquiring, investing in and managing residential mortgage assets.

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

Servicing Related Asset Strategy. The primary focus of our Servicing Related Asset strategy is the acquisition of MSRs from servicers, which may include Freedom Mortgage, on a bulk and/or flow purchase basis on terms to be negotiated in the future. We currently expect that our investments in Excess MSRs will be through the creation of intercompany Excess MSRs from the MSRs so acquired.

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

Prime Mortgage Loans. We believe that the market for non-conforming loans including, in particular, prime non-conforming mortgage loans, will grow. While we remain interested in investing in this asset class, we do not currently anticipate that either market conditions or available long-term financing will allow us to execute this strategy in 2020. The prime mortgage loans may be ARMs, hybrid ARMs or FRMs with original terms to maturity of not more than 30 years and will be either fully amortizing or interest-only for up to ten years, and fully amortizing thereafter. We expect that these loans may include both qualified mortgages and, if and when market conditions permit, non-QM loans.

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

Our Manager

We are externally managed by our Manager and, with the exception of Aurora, our licensed mortgage servicing subsidiary, which has five leased employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to a services agreement with Freedom Mortgage, which is owned and controlled by Mr. Middleman. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business.

The principal office and place of business of our Manager is 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, and the telephone number of our Manager’s executive offices is (877) 870-7005.

We have a Risk Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. The members of our Risk Committee are Mr. Lown, our President and Chief Executive Officer; Mr. Evans, our Chief Investment Officer; Mr. Hutchby, our Chief Financial Officer, Treasurer and Secretary; our MSR portfolio manager; and our General Counsel.

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

In 2013 and 2014, we acquired Excess MSRs from Freedom Mortgage and entered into recapture agreements with Freedom Mortgage. For reporting purposes, these Excess MSRs were aggregated into three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. On November 15, 2016, we sold the Excess MSRs in Excess MSR Pool 1 and the Excess MSRs in Excess MSR Pool 2014 to Freedom Mortgage. We sold the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage on February 1, 2017. In connection with the sale of the Excess MSRs in Excess MSR Pool 2 to Freedom Mortgage, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs on mortgage loans that had an aggregate UPB of approximately $4.5 billion as of January 31, 2017. In connection with these sales, we repaid the outstanding borrowings drawn on our $25 million term loan with NexBank SSB (the “NexBank term loan”). In addition, the Acknowledgment Agreement that we and Freedom Mortgage entered into with Ginnie Mae at the time of our IPO was terminated. In connection with the sale transactions, Freedom Mortgage made 12 monthly yield maintenance payments aggregating $3.0 million to the Company from December 2016 to November 2017. While we no longer own any of these Excess MSRs, this information is presented because the investments are reflected in the audited consolidated financial statements included in this Annual Report on Form 10-K.

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

We have entered into repurchase agreements with 30 counterparties as of December 31, 2019. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has three separate MSR financing facilities: a term loan for $20.0 million and secured by all Ginnie Mae MSRs owned by Aurora, which also includes a $10.0 million revolver to finance advances on the pledged Ginnie Mae MSRs; a revolving loan for up to $200.0 million, $100.0 million of which is committed, and secured by all Fannie Mae MSRs owned by Aurora; and a revolving loan for up to $100.0 million secured by all Freddie Mac MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.” We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest and Financing Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include: interest rate swaps, TBAs, swaptions and Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

Policies with Respect to Certain Other Activities

If our board of directors determines that additional funding is required, we may raise such funds through additional offerings of equity or debt securities, the retention of cash flow and other funds from debt financing, or a combination of these methods. Our board of directors has the authority, without stockholder approval, to issue additional shares of common stock or preferred stock in any manner and on such terms and for such consideration as it deems appropriate, at any time. We may, in the future, offer equity or debt securities in exchange for assets. We have not in the past and will not in the future underwrite the securities of other companies. Our board of directors may change any of these policies without prior notice to, or a vote of, our stockholders.

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities for investment opportunities in general. See “Item 1A. Risk Factors—We operate in a highly competitive market.”

Employees

We do not have any employees other than those of our licensed mortgage servicing subsidiary, Aurora, which has five leased employees.

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

Website Access to Reports

We maintain a website at www.chmireit.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference, into this report. Through our website, we make available, free of charge, our annual proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov

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

Risks Related to Our Business

We may not be able to continue to generate sufficient revenue to make or sustain distributions to our stockholders.

We cannot assure you that we will be able to continue to generate sufficient returns to pay our operating expenses and make satisfactory distributions to our stockholders. The results of our operations depend on several factors, including the availability of opportunities for the acquisition of target assets, the level and volatility of interest rates, the availability of adequate short and long-term financing, conditions in the financial markets and general economic conditions.

Difficult conditions in the mortgage and residential real estate markets as well as general market concerns may adversely affect the value of the assets in which we invest, and these conditions may persist for the foreseeable future.

Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy in general. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risk associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values of our target assets have experienced volatility. Deterioration of the mortgage market and investor perception of the risks associated with RMBS and other residential mortgage assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

We could also be materially and adversely affected if a mortgage servicer is unable to adequately service the underlying mortgage loans due to the following reasons, among others:

•	its failure to comply with applicable laws and regulations;
•	its failure to perform its loss mitigation obligations;
•	a downgrade in its servicer rating;
•	its failure to perform adequately in its external audits;
•	a failure in or poor performance of its operational systems or infrastructure;
•	regulatory or legal scrutiny, enforcement proceedings, consent orders or similar actions regarding any aspect of its operations, including, but not limited to, servicing practices and foreclosure processes lengthening foreclosure timelines; or
•	the transfer of servicing to another party.

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

Prepayment rates also affect the fair values of our RMBS. Voluntary prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict as changes may occur faster or slower than changes in the market interest rates. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Ginnie Mae provides the issuer the option to buy loans that are 90 days or more delinquent out of the mortgage-backed securities that it services, which may also contribute to an increase in prepayment rates. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans. Additionally, changes in the GSEs decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

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

Our Manager relies on analytical models and information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and to conduct our asset management activities. If these models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks. In addition, models are only as accurate as the assumptions that go into building the models. Our Manager’s use of models and data may induce it to purchase certain assets at prices that are too high, sell certain other assets at prices that are too low or miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

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

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets (‘repo financing”). Other sources of leverage include MSR financings and, in the future, may include other credit facilities.

Through the use of leverage, we acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. Although we generally are not required to maintain any particular minimum or maximum target debt-to-equity leverage ratio with respect to our RMBS assets, the amount of leverage we may employ for this asset class will depend upon the availability of particular types of financing and our Manager’s assessment of the credit, liquidity, price volatility, financing counterparty risk and other factors. Our Manager has discretion, without the need for further approval by our board of directors, to change the amount of leverage we utilize for our RMBS. A change in our leverage strategy may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Decisions to employ additional leverage in executing our RMBS investment strategies could increase the risk inherent in our RMBS acquisition strategy.

Although we do not have a targeted debt-to-equity ratio for our RMBS, we are subject to margin calls as a result of our financing activity. We use leverage for the primary purpose of financing our RMBS portfolio and not for the purpose of speculating on changes in interest rates. We are restricted in the amount of leverage we may employ by the terms and provisions of some of our financing agreements and the terms of agreements that we may enter into in the future may include limits on leverage.

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to execute on our prime mortgage loan strategy and our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, but the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. More recently, the repo financing market has experienced a severe liquidity issue resulting in the infusion of additional liquidity by the Federal Reserve. These market disruptions and liquidity issues could potentially increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

If our lenders default on their obligations to resell the RMBS back to us at the end of the repurchase transaction term, the value of the RMBS has declined by the end of the repurchase transaction term or we default on our obligations under the repurchase transaction, we will lose money on these transactions. Any such losses may materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K and the other documents we file with the SEC from time to time. A change in our investment may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this Annual Report on Form 10-K.

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

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital, and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our efforts to comply with certain exclusions or exemptions from the definition of an “investment company” under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Our ability to make distributions to our stockholders depends on our operating results, our financial condition and other factors, and we may not be able to make regular cash distributions at a fixed rate or at all under certain circumstances.

We intend to continue to distribute to our stockholders all or substantially all of our REIT taxable income in each year (subject to certain adjustments), and may distribute more than our REIT taxable income. This distribution policy will enable us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions will depend on our earnings, applicable law, our financial condition and such other factors as our board of directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our board of directors.

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

Whole mortgage loans are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). The increased severity of weather events such as floods, tornados and hurricanes due to climate change may increase the risk or amount of loss due to property damage. In addition, claims may be assessed against us on account of our position as a mortgage holder or property owner, including assignee liability, responsibility for tax payments, environmental hazards and other liabilities. In some cases, these liabilities may be “recourse liabilities” or may otherwise lead to losses in excess of the purchase price of the related mortgage or property.

Risks Related to Our Relationship with our Manager

We are dependent on our Manager and certain key personnel that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates the management agreement or such key personnel are no longer available to us.

We do not have any employees of our own other than five leased employees of our licensed mortgage servicing subsidiary, Aurora. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. The departure of any of our senior officers could have a material adverse effect on our ability to achieve our objectives.

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

If our management agreement is terminated and no suitable replacement is found to manage us or we are unable to find a suitable replacement on a timely basis, we may not be able to continue to execute our business strategy. No assurances can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. The failure of any of the key personnel of our Manager to service our business with the requisite time and dedication could materially and adversely affect our ability to execute our business strategy.

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

We may choose not to enforce, or to enforce less vigorously, our rights under our management agreement or our rights as a third party beneficiary to the services agreement between our Manager and Freedom Mortgage because of our desire to maintain ongoing relationships with our Manager and Freedom Mortgage. In the future, Freedom Mortgage may sponsor other vehicles that invest in Servicing Related Assets, prime loans or other residential mortgage assets, and there may be situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire Servicing Related Assets, prime mortgage loans or other residential mortgage assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer Servicing Related Assets or any other residential mortgage assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

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

The management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated on an arm’s-length basis with an unrelated third party. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates.

Termination of our management agreement without cause is subject to several conditions, which may make such a termination difficult, and a significant termination fee would be payable by us. That fee will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

To qualify as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. In order to meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. In addition, we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly held REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

Our business is operated from space provided through our Manager located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, telephone (877) 870-7005, and 1270 Avenue of the Americas, Suite 920, New York, New York 10020, telephone (877) 870-7005.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2019, the Company is not aware of any material legal or regulatory claims.

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

Holders

As of February 27, 2020, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index, a peer group index, from December 31, 2014 to December 31, 2019. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	Year Ended
	December 31, 2015	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019
Cherry Hill Mortgage Investment Corporation	$79.68	$126.64	$139.06	$152.44	$142
Russel 2000	$95.59	$115.95	$132.94	$118.30	$148
SNL Finance REIT(A)	$91.70	$112.96	$131.80	$126.69	$153
S&P 500	$101.38	$113.51	$138.29	$132.23	$174

Source: SNL Financial LC

(A)	In addition to the Company, as of December 31, 2019, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Tr Inc., AGNC Investment Corp., American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate,Arbor Realty Trust Inc., Ares Commercial RE Corp., Arlington Asset Invt Corp., ARMOUR Residential REIT Inc., Blackstone Mortgage Tr Inc., Broadmark Realty Capital Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Credit Real Estate, Inc, CV Holdings Inc., Dynex Capital Inc., Ellington Financial Inc., Ellington Resdl Mrtg REIT, Exantas Capital Corp., Granite Point Mortgage Trust, Great Ajax Corp., Hannon Armstrong Sustainable, Hunt Companies Finance Trust, Invesco Mortgage Capital Inc., Jernigan Capital Inc., KKR Real Estate Finance Trust, Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp., New York Mortgage Trust Inc., Orchid Island Capital Inc., PennyMac Mortgage Invt Trust, RAIT Financial Trust, Ready Capital Corp., Redwood Trust Inc., Sachem Capital Corp., Starwood Property Trust Inc., TPG RE Finance Trust Inc, Tremont Mortgage Trust, Two Harbors Investment Corp., United Development Funding IV, and Western Asset Mrtg Cap Corp..

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2019:

Equity Incentive Plan Information

As of December 31, 2019

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,156,049
LTIP-OP Units	290,275
Forfeited LTIP-OP Units	(916)
Converted LTIP-OP Units	(18,917)
Shares of Common Stock	76,664
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		—

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

	Year Ended December 31,
Operating Data:	2019	2018	2017	2016	2015
Income
Interest income	$73,338	$57,715	$42,049	$30,722	$27,712
Interest expense	48,585	34,509	19,881	7,808	5,983
Net interest income	24,753	23,206	22,168	22,914	21,729
Servicing fee income	73,555	50,776	24,034	7,579	1,719
Servicing costs	17,122	10,615	5,783	2,562	761
Net servicing income	56,433	40,161	18,251	5,017	958
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	902	(8,362)	(503)	1,399	854
Realized gain on investments in Excess MSRs, net	—	—	6,678	1,520	—
Realized loss on derivatives, net	(12,362)	(5,889)	(5,554)	(7,963)	(3,913)
Realized gain on acquired assets, net	26	—	—	—	449
Unrealized gain (loss) on derivatives, net	(10,867)	3,505	6,580	12,080	(59)
Unrealized gain (loss) on investments in Excess MSRs	—	—	—	249	(19)
Unrealized gain (loss) on investments in Servicing Related Assets	(106,772)	(3,573)	9,159	(3,285)	(1,123)
Total Income (Loss)	(47,887)	49,048	56,779	31,931	18,876
Expenses
General and administrative expense	4,647	3,941	3,817	3,284	3,081
Management fee to affiliate	7,784	5,946	4,347	2,946	2,783
Total Expenses	12,431	9,887	8,164	6,230	5,864
Income (Loss) Before Income Taxes	(60,318)	39,161	48,615	25,701	13,012
Provision for (Benefit from) corporate business taxes	(16,822)	1,388	601	458	(343)
Net Income (Loss)	(43,496)	37,773	48,014	25,243	13,355
Net (income) loss allocated to noncontrolling interests in Operating Partnership	703	(488)	(655)	(411)	(141)
Dividends on preferred stock	9,353	5,297	1,833	—	—
Net Income (Loss) Applicable to Common Stockholders	$(52,146)	$31,988	$45,526	$24,832	$13,214
Net Income (Loss) Per Share of Common Stock
Basic	$(3.11)	$2.18	$3.98	$3.31	$1.76
Diluted	$(3.11)	$2.18	$3.98	$3.30	$1.76
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,775,113	14,649,242	11,443,493	7,512,444	7,509,543
Diluted	16,787,902	14,657,498	11,450,831	7,523,297	7,512,444
Dividends per share of Common Stock	$1.78	$2.11	$1.96	$2.11	$1.98

Balance Sheet Data:	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
RMBS, available-for-sale (including pledged assets)	$2,508,360	$1,770,110	$1,840,912	$671,904	$508,242
Investments in Servicing Related Assets at fair value (including pledged assets)	291,111	294,907	122,806	61,263	97,803
Total Assets	2,956,552	2,153,277	2,050,685	792,878	636,340
Repurchase agreements	2,337,638	1,598,592	1,666,537	594,615	385,560
Federal Home Loan Bank advances	—	—	—	—	62,250
Derivative liabilities	12,337	3,816	344	694	4,595
Notes payable	166,989	157,543	39,025	22,886	24,313
Dividends payable	8,768	11,847	7,273	4,816	3,684
Total Liabilities	2,544,909	1,789,346	1,728,228	636,869	484,003
Total Stockholders’ Equity	411,643	363,931	322,457	156,009	152,337

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. All of these Excess MSRs were sold back to Freedom Mortgage in November 2016 and February 2017. Aurora has the licenses necessary to service mortgage loans on a nationwide basis and is approved to service loans for Fannie Mae, Freddie Mac and Ginnie Mae.

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. We have also invested in Agency CMOs consisting of interest only securities (“IOs”) as well as non-Agency RMBS. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the year ended December 31, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000. During the year ended December 31, 2018, the Company issued and sold 318,206 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.37 per share for gross proceeds of approximately $8.1 million before fees of approximately $127,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the year ended December 31, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000. During the year ended December 31, 2018, the Company issued and sold 833,593 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $18.84 per share for gross proceeds of approximately $15.7 million before fees of approximately $314,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

On February 11, 2019, we issued and sold 1,800,000 shares of our Series B Preferred Stock. The underwriters subsequently exercised their option to purchase an additional 200,000 shares for total proceeds of approximately $48.4 million after underwriting discounts and commissions but before expenses of approximately $285,000. The net proceeds from the Series B Preferred Stock offering were invested in RMBS and MSRs.

In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. In the period from the program’s inception through December 31, 2019, the Company repurchased 235,950 shares of its common stock pursuant to the repurchase program for approximately $3.5 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings have been or will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

This Management’s Discussion and Analysis of Results of Operations and Financial Condition omits discussion and comparison of results of operations and financial condition for the year ended December 31, 2017. That discussion and comparison is included under the heading “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2019	3.72%	1.84%	1.88%
September 30, 2019	3.77%	2.13%	1.64%
June 30, 2019	3.83%	2.27%	1.55%
March 31, 2019	3.83%	2.21%	1.62%
December 31, 2018	3.82%	2.10%	1.72%
September 30, 2018	3.77%	2.05%	1.72%
June 30, 2018	3.74%	1.83%	1.91%
March 31, 2018	3.67%	1.81%	1.86%
December 31, 2017	3.66%	1.85%	1.81%
September 30, 2017	3.66%	1.85%	1.81%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our original Excess MSRs were, and our MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Item 1A. Risk Factors – Risks Related to Our Business.”

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

Impact of Changes in Market Interest Rates on Our Assets

The value of our assets may be affected by prepayment rates on mortgage loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire

Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. In addition, we will have to reinvest the greater amounts of prepayments in that lower rate environment, thereby affecting future yields on our assets. If we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

If prepayment speeds are significantly greater than expected, the fair value of the Servicing Related Assets could be less than their fair value as previously reported on our consolidated balance sheets. Such a reduction in the fair value of the Servicing Related Assets would have a negative impact on our book value. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from the Servicing Related Assets, and we could receive substantially less than what we paid for such assets. We do not utilize derivatives to hedge against changes in the fair value of the Servicing Related Assets. Our balance sheet, results of operations and cash flows are susceptible to significant volatility due to changes in the fair value of, or cash flows from, the Servicing Related Assets as interest rates change.

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

Voluntary and involuntary prepayment rates may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of, or natural disasters affecting, the area in which the related properties are located, the servicing of the mortgage loans, possible changes in tax laws, other opportunities for investment, homeowner mobility and other economic, social, geographic, demographic and legal factors, none of which can be predicted with any certainty.

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Transactions with Affiliates and Affiliated Entities.” In the year ended December 31, 2019, Aurora received MSRs with an aggregate UPB of approximately $4.4 million and paid fees of approximately $5,200 to Freedom Mortgage under this joint marketing recapture agreement. In the year ended December 31, 2018, Aurora received MSRs with an aggregate UPB of approximately $21.5 million and paid fees of approximately $32,000 to Freedom Mortgage under this joint marketing recapture agreement.

With respect to our business operations, increases in interest rates, in general, may over time cause:

•	the interest expense associated with our borrowings to increase;
•	the value of our assets to fluctuate;
•	coupons on any adjustable-rate and hybrid RMBS we may own to reset, although on a delayed basis, to higher interest rates;
•	prepayments on our RMBS to slow, thereby slowing the amortization of our purchase premiums and the accretion of our purchase discounts; and
•	an increase in the value of any interest rate swap agreements we may enter into as part of our hedging strategy.

Conversely, decreases in interest rates, in general, may over time cause:

•	prepayments on our RMBS to increase, thereby accelerating the amortization of our purchase premiums and the accretion of our purchase discounts;
•	the interest expense associated with our borrowings to decrease;
•	the value of our assets to fluctuate;
•	a decrease in the value of any interest rate swap agreements we may enter into as part of our hedging strategy; and
•	coupons on any adjustable-rate and hybrid RMBS assets we may own to reset, although on a delayed basis, to lower interest rates.

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

When the estimated fair value of a security is less than amortized cost, we consider whether there is an other-than-temporary impairment (“OTTI”) in the value of the security. An impairment is deemed an OTTI if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the impairment is deemed to be an OTTI, the resulting accounting treatment depends on the factors causing the OTTI. If the OTTI has resulted from (i) our intention to sell the security or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. If the OTTI has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an OTTI may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, expected losses, and expected changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) the credit of the issuer or the borrower, (ii) the credit rating of the security, (iii) the key terms of the security, (iv) the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

Fair Valued Assets and Liabilities

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices available in active markets (i.e., observable inputs) and the lowest priority to data lacking transparency (i.e., unobservable inputs). Additionally, ASC 820 requires an entity to consider all aspects of nonperformance risk, including the entity’s own credit standing, when measuring the fair value of a liability.

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

The level in the fair value hierarchy within which the entirety of a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. We have used Level 2 for our RMBSs, our derivative assets and liabilities and Level 3 for our Servicing Related Assets.

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

Investments in Excess MSRs

Upon acquisition from Freedom Mortgage, we elected to record our investments in Excess MSRs at fair value. We made this election in order to provide the users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the Excess MSRs. Under this election, we recorded a valuation adjustment on our Excess MSR investments on a quarterly basis to recognize the changes in fair value in net income as described in “–Revenue Recognition on Investments in Excess MSRs” below.

The fair values of those Excess MSRs were determined by projecting net servicing cash flows, which were then discounted to estimate the fair value. The fair values of Excess MSRs are impacted by a variety of factors, including prepayment assumptions, discount rates, delinquency rates, contractually specified servicing fees, and underlying portfolio characteristics. The underlying assumptions and estimated values were corroborated by values received from independent third parties. Changes in fair value of our Excess MSRs were reported in other income or loss in our consolidated statements of income. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value.”

As of December 31, 2019, all of the Excess MSRs originally acquired from Freedom Mortgage have been sold back to Freedom Mortgage.

Revenue Recognition on Investments in Excess MSRs

Investments in Excess MSRs from Freedom Mortgage were aggregated into pools, and each pool of Excess MSRs was accounted for in the aggregate. Income for Excess MSRs was accreted into income on an effective yield or “interest” method, based upon the expected excess servicing amount through the expected life of the underlying mortgages. Changes to expected cash flows resulted in a cumulative retrospective adjustment, which was recorded in the period in which the change in expected cash flows occurred. Under the retrospective method, the income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period. The amortized cost basis is calculated as the present value of estimated future cash flows using an effective yield, which is the yield that equates all past actual and current estimated future cash flows to the initial investment. The difference between the fair value of Excess MSRs and their amortized cost basis was recorded as “Unrealized gain (loss) on investments in Excess MSRs” in our consolidated statements of income. Fair value was generally determined by discounting the expected future cash flows using discount rates that incorporated the market risks and liquidity premium specific to the Excess MSRs, and therefore may have differed from their effective yields.

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Our MSRs represent the right to service mortgage loans. As an owner and manager of MSRs, we may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data–Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $16.6 million and $9.9 million in reimbursable servicing advances were receivable at December 31, 2019 and December 31, 2018, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

We elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013. We expect to continue to qualify to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Our subsidiary TRS, Solutions and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. We assess our tax positions for all open tax years and determines if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2019	2018
Income
Interest income	$73,338	$57,715
Interest expense	48,585	34,509
Net interest income	24,753	23,206
Servicing fee income	73,555	50,776
Servicing costs	17,122	10,615
Net servicing income	56,433	40,161
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	902	(8,362)
Realized loss on derivatives, net	(12,362)	(5,889)
Realized gain on acquired assets, net	26	—
Unrealized gain (loss) on derivatives, net	(10,867)	3,505
Unrealized gain (loss) on investments in Servicing Related Assets	(106,772)	(3,573)
Total Income (Loss)	(47,887)	49,048
Expenses
General and administrative expense	4,647	3,941
Management fee to affiliate	7,784	5,946
Total Expenses	12,431	9,887
Income (Loss) Before Income Taxes	(60,318)	39,161
Provision for (Benefit from) corporate business taxes	(16,822)	1,388
Net Income (Loss)	(43,496)	37,773
Net (income) loss allocated to noncontrolling interests in Operating Partnership	703	(488)
Dividends on preferred stock	9,353	5,297
Net Income (Loss) Applicable to Common Stockholders	$(52,146)	$31,988

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2019
Interest income	$2,820	$70,518	$—	$73,338
Interest expense	3,669	44,916	—	48,585
Net interest income (expense)	(849)	25,602	—	24,753
Servicing fee income	73,555	—	—	73,555
Servicing costs	17,122	—	—	17,122
Net servicing income	56,433	—	—	56,433
Other expense	(95,002)	(34,071)	—	(129,073)
Other operating expenses	—	—	12,431	12,431
Benefit from corporate business taxes	(16,822)	—	—	(16,822)
Net Loss	$(22,596)	$(8,469)	$(12,431)	$(43,496)

Year Ended December 31, 2018
Interest income	$99	$57,616	$—	$57,715
Interest expense	2,314	32,193	2	34,509
Net interest income (expense)	(2,215)	25,423	(2)	23,206
Servicing fee income	50,776	—	—	50,776
Servicing costs	10,615	—	—	10,615
Net servicing income	40,161	—	—	40,161
Other expense	(3,573)	(10,746)	—	(14,319)
Other operating expenses	—	—	9,887	9,887
Provision for corporate business taxes	1,388	—	—	1,388
Net Income (Loss)	$32,985	$14,677	$(9,889)	$37,773
	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2019
Investments	$291,111	$2,508,360	$—	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	—	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643

December 31, 2018
Investments	$294,907	$1,770,110	$—	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	—	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931

Interest Income

Interest income for the year ended December 31, 2019 was $73.3 million as compared to $57.7 million for the year ended December 31, 2018. The $15.6 million increase in interest income for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was comprised of an increase of approximately $2.7 in Servicing Related Assets and an increase of approximately $12.9 million in RMBS primarily resulting from the investment of the net proceeds of the equity offerings that the Company completed during the year ended December 31, 2019.

Interest Expense

Interest expense for the year ended December 31, 2019 was $48.6 million as compared to $34.5 million for the year ended December 31, 2018. The $14.1 million increase for the year ended December 31, 2019 as compared to the year ended December 31, 2018, was comprised of an increase of approximately $1.4 million from Servicing Related Assets and an increase of approximately $12.7 million from RMBS. The changes were primarily due to additional Servicing Related Assets financing, additional repurchase agreement borrowings and an overall increase in repurchase rates offset by a lower swap cost.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the years ended December 31, 2019 and 2018 decreased by approximately $106.8 million and $3.6 million, respectively, primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the years ended December 31, 2019 and 2018 decreased by approximately $10.9 million and increased by approximately $3.5 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2019 and 2018 increased by approximately $706,000 and $124,000, respectively, as compared to the prior year. Each increase was primarily due to costs associated with Sarbanes-Oxley compliance and the growth of Aurora.

Management Fees to Affiliate

Management fees for the years ended December 31, 2019 and 2018 increased by approximately $1.8 million and $1.6 million, respectively, from the preceding year-end. Each such increase was due to the sale of our capital stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors and officers and by certain individuals who provide services to us through the Manager, represented approximately 1.6% and 1.3% of net income for the years ended December 31, 2019 and 2018, respectively. Each annual increase relative to the prior year was due primarily to the issuance and sale of additional shares of our capital stock during the applicable year.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2019
Accumulated other comprehensive loss, December 31, 2018	$(38,400)
Other comprehensive income	79,814
Accumulated other comprehensive gain, December 31, 2019	$41,414
Year Ended December 31, 2018
Accumulated other comprehensive loss, December 31, 2017	$(2,942)
Other comprehensive loss	(35,458)
Accumulated other comprehensive loss, December 31, 2018	$(38,400)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the years ended December 31, 2019 and 2018, volatility and ultimate decreases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and
•	core earnings per average common share.

Core earnings is a non-GAAP financial measure that we currently define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes any tax (benefit) expense on unrealized gain (loss) on MSRs.

Beginning with the third quarter of 2019, we refined the MSR amortization method utilized in determining the amount of realized and unrealized gain (loss) on investments in MSRs, used to calculate core earnings. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows or runoff. The new method increased the MSR amortization amount taken into account for the reporting period to better reflect current and expected market conditions and includes an adjustment for any gain or loss on the capital used to purchase the MSR. MSR amortization for periods that ended prior to September 30, 2019 have not been adjusted to reflect our refined MSR amortization method. If the refined MSR amortization method was applied retroactively to the year ended December 31, 2018, we would have reported core earnings attributable to common stockholders per share of $1.97.

Core earnings are provided for purposes of potential comparability to other issuers that invest in residential mortgage-related assets. We believe providing investors with core earnings, in addition to related GAAP financial measures, may provide investors some insight into our ongoing operational performance. However, the concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and given the apparent lack of a consistent methodology among issuers for defining core earnings, it may not be comparable to similarly-titled measures of other issuers, which define core earnings differently from us and each other. As a result, core earnings should not be considered a substitute for our GAAP net income (loss) or as a measure of our liquidity.

Core Earnings Summary

Core earnings for the years ended December 31, 2019 and 2018, as compared to the prior year, increased by approximately $780,000 and $7.5 million (a decrease of $0.24 and an increase of $0.03, respectively, per average common share). Each such increase was primarily due to increased invested capital as a result of the sales of our capital stock during the relevant year.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018
Net Income (Loss)	$(43,496)	$37,773
Realized loss (gain) on RMBS, net	(902)	8,362
Realized loss (gain) on derivatives, net	12,362	5,889
Realized gain on acquired assets, net	(26)	—
Unrealized loss (gain) on derivatives, net	10,867	(3,505)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	79,918	(10,712)
Tax (benefit) expense on unrealized (loss) gain on MSRs	(14,878)	994
Total core earnings:	$43,845	$38,801
Core earnings attributable to noncontrolling interests in Operating Partnership	(709)	(501)
Dividends on preferred stock	9,353	5,297
Core Earnings Attributable to Common Stockholders	$33,783	$33,003
Core Earnings Attributable to Common Stockholders, per Diluted Share	$2.01	$2.25
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(3.11)	$2.18

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs have an aggregate UPB of approximately $29.1 billion as of December 31, 2019.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$263,357	$26,142,780	4.27%	0.25%	321	23	0.2%
Government	27,754	2,925,346	3.37%	0.31%	310	44	—%
MSR Total/Weighted Average	$291,111	$29,068,126	4.18%	0.26%	320	25	0.2%

As of December 31, 2018

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$254,691	$21,366,980	4.37%	0.25%	328	17	0.3%
Government	40,216	3,480,009	3.37%	0.31%	321	32	—%
MSR Total/Weighted Average	$294,907	$24,846,989	4.23%	0.26%	327	19	0.2%
(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2019

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	—	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	—	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	100,129	99,023	5,060	(583)	103,500	23	(B)	6.30%	6.29%	11
Private Label MBS	30,500	29,395	76	(33)	29,438	7	(B)	4.10%	4.11%	29
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25
(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2019	December 31, 2018
Weighted Average Asset Yield	2.66%	3.48%
Weighted Average Interest Expense	1.93%	2.17%
Net Interest Spread	0.73%	1.31%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the years ended December 31, 2018 and 2019, we completed underwritten offerings and sales of our capital stock pursuant to our ATM programs which resulted in aggregate net proceeds of approximately $28.8 million. Net proceeds from these offerings and sales are available for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets and the repayment of borrowings, as well as dividends. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2019, we had repurchase agreements with 30 counterparties and approximately $2,337.6 million of outstanding repurchase agreement borrowings from 22 of those counterparties, which were used to finance RMBS. As of December 31, 2019, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2019 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under our MSR financing facilities; and the sales of our capital stock throughout the years ended December 31, 2019 and 2018.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% and 4.2% as of December 31, 2019 and December 31, 2018, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$955,382	$928,646	2.24%
One to three months	1,280,854	1,231,422	1.94%
Greater than three months	183,303	177,570	1.98%
Total/Weighted Average	$2,419,539	$2,337,638	2.06%

As of December 31, 2018

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$823,397	$776,666	2.51%
One to three months	875,291	821,926	2.56%
Greater than three months	—	—	—%
Total/Weighted Average	$1,698,688	$1,598,592	2.54%

The amount of collateral as of December 31, 2019 and December 31, 2018, including cash, was $2,480.9 million and $1,706.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2019 and December 31, 2018 was 42 days and 38 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The maximum amount and duration of the revolving period were subsequently increased. This facility was terminated and replaced in September 2019 as a result of which there was no outstanding balance under the MSR Financing Facility at December 31, 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2019 and December 31, 2018, approximately $55.5 million and $45.0 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2019.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $69.7 million and $62.0 million for the years ended December 31, 2019 and 2018, respectively. Our investing activities used cash of approximately $757.1 million and $163.8 million for the years ended December 31, 2019 and 2018, respectively. The cash used for our investing activities resulted from the equity offerings that we completed during the applicable year as well as the execution of our ongoing investment strategy.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss and earnings per share for the years ended December 31, 2019 and 2018 were $3.11 and $2.18, respectively.

Off-balance Sheet Arrangements

As of December 31, 2019, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2019 and December 31, 2018 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,337,638	$—	$—	$—	$2,337,638
Interest on repurchase agreement borrowings(A)	$9,641	$—	$—	$—	$9,641
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,996	$—	$—	$14,996
Interest on MSR Term Facility borrowings	$885	$1,063	$—	$—	$1,948
MSR Revolver
Borrowings under MSR Revolver	$—	$55,500	$—	$—	$55,500
Interest on MSR Revolver borrowings	$3,134	$1,769	$—	$—	$4,903
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$—	$97,000	$—	$—	$97,000
Interest on Fannie Mae MSR Financing Facility	$4,170	$3,481	$—	$—	$7,651

As of December 31, 2018

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,598,592	$—	$—	$—	$1,598,592
Interest on repurchase agreement borrowings(A)	$6,624	$—	$—	$—	$6,624
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$4,000	$10,996	$—	$16,996
Interest on MSR Term Facility borrowings	$1,008	$1,642	$306	$—	$2,956
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$96,500	$—	$—	$96,500
Interest on MSR Financing Facility borrowings	$6,118	$9,252	$—	$—	$15,370
MSR Revolver
Borrowings under MSR Revolver	$—	$45,000	$—	$—	$45,000
Interest on MSR Revolver borrowings	$3,316	$4,461	$—	$—	$7,777
(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2019 and December 31, 2018, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

As of December 31, 2019, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services. The parties subsequently decided to reinstate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the sub-servicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the year ended December 31, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2019

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$280,174	$271,514	$263,357	$255,662	$248,391
Change in FV	$16,817	$8,157	$—	$(7,695)	$(14,966)
% Change in FV	6%	3%	—	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$298,135	$279,978	$263,357	$248,209	$234,399
Change in FV	$34,778	$16,622	$—	$(15,148)	$(28,958)
% Change in FV	13%	6%	—	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$270,584	$266,970	$263,357	$259,743	$256,130
Change in FV	$7,227	$3,614	$—	$(3,614)	$(7,227)
% Change in FV	3%	1%	—	(1)%	(3)%

Government

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,841	$28,760	$27,754	$26,817	$25,942
Change in FV	$2,087	$1,006	$—	$(937)	$(1,812)
% Change in FV	8%	4%	—	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,090	$29,354	$27,754	$26,281	$24,921
Change in FV	$3,336	$1,600	$—	$(1,474)	$(2,834)
% Change in FV	12%	6%	—	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,132	$28,443	$27,754	$27,066	$26,377
Change in FV	$1,377	$689	$—	$(689)	$(1,377)
% Change in FV	5%	2%	—	(2)%	(5)%

As of December 31, 2018

Conventional

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$277,424	$265,607	$254,692	$244,585	$235,204
Change in FV	$22,732	$10,915	$—	$(10,107)	$(19,487)
% Change in FV	9%	4%	—	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$272,688	$263,879	$254,692	$245,554	$236,729
Change in FV	$17,996	$9,187	$—	$(9,138)	$(17,963)
% Change in FV	7%	4%	—	(4)%	(7)%
Servicing Cost Shift in %
Estimated FV	$261,205	$257,949	$254,692	$251,435	$248,178
Change in FV	$6,514	$3,257	$—	$(3,257)	$(6,514)
% Change in FV	3%	1%	—	(1)%	(3)%

Government

	(20)%	(10)%	—%	10%	20%
Discount Rate Shift in %
Estimated FV	$44,591	$42,299	$40,216	$38,314	$36,572
Change in FV	$4,375	$2,084	$—	$(1,902)	$(3,644)
% Change in FV	11%	5%	—	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$42,763	$41,522	$40,216	$38,912	$37,646
Change in FV	$2,547	$1,306	$—	$(1,303)	$(2,569)
% Change in FV	6%	3%	—	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$41,930	$41,073	$40,216	$39,358	$38,501
Change in FV	$1,715	$857	$—	$(857)	$(1,715)
% Change in FV	4%	2%	—	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2019

		Fair Value Change
	December 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,651,237
RMBS Total Return (%)		(0.23)%	(0.59)%	(1.06)%	(1.63)%	(3.06)%
RMBS Dollar Return		$(6,210)	$(15,609)	$(28,064)	$(43,321)	$(81,171)

As of December 31, 2018

		Fair Value Change
	December 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,822,236
RMBS Total Return (%)		(0.32)%	(0.73)%	(1.22)%	(1.76)%	(3.01)%
RMBS Dollar Return		$(5,722)	$(13,181)	$(21,979)	$(31,872)	$(54,308)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2019, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
February 27, 2020

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2019	December 31, 2018
Assets
RMBS, available-for-sale (including pledged assets of $2,419,539 and $1,698,688, respectively)	$2,508,360	$1,770,110
Investments in Servicing Related Assets at fair value (including pledged assets of $291,111 and $294,907, respectively)	291,111	294,907
Cash and cash equivalents	24,671	31,834
Restricted cash	67,037	8,185
Derivative assets	18,289	24,258
Receivables and other assets	47,084	23,983
Total Assets	$2,956,552	$2,153,277
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$2,337,638	$1,598,592
Derivative liabilities	12,337	3,816
Notes payable	166,989	157,543
Dividends payable	8,768	11,847
Due to affiliates	3,589	2,003
Accrued expenses and other liabilities	15,588	15,545
Total Liabilities	$2,544,909	$1,789,346
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2019 and 100,000,000 shares authorized and 2,718,206 shares issued and outstanding as of December 31, 2018, liquidation preference of $69,541 as of December 31, 2019 and liquidation preference of $67,955 as of December 31, 2018	$67,213	$65,639
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2019 and 100,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2018, liquidation preference of $50,000 as of December 31, 2019 and liquidation preference of $0 as of December 31, 2018	48,068	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 16,660,655 shares issued and outstanding as of December 31, 2019 and 500,000,000 shares authorized and 16,652,170 shares issued and outstanding as of December 31, 2018	170	167
Additional paid-in capital	302,723	298,614
(Deficit) Retained earnings	(47,367)	34,653
Treasury stock at cost, 235,950 shares at $14.59 as of December 31, 2019 and 0 shares at $0.00 as of December 31, 2018	(3,543)	—
Accumulated other comprehensive income (loss)	41,414	(38,400)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$408,678	$360,673
Non-controlling interests in Operating Partnership	2,965	3,258
Total Stockholders’ Equity	$411,643	$363,931
Total Liabilities and Stockholders’ Equity	$2,956,552	$2,153,277

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2019	2018	2017
Income
Interest income	$73,338	$57,715	$42,049
Interest expense	48,585	34,509	19,881
Net interest income	24,753	23,206	22,168
Servicing fee income	73,555	50,776	24,034
Servicing costs	17,122	10,615	5,783
Net servicing income	56,433	40,161	18,251
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	902	(8,362)	(503)
Realized gain on investments in Excess MSRs, net	—	—	6,678
Realized loss on derivatives, net	(12,362)	(5,889)	(5,554)
Realized gain on acquired assets, net	26	—	—
Unrealized gain (loss) on derivatives, net	(10,867)	3,505	6,580
Unrealized gain (loss) on investments in Servicing Related Assets	(106,772)	(3,573)	9,159
Total Income (Loss)	(47,887)	49,048	56,779
Expenses
General and administrative expense	4,647	3,941	3,817
Management fee to affiliate	7,784	5,946	4,347
Total Expenses	12,431	9,887	8,164
Income (Loss) Before Income Taxes	(60,318)	39,161	48,615
Provision for (Benefit from) corporate business taxes	(16,822)	1,388	601
Net Income (Loss)	(43,496)	37,773	48,014
Net (income) loss allocated to noncontrolling interests in Operating Partnership	703	(488)	(655)
Dividends on preferred stock	9,353	5,297	1,833
Net Income (Loss) Applicable to Common Stockholders	$(52,146)	$31,988	$45,526
Net Income (Loss) Per Share of Common Stock
Basic	$(3.11)	$2.18	$3.98
Diluted	$(3.11)	$2.18	$3.98
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,775,113	14,649,242	11,443,493
Diluted	16,787,902	14,657,498	11,450,831

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(43,496)	$37,773	$48,014
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	80,716	(43,820)	2,948
Reclassification of net realized gain (loss) on RMBS included in earnings	(902)	8,362	503
Other comprehensive income (loss)	79,814	(35,458)	3,451
Comprehensive income	$36,318	$2,315	$51,465
Comprehensive income attributable to noncontrolling interests in Operating Partnership	587	30	702
Dividends on preferred stock	9,353	5,297	1,833
Comprehensive income (loss) attributable to common stockholders	$26,378	$(3,012)	$48,930

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2016	7,525,348	$75	—	$—	$148,457	$—	$(6,393)	$12,093	$1,777	$156,009
Issuance of common stock	5,175,000	52	—	—	80,863	—	—	—	—	80,915
Net Income (Loss)	—	—	—	—	—	—	—	22,178	409	22,587
Other Comprehensive Income	—	—	—	—	—	—	1,672	—	—	1,672
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	135	135
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(91)	(91)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(3,687)	—	(3,687)
Balance, March 31, 2017	12,700,348	$127	—	$—	$229,320	$—	$(4,721)	$30,584	$2,230	$257,540

Issuance of common stock	8,199	—	—	—	25	—	—	—	—	25
Net income	—	—	—	—	—	—	—	(1,549)	(116)	(1,665)
Other comprehensive income	—	—	—	—	—	—	5,887	—	—	5,887
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	146	146
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(78)	(78)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(6,228)	—	(6,228)
Balance, June 30, 2017	12,708,547	$127	—	$—	$229,345	$—	$1,166	$22,807	$2,182	$255,627

Issuance of common stock	12,917	—	—	—	238	—	—	—	—	238
Issuance of preferred stock	—	—	2,400,000	57,917	—	—	—	—	—	57,917
Conversion of OP units	—	—	—	—	—	—	—	—	(238)	(238)
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	6,766	93	6,859
Other Comprehensive Income	—	—	—	—	—	—	3,574	—	—	3,574
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	194	194
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(87)	(87)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(6,227)	—	(6,227)
Preferred Series A dividends declared, $0.3303 per share	—	—	—	—	—	—	—	(593)	—	(593)
Balance, September 30, 2017	12,721,464	$127	2,400,000	$57,917	$229,583	$—	$4,740	$22,753	$2,144	$317,264

Issuance of common stock	—	—	—	—	59	—	—	—	—	59
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	19,964	269	20,233
Other Comprehensive Income	—	—	—	—	—	—	(7,682)	—	—	(7,682)
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	143	143
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(81)	(81)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(6,239)	—	(6,239)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,240)	—	(1,240)
Balance, December 31, 2017	12,721,464	$127	2,400,000	$57,917	$229,642	$—	$(2,942)	$35,238	$2,475	$322,457

Issuance of common stock	—	—	—	—	37	—	—	—	—	37
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	34,783	456	35,239
Other Comprehensive (Loss)	—	—	—	—	—	—	(31,043)	—	—	(31,043)
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	138	138
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(83)	(83)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(6,235)	—	(6,235)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,213)	—	(1,213)
Balance, March 31, 2018	12,721,464	$127	2,400,000	$57,917	$229,679	$—	$(33,985)	$62,573	$2,986	$319,297

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Issuance of common stock	3,097,113	31	—	—	53,551	—	—	—	—	53,582
Issuance of preferred stock	—	—	168,212	3,981	—	—	—	—	—	3,981
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	13,672	173	13,845
Other Comprehensive (Loss)	—	—	—	—	—	—	(7,981)	—	—	(7,981)
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	162	162
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(72)	(72)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(7,759)	—	(7,759)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,317)	—	(1,317)
Balance, June 30, 2018	15,818,577	$158	2,568,212	$61,898	$283,230	$—	$(41,966)	$67,169	$3,249	$373,738

Issuance of common stock	371,041	4	—	—	6,751	—	—	—	—	6,755
Issuance of preferred stock	—	—	103,570	2,612	—	—	—	—	—	2,612
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	27,135	364	27,499
Other Comprehensive Income	—	—	—	—	—	—	(13,228)	—	—	(13,228)
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	194	194
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(109)	(109)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(7,920)	—	(7,920)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,372)	—	(1,372)
Balance, September 30, 2018	16,189,618	$162	2,671,782	$64,510	$289,981	$—	$(55,194)	$85,012	$3,698	$388,169

Issuance of common stock	462,552	5	—	—	8,633	—	—	—	—	8,638
Issuance of preferred stock	—	—	46,424	1,129	—	—	—	—	—	1,129
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	(38,305)	(505)	(38,810)
Other Comprehensive Income	—	—	—	—	—	—	16,794	—	—	16,794
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	168	168
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(103)	(103)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(10,659)	—	(10,659)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$—	$(38,400)	$34,653	$3,258	$363,931

Issuance of common stock	6,000	—	—	—	132	—	—	—	—	132
Issuance of preferred stock	—	—	2,049,480	49,360	—	—	—	—	—	49,360
Conversion of OP units	—	—	—	—	—	—	—	—	(103)	(103)
Net (Loss) before dividends on preferred stock	—	—	—	—	—	—	—	(20,789)	(349)	(21,138)
Other Comprehensive Income	—	—	—	—	—	—	31,981	—	—	31,981
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	266	266
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(134)	(134)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(8,156)	—	(8,156)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,419)	—	(1,419)
Preferred Series B dividends declared, $0.3667 per share	—	—	—	—	—	—	—	(422)	—	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$—	$(6,419)	$3,867	$2,938	$414,298

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (continued)
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Issuance of common stock	238,435	3	—	—	3,885	—	—	—	—	3,888
Issuance of preferred stock	—	—	13,949	282	—	—	—	—	—	282
Net (Loss) before dividends on preferred stock	—	—	—	—	—	—	—	(26,720)	(438)	(27,158)
Other Comprehensive Income	—	—	—	—	—	—	25,536	—	—	25,536
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	250	250
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(135)	(135)
Common dividends declared, $0.49 per share	—	—	—	—	—	—	—	(8,289)	—	(8,289)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,428)	—	(1,428)
Preferred Series B dividends declared, $0.5156 per share	—	—	—	—	—	—	—	(1,164)	—	(1,164)
Balance, June 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,631	$—	$19,117	$(33,734)	$2,615	$406,080

Issuance of common stock	—	—	—	—	53	—	—	—	—	53
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	(2,908)	(43)	(2,951)
Other Comprehensive Income	—	—	—	—	—	—	15,551	—	—	15,551
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	225	225
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(133)	(133)
Common dividends declared, $0.40 per share	—	—	—	—	—	—	—	(6,759)	—	(6,759)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,428)	—	(1,428)
Preferred Series B dividends declared, $0.5156 per share	—	—	—	—	—	—	—	(1,031)	—	(1,031)
Balance, September 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,684	$—	$34,668	$(45,860)	$2,664	$409,607

Issuance of common stock	—	—	—	—	39	—	—	—	—	39
Repurchase of common stock	(235,950)	—	—	—	—	(3,543)	—	—	—	(3,543)
Net Income before dividends on preferred stock	—	—	—	—	—	—	—	7,624	127	7,751
Other Comprehensive Income	—	—	—	—	—	—	6,746	—	—	6,746
LTIP-OP Unit awards	—	—	—	—	—	—	—	—	282	282
Distribution paid on LTIP-OP Units	—	—	—	—	—	—	—	—	(108)	(108)
Common dividends declared, $0.40 per share	—	—	—	—	—	—	—	(6,672)	—	(6,672)
Preferred Series A dividends declared, $0.5125 per share	—	—	—	—	—	—	—	(1,428)	—	(1,428)
Preferred Series B dividends declared, $0.5156 per share	—	—	—	—	—	—	—	(1,031)	—	(1,031)
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$302,723	$(3,543)	$41,414	$(47,367)	$2,965	$411,643

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$(43,496)	$37,773	$48,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(902)	8,362	503
Unrealized (gain) loss on investments in Servicing Related Assets	106,772	3,573	(9,159)
Realized gain on investments in Excess MSRs, net	—	—	(6,678)
Realized gain on acquired assets, net	(26)	—	—
Realized loss on derivatives, net	12,362	5,889	5,554
Unrealized (gain) loss on derivatives, net	10,867	(3,505)	(6,580)
Realized (gain) on TBA dollar rolls, net	(1,667)	(1,089)	(379)
Amortization of premiums on RMBS, available-for-sale	14,485	12,036	8,676
Amortization of deferred financing costs	652	205	79
LTIP-OP Unit awards	1,023	662	607
Changes in:
Receivables and other assets	(23,075)	(7,341)	(4,345)
Due to affiliates	1,586	(1,032)	1,141
Payables for unsettled trades	—	—	(6,202)
Accrued interest on derivatives	(5,861)	(1,686)	3,875
Dividends payable	(3,079)	4,574	—
Accrued expenses and other liabilities	43	3,531	8,709
Net cash provided by operating activities	$69,684	$61,952	$43,815
Cash Flows From Investing Activities
Purchase of RMBS	(1,088,758)	(410,886)	(1,348,134)
Principal paydown of RMBS	275,086	170,740	110,409
Proceeds from sale of RMBS	141,653	255,092	62,989
Proceeds from sale of Excess MSRs	—	—	35,905
Acquisition of MSRs	(102,976)	(175,674)	(81,611)
Purchase of derivatives	(913)	(3,097)	(2,642)
Proceeds from sale of derivatives	18,793	1	163
Net cash used in investing activities	$(757,115)	$(163,824)	$(1,222,921)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	7,969,930	6,721,379	4,610,000
Repayments of repurchase agreements	(7,230,884)	(6,789,324)	(3,538,078)
Proceeds from derivative financing	(19,090)	(3,469)	(5,050)
Proceeds from bank loans	121,143	120,317	26,921
Principal paydown of bank loans	(112,350)	(2,004)	(10,861)
Dividends paid	(39,227)	(37,870)	(24,214)
LTIP-OP Units distributions paid	(510)	(367)	(326)
Conversion of OP units	(103)	—	(238)
Issuance of common stock, net of offering costs	4,112	69,012	81,237
Issuance of preferred stock, net of offering costs	49,642	7,722	57,917
Repurchase of common stock	(3,543)	—	—
Net cash provided by financing activities	$739,120	$85,396	$1,197,308
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$51,689	$(16,476)	$18,202
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	40,019	56,495	38,293
Cash, Cash Equivalents and Restricted Cash, End of Period	$91,708	$40,019	$56,495
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$46,533	$29,821	$14,409
Cash paid during the period for income taxes	$256	$53	$65
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$8,768	$11,847	$7,273

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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), CHMI Sub-REIT, Inc. (the “CHMI Sub-REIT”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), Cherry Hill QRS V, LLC (“QRS V”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the year ended December 31, 2019 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2018 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $7.7 million and $5.7 million in interest income was receivable at December 31, 2019 and December 31, 2018, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis is an other-than-temporary impairment (“OTTI”). The presence of OTTI is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. Impairment is considered other-than-temporary if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the impairment is other-than-temporary and the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the OTTI is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income in accordance with the effective interest method. OTTI has been classified within “Realized loss on RMBS, available-for-sale, net” on the consolidated statements of income (loss). For further discussion of OTTI, see Note 4.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs is recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets.” In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred.

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2019 and December 31, 2018. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale in the scratch and dent market. Loans also may be acquired from pools backing Ginnie Mae securities in order to modify the loan. Those loans typically are re-pooled into other Ginnie Mae securities at fair value. Any loans acquired by the Company for either reason are accounted for as loans held for sale and are recorded in “Other Assets” in the consolidated balance sheets.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and Treasury futures are used to manage duration risk as well as basis risk and pricing risk on the Company’s financing facilities for MSRs. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $5.7 million and $687,000 at December 31, 2019 and December 31, 2018, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $61.3 million and $7.5 million at December 31, 2019 and December 31, 2018, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2019, $1.1 million of variation margin was reported as a decrease to the interest rate swap asset, at fair value. At December 31, 2018, $3.2 million of variation margin was reported as a decrease to the interest rate swap liability, at fair value.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on sales of the specified categories of investments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Realized gain (loss) on RMBS, net
Gain on RMBS	$1,285	$104	$213
Loss on RMBS	(383)	(8,466)	(716)
Net realized gain (loss) on RMBS	902	(8,362)	(503)
Realized loss on derivatives, net	(12,362)	(5,889)	(5,554)
Unrealized gain (loss) on derivatives, net	(10,867)	3,505	6,580
Realized gain on Excess MSRs, net	—	—	6,678
Unrealized gain (loss) on investments in Servicing Related Assets	(106,772)	(3,573)	9,159
Realized gain on acquired assets, net	26	—	—
Total	$(129,073)	$(14,319)	$16,360

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates offered by the “lending” counterparty from time to time for the term of the proposed repurchase transaction (e.g., 30 days, 60 days etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

Dividends Payable

Because the Company is organized as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on outstanding shares, excluding treasury shares, on the accounting date, which causes an offsetting reduction in retained earnings.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. For the Company’s purposes, comprehensive income represents net income (loss), as presented in the consolidated statements of income (loss), adjusted for unrealized gains or losses on RMBS, which are designated as available for sale.

Recent Accounting Pronouncements

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to recognize on their balance sheets both a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Although the ASU is effective as of January 1, 2019, the Company has not adopted the ASU because it did not have any leases during the years ended December 31, 2019 and 2018.

Credit Losses − In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the impairment model for most financial assets and certain other instruments. The new model requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. Additionally, allowances for credit losses on Available-for-Sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. ASU 2016-13 is effective for the Company in the first quarter of 2020.

The Current Expected Credit Losses model replaces the idea of incurred losses with expected losses for all financial assets, with a few exceptions, not measured at fair value. Expected losses are estimated based on historical experience, current and future economic conditions and forecasting models. Key implementation efforts have included development of internal controls and retrospective analysis of credit related losses. Credit related impairments have not been material in the past, and no current or foreseeable economic factors were identified that would cause a significant impact, partly due to the indemnification language included in our subservicer agreements and the recoverability of servicing advances under agency guides for Fannie Mae and Freddie Mac. As a result, the Company has determined that the allowance would not be significant. This determination will be re-evaluated on a quarterly basis.

Upon adoption, the Company will continue to assess for credit losses on available for sale securities consistent with its existing accounting policy with the exclusion of length of time a security has been in an unrealized loss position. The Company will establish an account for the allowance for credit losses on available for sale securities rather than reducing the amortized cost basis as done previously. This is not expected to have a significant impact to the Company’s RMBS portfolio.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements of Fair Value Measurement, which amends the guidance on the disclosure requirements on fair value measurements in ASC 820. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements. The adoption of this ASU is not expected to have a material impact on its consolidated financial statements.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2019
Interest income	$2,820	$70,518	$—	$73,338
Interest expense	3,669	44,916	—	48,585
Net interest income (expense)	(849)	25,602	—	24,753
Servicing fee income	73,555	—	—	73,555
Servicing costs	17,122	—	—	17,122
Net servicing income	56,433	—	—	56,433
Other expense	(95,002)	(34,071)	—	(129,073)
Other operating expenses	—	—	12,431	12,431
Benefit from corporate business taxes	(16,822)	—	—	(16,822)
Net Loss	$(22,596)	$(8,469)	$(12,431)	$(43,496)
Year Ended December 31, 2018
Interest income	$99	$57,616	$—	$57,715
Interest expense	2,314	32,193	2	34,509
Net interest income (expense)	(2,215)	25,423	(2)	23,206
Servicing fee income	50,776	—	—	50,776
Servicing costs	10,615	—	—	10,615
Net servicing income	40,161	—	—	40,161
Other expense	(3,573)	(10,746)	—	(14,319)
Other operating expenses	—	—	9,887	9,887
Provision for corporate business taxes	1,388	—	—	1,388
Net Income (Loss)	$32,985	$14,677	$(9,889)	$37,773
Year Ended December 31, 2017
Interest income	$523	$41,526	$—	$42,049
Interest expense	506	19,375	—	19,881
Net interest income	17	22,151	—	22,168
Servicing fee income	24,034	—	—	24,034
Servicing costs	5,783	—	—	5,783
Net servicing income	18,251	—	—	18,251
Other income	15,837	523	—	16,360
Other operating expenses	—	—	8,164	8,164
Provision for corporate business taxes	601	—	—	601
Net Income (Loss)	$33,504	$22,674	$(8,164)	$48,014

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2019
Investments	$291,111	$2,508,360	$—	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	—	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643
December 31, 2018
Investments	$294,907	$1,770,110	$—	$2,065,017
Other assets	17,817	38,165	32,278	88,260
Total assets	312,724	1,808,275	32,278	2,153,277
Debt	157,543	1,598,592	—	1,756,135
Other liabilities	7,488	10,440	15,283	33,211
Total liabilities	165,031	1,609,032	15,283	1,789,346
Book value	$147,693	$199,243	$16,995	$363,931
December 31, 2017
Investments	$122,806	$1,840,912	$—	$1,963,718
Other assets	8,281	48,631	30,055	86,967
Total assets	131,087	1,889,543	30,055	2,050,685
Debt	39,025	1,666,537	—	1,705,562
Other liabilities	6,575	4,385	11,706	22,666
Total liabilities	45,600	1,670,922	11,706	1,728,228
Book value	$85,487	$218,621	$18,349	$322,457

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

Summary of RMBS Assets

As of December 31, 2019

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	—	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	—	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Asset Type			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,362,606	$1,208,854	$224	$(30,914)	$1,178,164	154	(B)	3.87%	3.70%	25
Freddie Mac	548,862	471,148	246	(12,386)	459,008	63	(B)	3.75%	3.60%	27
CMOs	100,129	99,023	5,060	(583)	103,500	23	(B)	6.30%	6.29%	11
Private Label MBS	30,500	29,395	76	(33)	29,438	7	(B)	4.10%	4.11%	29
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2019.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of December 31, 2019

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$1,500	895	64	—	959	1	(B)	6.34%	6.34%	04
5-10 Years	64,579	61,935	4,153	—	66,088	13	(B)	5.85%	5.81%	09
Over 10 Years	2,814,870	2,403,998	38,251	(936)	2,441,313	313	(B)	3.80%	3.66%	27
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

As of December 31, 2018

	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
Years to Maturity			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)(D)
5-10 Years	$24,377	$15,100	$731	$(134)	$15,697	7	(B)	4.97%	4.93%	09
Over 10 Years	2,017,720	1,793,320	4,875	(43,782)	1,754,413	240	(B)	3.97%	3.81%	25
Total/Weighted Average	$2,042,097	$1,808,420	$5,606	$(43,916)	$1,770,110	247		3.98%	3.82%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by UPB, are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2019.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At December 31, 2019 and December 31, 2018, the Company pledged Agency RMBS with a carrying value of approximately $2,419.5 million and $1,698.7 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2019 and December 31, 2018, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Unrealized losses that are considered other than temporary are recognized in earnings. The Company did not record any OTTI charges during the year ended December 31, 2019 and recorded approximately $45,000 of OTTI charges during the year ended December 31, 2018.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2019

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$55,588	$55,429	$(105)	$55,324	5	(B)	3.70%	3.53%	29
Twelve or More Months	169,346	131,540	(831)	130,709	23	(B)	3.76%	3.54%	25
Total/Weighted Average	$224,934	$186,969	$(936)	$186,033	28		3.74%	3.54%	26

As of December 31, 2018

Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Weighted Average
						Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$256,937	$224,617	$(1,563)	$223,054	28	(B)	4.26%	4.14%	24
Twelve or More Months	1,512,169	1,321,115	(42,353)	1,278,762	181	(B)	3.78%	3.60%	25
Total/Weighted Average	$1,769,106	$1,545,732	$(43,916)	$1,501,816	209		3.85%	3.68%	25
(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by UPB, are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2019.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets. Except for the security for which the Company has recognized OTTI, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases which may be maturity.

Note 5 — Investments in Servicing Related Assets

MSRs

Aurora’s MSR portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs have an aggregate UPB of approximately $29.1 billion as of December 31, 2019. The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$26,142,780	$357,667	(C)	$263,357	4.27%	26.8	$(94,310)
Government	2,925,346	40,216	(C)	27,754	3.37%	25.8	(12,462)
MSR Total/Weighted Average	$29,068,126	$397,883		$291,111	4.18%	26.7	$(106,772)

As of December 31, 2018

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,366,980	$258,070	(C)	$254,691	4.37%	27.3	$(3,379)
Government	3,480,009	40,410	(C)	40,216	3.37%	26.8	(194)
MSR Total/Weighted Average	$24,846,989	$298,480		$294,907	4.23%	27.2	$(3,573)
(A)	Carrying value approximates the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	13.4%
Texas	6.2%
Maryland	5.6%
New York	5.1%
Virginia	5.1%
All other	64.6%
Total	100.0%

As of December 31, 2018

Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.4%
Florida	5.1%
All other	75.8%
Total	100.0%

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

A significant portion of the paydowns of the RMBS acquired with offering proceeds have been or will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000. During the year ended December 31, 2018, the Company issued and sold 833,593 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $18.84 per share for gross proceeds of approximately $15.7 million before fees of approximately $314,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000. During the year ended December 31, 2018, the Company issued and sold 318,206 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.37 per share for gross proceeds of approximately $8.1 million before fees of approximately $127,000.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock at a weighted average purchase price of $14.59 per share and paid brokers commissions of approximately $7,000 on such repurchases.

Common Stock Purchase Information

As of December 31, 2019

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicaly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	—	—	$10,000,000
November 1, 2019 to November 30, 2019	163,800	$14.52	163,800	7,621,091
December 1, 2019 to December 31, 2019	72,150	14.75	72,150	6,556,956
Totals / Averages	235,950	$14.59	235,950	$6,556,956

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
	Issued		Forfeited	Converted	Issued		Forfeited
December 31, 2017	(178,500)		916	12,917	(49,619)		3,155	1,288,869
Number of securities issued or to be issued upon exercise	(45,400	)(A)	—	—	(8,256	)(B)	—	(53,656)	$18.17
December 31, 2018	(223,900)		916	12,917	(57,875)		3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375	)(C)	—	6,000	(18,789	)(D)	—	(79,164)	$16.68
December 31, 2019	(290,275)		916	18,917	(76,664)		3,155	1,156,049
(A)	Subject to forfeiture in certain circumstances prior to June 13, 2021.
(B)	Subject to forfeiture in certain circumstances prior to June 13, 2019.
(C)	Subject to forfeiture in certain circumstances prior to January 2, 2022.
(D)	Subject to forfeiture in certain circumstances prior to June 13, 2020.

The Company recognized approximately $1.0 million and $662,000 in share-based compensation expense in the years ended December 31, 2019 and December 31, 2018, respectively. There was approximately $1.2 million of total unrecognized share-based compensation expense as of December 31, 2019, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income.

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2019, the non-controlling interest holders in the Operating Partnership owned 270,442 LTIP-OP Units, or approximately 1.6% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$(43,496)	$37,773	$48,014
Net (income) loss allocated to noncontrolling interests in Operating Partnership	703	(488)	(655)
Dividends on preferred stock	9,353	5,297	1,833
Net income (loss) applicable to common stockholders	$(52,146)	$31,988	$45,526
Denominator:
Weighted average common shares outstanding	16,775,113	14,649,242	11,443,493
Weighted average diluted shares outstanding	16,787,902	14,657,498	11,450,831
Basic and Diluted EPS:
Basic	$(3.11)	$2.18	$3.98
Diluted	$(3.11)	$2.18	$3.98

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal thereof and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement in the event the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

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

Management Fees and Compensation Reimbursement to Affiliate

	Year Ended December 31,
	2019	2018	2017
Management fees	$6,832	$5,088	$3,583
Compensation reimbursement	952	858	764
Total	$7,784	$5,946	$4,347

Subservicing Agreement

Freedom Mortgage is directly servicing the Company’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause during the third quarter of 2018, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services. The parties subsequently decided to reinstate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the year ended December 31, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. During the year ended December 31, 2018, MSRs on 98 loans with an aggregate UPB of approximately $21.5 million had been received from Freedom Mortgage which generated approximately $32,000 in fees due to Freedom Mortgage.

Sale of Excess MSRs

On November 15, 2016, the Company sold a portion of the Excess MSRs back to Freedom Mortgage for cash. The Company sold the remaining Excess MSRs back to Freedom Mortgage on February 1, 2017. In connection with this sale of Excess MSRs, Freedom Mortgage transferred to Aurora Ginnie Mae MSRs with a UPB of approximately $4.5 billion and a weighted average servicing fee of approximately 30 basis points at the time of acquisition. The sale has been classified within “Realized gain on investments in Excess MSRs, net” on the consolidated statements of income (loss).

Other Transactions with Affiliated Persons

Aurora leases five employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 as of December 31, 2019 and December 31, 2018 and has been classified within “Accrued expenses and other liabilities” on the consolidated balance sheets.

The Company incurred losses of approximately $382,000 on loans repurchased from Ginnie Mae during the year ended December 31, 2019. During the year ended December 31, 2018, there were no such losses since the losses were offset against the holdback amount under the agreement. Under the terms of the agreement with Freedom Mortgage, $326,000 of these foreclosure related losses were on VA loans repurchased from Ginnie Mae and are recoverable from Freedom Mortgage and have been classified within “Receivables and other assets” on the consolidated balance sheets. The remaining $56,000 foreclosure related losses are not reimbursable.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2019	December 31, 2018
Notional amount of interest rate swaps	$2,355,850	$1,380,000
Notional amount of swaptions	40,000	110,000
Notional amount of TBAs, net	140,300	35,000
Notional amount of Treasury futures	310,300	80,000
Total notional amount	$2,846,450	$1,605,000

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2019	$2,355,850	1.70%	1.92%	5.3
December 31, 2018	$1,380,000	2.18%	2.61%	5.1

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
December 31, 2019	$40,000	2.38%	LIBOR-BBA	%	10.7
December 31, 2018	$110,000	3.25%	LIBOR-BBA	%	10.0
(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income for the periods indicated (dollars in thousands):

	Consolidated Statements of Income (Loss) Location	Year Ended December 31,
Derivatives		2019	2018	2017
Interest rate swaps	Realized (loss) on derivatives, net	$(27,950)	$(2,149)	$(1,573)
Swaptions	Realized (loss) on derivatives, net	(1,544)	(1,451)	(680)
TBAs	Realized gain (loss) on derivatives, net	2,251	(2,315)	(1,339)
Treasury futures	Realized gain (loss) on derivatives, net	14,881	26	(1,962)
Total		$(12,362)	$(5,889)	$(5,554)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2019

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$17,921	$—	$17,921	$(17,921)	$—	$—
Interest rate swaptions	368	—	368	(368)	—	—
TBAs	2,297	(2,297)	—	—	—	—
Total Assets	$20,586	$(2,297)	$18,289	$(18,289)	$—	$—

Liabilities
Repurchase agreements	$2,337,638	$—	$2,337,638	$(2,276,251)	$(61,387)	$—
Interest rate swaps	10,140	—	10,140	(10,140)	—	—
TBAs	2,720	(2,297)	423	(423)	—	—
Treasury futures	1,774	—	1,774	3,876	(5,650)	—
Total Liabilities	$2,352,272	$(2,297)	$2,349,975	$(2,282,938)	$(67,037)	$—

As of December 31, 2018

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$23,176	$—	$23,176	$(23,176)	$—	$—
Interest rate swaptions	170	—	170	(170)	—	—
TBAs	349	(181)	168	(168)	—	—
Treasury futures	744	—	744	(57)	(687)	—
Total Assets	$24,439	$(181)	$24,258	$(23,571)	$(687)	$—

Liabilities
Repurchase agreements	$1,598,592	$—	$1,598,592	$(1,591,094)	$(7,498)	$—
Interest rate swaps	3,816	—	3,816	(3,816)	—	—
TBAs	181	(181)	—	—	—	—
Treasury futures	—	—	—	—	—	—
Total Liabilities	$1,602,589	$(181)	$1,602,408	$(1,594,910)	$(7,498)	$—

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2019 and December 31, 2018.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2019 and December 31, 2018.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2019 and December 31, 2018.

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

Recurring Fair Value Measurements

As of December 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$1,619,233	$—	$1,619,233
Freddie Mac	—	727,851	—	727,851
CMOs	—	129,083	—	129,083
Private Label MBS	—	32,193	—	32,193
RMBS total	—	2,508,360	—	2,508,360
Derivative assets
Interest rate swaps	—	17,921	—	17,921
Interest rate swaptions	—	368	—	368
Derivative assets total	—	18,289	—	18,289
Servicing related assets	—	—	291,111	291,111
Total Assets	$—	$2,526,649	$291,111	$2,817,760
Liabilities
Derivative liabilities
Interest rate swaps	—	10,140	—	10,140
TBAs	—	423	—	423
Treasury futures	—	1,774	—	1,774
Derivative liabilities total	—	12,337	—	12,337
Total Liabilities	$—	$12,337	$—	$12,337

As of December 31, 2018

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$—	$1,178,164	$—	$1,178,164
Freddie Mac	—	459,008	—	459,008
CMOs	—	103,500	—	103,500
Private Label MBS	—	29,438	—	29,438
RMBS total	—	1,770,110	—	1,770,110
Derivative assets
Interest rate swaps	—	23,176	—	23,176
Interest rate swaptions	—	170	—	170
TBAs	—	168	—	168
Treasury futures	—	744	—	744
Derivative assets total	—	24,258	—	24,258
Servicing related assets	—	—	294,907	294,907
Total Assets	$—	$1,794,368	$294,907	$2,089,275
Liabilities
Derivative liabilities
Interest rate swaps	—	3,816	—	3,816
Derivative liabilities total	—	3,816	—	3,816
Total Liabilities	$—	$3,816	$—	$3,816

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 assets and liabilities requires significant judgment by management. The Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations, and compares the results of these internal models against the results from models generated by third-party pricing providers. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s consolidated financial statements.The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2019 and December 31, 2018 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2019

Level 3(A)
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	104,969
Other changes(B)	(1,993)
Purchases, sales and principal paydowns:	$102,976
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(43,737)
Other changes in fair value(C)	(63,035)
Unrealized gain (loss) included in Net Income	$(106,772)
Balance at December 31, 2019	$291,111

As of December 31, 2018

Level 3(A)
MSRs
Balance at December 31, 2017	$122,806
Purchases, sales and principal paydowns:
Purchases	178,192
Other changes(B)	(2,518)
Purchases, sales and principal paydowns:	$175,674
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	14,648
Other changes in fair value(C)	(18,221)
Unrealized gain (loss) included in Net Income	$(3,573)
Balance at December 31, 2018	$294,907
(A)	Includes the recapture agreement for each respective pool.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2019

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
MSRs
Conventional	$263,357	Discounted cash flow	Constant prepayment speed	7.8% - 21.1%	13.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.3%
			Annual cost to service, per loan		$73
Government	$27,754	Discounted cash flow	Constant prepayment speed	6.5% - 19.5%	13.6%
			Uncollected payments	2.2% - 9.0%	2.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$112
TOTAL	$291,111

As of December 31, 2018

	Fair Value	Valuation Technique	Unobservable Input(A)	Range	Weighted Average
MSRs
Conventional	$254,691	Discounted cash flow	Constant prepayment speed	4.5% - 20.6%	9.1%
			Uncollected payments	0.5% - 11.7%	0.9%
			Discount rate		9.3%
			Annual cost to service, per loan		$70
Government	$40,216	Discounted cash flow	Constant prepayment speed	6.3% - 17.9%	8.9%
			Uncollected payments	3.1% - 12.4%	4.2%
			Discount rate		12.0%
			Annual cost to service, per loan		$111
TOTAL	$294,907
(A)	Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurements. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2019 and December 31, 2018 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2019 and December 31, 2018.

Commitments to Purchase/Sell RMBS

As of December 31, 2019 and December 31, 2018, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of December 31, 2019 and December 31, 2018, the Company was not obligated to purchase or sell any Agency RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $2,337.6 million and $1,598.6 million of borrowings under its repurchase agreements as of December 31, 2019 and December 31, 2018, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 42 days and 38 days as of December 31, 2019 and December 31, 2018, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,646	2.24%
One to three months	1,231,422	1.94%
Greater than three months	177,570	1.98%
Total/Weighted Average	$2,337,638	2.06%

As of December 31, 2018

	Repurchase Agreements	Weighted Average Rate
Less than one month	$776,666	2.51%
One to three months	821,926	2.56%
Greater than three months	—	—%
Total/Weighted Average	$1,598,592	2.54%

There were no overnight or demand securities as of December 31, 2019 or December 31, 2018.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. Approximately $96.5 million was outstanding under the MSR Financing Facility at December 31, 2018. There was no outstanding balance under the MSR Financing Facility at December 31, 2019 because the MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated and replaced in September 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which

Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $55.5 million and $45.0 million was outstanding under the MSR Revolver at December 31, 2019 and December 31, 2018, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200.0 million of which $100.0 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2019.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2019

	2020	2021	2022	2023	2024	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$10,996	$—	$—	$14,996
MSR Revolver
Borrowings under MSR Revolver Facility	$—	$55,500	$—	$—	$—	$55,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$—	$97,000	$—	$—	$—	$97,000
Total	$2,000	$154,500	$10,996	$—	$—	$167,496

As of December 31, 2018

	2019	2020	2021	2022	2023	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$2,000	$10,996	$—	$16,996
MSR Financing Facility
Borrowings under MSR Financing Facility	$—	$6,195	$90,305	$—	$—	$96,500
MSR Revolver
Borrowings under MSR Revolver Facility	$—	$—	$45,000	$—	$—	$45,000
Total	$2,000	$8,195	$137,305	$10,996	$—	$158,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2019	December 31, 2018
Servicing advances	$16,647	$9,942
Interest receivable	8,222	6,540
Deferred tax receivable	14,744	—
Repurchased loans held for sale	3,839	2,814
Other receivables	3,632	4,687
Total other assets	$47,084	$23,983

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2019 and December 31, 2018 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2019	December 31, 2018
Accrued interest payable	$10,779	$8,056
Net current tax payable	—	152
Net deferred tax payable	—	2,078
Accrued expenses	4,809	5,259
Total accrued expenses and other liabilities	$15,588	$15,545

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2019
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$19,770	$19,383	$17,216	$16,969
Interest expense	13,499	12,635	11,707	10,744
Net interest income	6,271	6,748	5,509	6,225
Servicing fee income	19,318	18,687	18,362	17,188
Servicing costs	5,096	4,102	4,103	3,821
Net servicing income	14,222	14,585	14,259	13,367
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	627	275	—	—
Realized loss on derivatives, net	(17,148)	12,627	(365)	(7,476)
Realized gain (loss) on acquired assets, net	(28)	54	—	—
Unrealized gain (loss) on derivatives, net	3,357	(2,133)	(3,819)	(8,272)
Unrealized gain (loss) on investments in Servicing Related Assets	1,959	(37,514)	(44,042)	(27,175)
Total Income (Loss)	9,260	(5,358)	(28,458)	(23,331)

	2019
	December 31,	September 30,	June 30,	March 31,
Expenses
General and administrative expense	1,352	1,194	1,138	963
Management fee to affiliate	1,999	2,042	1,934	1,809
Total Expenses	3,351	3,236	3,072	2,772
Income (Loss) Before Income Taxes	5,909	(8,594)	(31,530)	(26,103)
Provision for (Benefit from) corporate business taxes	(1,842)	(5,643)	(4,372)	(4,965)
Net Income (Loss)	7,751	(2,951)	(27,158)	(21,138)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(127)	43	438	349
Dividends on preferred stock	2,460	2,459	2,593	1,841
Net Income (Loss) Applicable to Common Stockholders	$5,164	$(5,367)	$(29,313)	$(22,630)
Net Income (Loss) Per Share of Common Stock
Basic	$0.31	$(0.32)	$(1.75)	$(1.36)
Diluted	$0.31	$(0.32)	$(1.75)	$(1.36)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,797,523	16,883,816	16,776,472	16,646,114
Diluted	16,810,312	16,896,605	16,789,261	16,654,370
	2018
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$16,958	$15,323	$12,019	$13,415
Interest expense	10,385	9,257	7,324	7,543
Net interest income	6,573	6,066	4,695	5,872
Servicing fee income	16,574	14,017	11,535	8,650
Servicing costs	3,528	2,981	2,394	1,712
Net servicing income	13,046	11,036	9,141	6,938
Other income (loss)
Realized loss on RMBS, net	(2,932)	(428)	(121)	(4,881)
Realized gain (loss) on derivatives, net	(3,162)	(707)	(2,033)	13
Unrealized gain (loss) on derivatives, net	(30,937)	8,807	6,009	19,626
Unrealized gain (loss) on investments in MSRs	(21,924)	6,218	(365)	12,498
Total Income (Loss)	(39,336)	30,992	17,326	40,066
Expenses
General and administrative expense	962	1,165	937	877
Management fee to affiliate	1,649	1,599	1,383	1,315
Total Expenses	2,611	2,764	2,320	2,192
Income Before Income Taxes	(41,947)	28,228	15,006	37,874
(Benefit from) provision for corporate business taxes	(3,137)	729	1,161	2,635
Net Income (Loss)	(38,810)	27,499	13,845	35,239
Net income (loss) allocated to noncontrolling interests in Operating Partnership	505	(364)	(173)	(456)
Dividends on preferred stock	1,395	1,372	1,317	1,213

	2018
	December 31,	September 30,	June 30,	March 31,
Net Income (Loss) Applicable to Common Stockholders	$(39,700)	$25,763	$12,355	$33,570
Net Income (Loss) Per Share of Common Stock	—	—	—	—
Basic	$(2.42)	$1.62	$0.91	$2.64
Diluted	$(2.42)	$1.62	$0.91	$2.64
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,382,914	15,864,774	13,616,461	12,713,265
Diluted	16,391,170	15,873,030	13,624,676	12,721,464

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Current federal income tax expense (benefit)	$—	$116	$(575)
Current state income tax expense (benefit)	—	35	(62)
Deferred federal income tax expense (benefit)	(15,360)	1,009	1,046
Deferred state income tax expense (benefit)	(1,462)	228	192
Provision for (Benefit from) Corporate Business Taxes	$(16,822)	$1,388	$601

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2019		2018		2017
Computed income tax (benefit) expense at federal rate	$(12,665)	21.0%	$8,225	21.0%	$17,015	35.0%
State taxes (benefit), net of federal tax, if applicable	(1,213)	2.0%	222	0.6%	115	0.2%
Tax benefit due to federal rate change	—	—%	—	—%	(431)	(0.9)%
Tax provision due to State tax rate change	(249)	0.4%	—	—%	—	—%
Provision to return adjustment	5	(0.0)%	181	0.5%	(117)	(0.2)%
REIT income not subject to tax (benefit)	(2,700)	4.5%	(7,240)	(18.6)%	(15,981)	(32.9)%
Provision for (Benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(16,822)	27.9%	$1,388	3.5%	$601	1.2%
(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2019, December 31, 2018 and December 31, 2017, contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income taxes payable
Federal income taxes payable	$—	$116	$—
State and local income taxes payable	—	35	—
Income taxes payable	$—	$151	$—
	December 31, 2019	December 31, 2018	December 31, 2017
Deferred tax (assets) liabilities
Deferred tax - organizational expenses	$—	$(4)	$(10)
Deferred tax - mortgage servicing rights	(13,045)	2,082	909
Deferred tax - net operating loss	(1,699)	—	(56)
Total net deferred tax (assets) liabilities	$(14,744)	$2,078	$843

The deferred tax assets as of December 31, 2019, deferred tax liabilities as of December 31, 2018 and deferred tax liabilities as of December 31, 2017 were each primarily related to MSRs. No valuation allowance has been established at December 31, 2019, December 31, 2018 or December 31, 2017. As of December 31, 2019 and December 31, 2018, deferred tax liabilities are included in “Accrued expenses and other liabilities” in the consolidated balance sheets.

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

Note 17 – Subsequent Events

Events subsequent to December 31, 2019 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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
New York, New York
February 27, 2020

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2019.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in this Annual Report on Form 10-K and are incorporated herein by reference. See “Item 8. Consolidated Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

2.	Financial Statement Schedule.

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to the consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

3.	Exhibits.
Exhibit Number	Description
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

4.2
Registration Rights Agreement between Stanley Middleman and Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 99.2 to the Schedule 13D filed with the SEC by Stanley Middleman on October 11, 2013).

4.3*	Description of Registrant’s Securities.

10.1
Flow and Bulk Excess MSR Acquisition Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on October 15, 2013).

Exhibit Number	Description
10.2
Pool 1 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.3
Pool 2 Excess MSR Acquisition and Recapture Agreement, dated October 9, 2013, by and between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on October 15, 2013).

10.4
Amended and Restated Management Agreement, entered into as of September 24, 2013, by and among Cherry Hill Mortgage Investment Corporation and its consolidated subsidiaries and Cherry Hill Mortgage Management, LLC (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on September 26, 2013).

10.5
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

10.8+
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

10.10
First Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated August 16, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on August 16, 2017).

10.11
Second Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated April 5, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on April 5, 2018).

10.12
Third Amendment to Agreement of Limited Partnership of Cherry Hill Operating Partnership, LP, dated February 8, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on February 8, 2019).

10.13+
Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

Exhibit Number	Description
10.14+
Form of Unrestricted Non-Employee Director Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on January 27, 2014).

10.15+
Form of Restricted Non-Employee Director Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on January 27, 2014).

10.16
Letter agreement, dated November 1, 2016, between Cherry Hill Mortgage Investment Corporation and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K (File No. 001-36099) filed with the SEC on March 16, 2018).

10.17
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

Cherry Hill Mortgage Investment Corporation

Date: February 27, 2020	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2020	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2020	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: February 27, 2020	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: February 27, 2020	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

Date: February 27, 2020	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director