Form 10-Q
period 2020-03-31
Cherry Hill Mortgage Investment Corp
filed 2020-05-11
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 17,054,634 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. These risks, along with, among others, the following factors, could cause actual results to vary from the Company’s forward-looking statements:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019;

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
•
the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of novel coronavirus, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2020	December 31, 2019
Assets
RMBS, available-for-sale (including pledged assets of $1,555,384 and $2,419,539, respectively)	$1,598,999	$2,508,360
Investments in Servicing Related Assets at fair value (including pledged assets of $222,642 and $291,111, respectively)	222,642	291,111
Cash and cash equivalents	102,201	24,671
Restricted cash	33,817	67,037
Derivative assets	36,902	18,289
Receivables from unsettled trades	83,823	-
Receivables and other assets	58,452	47,084
Total Assets	$2,136,836	$2,956,552
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,565,232	$2,337,638
Derivative liabilities	23,526	12,337
Notes payable	171,776	166,989
Dividends payable	8,717	8,768
Due to affiliates	1,525	3,589
Accrued expenses and other liabilities	17,424	15,588
Total Liabilities	$1,788,200	$2,544,909
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of March 31, 2020 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2019, liquidation preference of $69,541 as of March 31, 2020 and liquidation preference of $69,541 as of December 31, 2019	$67,213	$67,213
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of March 31, 2020 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2019, liquidation preference of $50,000 as of March 31, 2020 and liquidation preference of $50,000 as of December 31, 2019	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 16,527,624 shares issued and outstanding as of March 31, 2020 and 500,000,000 shares authorized and 16,660,655 shares issued and outstanding as of December 31, 2019	170	170
Additional paid-in capital	302,847	302,723
Accumulated Deficit	(100,364)	(47,367)
Treasury stock at cost, 378,481 shares at $13.98 as of March 31, 2020 and 235,950 shares at $14.59 as of December 31, 2019	(5,291)	(3,543)
Accumulated other comprehensive income	33,783	41,414
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$346,426	$408,678
Non-controlling interests in Operating Partnership	2,210	2,965
Total Stockholders’ Equity	$348,636	$411,643
Total Liabilities and Stockholders’ Equity	$2,136,836	$2,956,552

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Loss
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2020	2019
Income
Interest income	$20,249	$16,969
Interest expense	12,291	10,744
Net interest income	7,958	6,225
Servicing fee income	19,519	17,188
Servicing costs	6,122	3,821
Net servicing income	13,397	13,367
Other income (loss)
Realized loss on RMBS, available-for-sale, net	(17,543)	-
Realized loss on derivatives, net	(18,756)	(7,476)
Realized gain on acquired assets, net	46	-
Unrealized gain (loss) on derivatives, net	52,200	(8,272)
Unrealized loss on investments in Servicing Related Assets	(93,853)	(27,175)
Total Loss	(56,551)	(23,331)
Expenses
General and administrative expense	2,756	963
Management fee to affiliate	1,965	1,809
Total Expenses	4,721	2,772
Loss Before Income Taxes	(61,272)	(26,103)
Benefit from corporate business taxes	(16,512)	(4,965)
Net Loss	(44,760)	(21,138)
Net loss allocated to noncontrolling interests in Operating Partnership	834	349
Dividends on preferred stock	2,459	1,841
Net Loss Applicable to Common Stockholders	$(46,385)	$(22,630)
Net Loss Per Share of Common Stock
Basic	$(2.79)	$(1.36)
Diluted	$(2.79)	$(1.36)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,611,440	16,646,114
Diluted	16,624,229	16,654,370

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(44,760)	$(21,138)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(25,174)	31,981
Reclassification of net realized loss on RMBS included in earnings	17,543	-
Other comprehensive income (loss)	(7,631)	31,981
Comprehensive income (loss)	$(52,391)	$10,843
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(977)	179
Dividends on preferred stock	2,459	1,841
Comprehensive income (loss) attributable to common stockholders	$(53,873)	$8,823

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$-	$(38,400)	$34,653	$3,258	$363,931
Issuance of common stock	6,000	-	-	-	132	-	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	-	(103)	(103)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(20,789)	(349)	(21,138)
Other Comprehensive Income	-	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	266	266
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	-	(8,156)	-	(8,156)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$-	$(6,419)	$3,867	$2,938	$414,298

Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$302,723	$(3,543)	$41,414	$(47,367)	$2,965	$411,643
Issuance of common stock	9,500	-	-	-	124	-	-	-	-	124
Repurchase of common stock	(142,531)	-	-	-	-	(1,748)	-	-	-	(1,748)
Issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(43,926)	(834)	(44,760)
Other Comprehensive Income	-	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	-	(6,612)	-	(6,612)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$302,847	$(5,291)	$33,783	$(100,364)	$2,210	$348,636

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(44,760)	$(21,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on RMBS, available-for-sale, net	17,543	-
Unrealized loss on investments in Servicing Related Assets	93,853	27,175
Realized gain on acquired assets, net	(46)	-
Realized loss on derivatives, net	18,756	7,476
Unrealized (gain) loss on derivatives, net	(52,200)	8,272
Realized gain on TBA dollar rolls, net	(847)	(406)
Amortization of premiums on RMBS, available-for-sale	4,144	1,889
Amortization of deferred financing costs	83	199
LTIP-OP Unit awards	264	266
Changes in:
Receivables and other assets, net	(11,323)	(3,907)
Due to affiliates	(2,064)	(236)
Accrued interest on derivatives, net	(1,510)	(1,754)
Dividends payable	(51)	(2,040)
Accrued expenses and other liabilities, net	1,836	(2,390)
Net cash provided by operating activities	$23,678	$13,406
Cash Flows From Investing Activities
Purchase of RMBS	(352,779)	(220,328)
Principal paydown of RMBS	84,221	34,571
Proceeds from sale of RMBS	1,064,779	-
Acquisition of MSRs	(25,383)	(36,296)
Purchase of derivatives	(413)	(83)
Proceeds from settlement of derivatives	29,956	1,735
Net cash provided by (used in) investing activities	$800,381	$(220,401)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	2,849,697	1,967,107
Repayments of repurchase agreements	(3,622,103)	(1,780,354)
Proceeds from derivative financing	(1,167)	(9,038)
Proceeds from bank loans	18,204	10,782
Principal paydown of bank loans	(13,500)	(7,850)
Dividends paid	(9,071)	(9,997)
LTIP-OP Units distributions paid	(109)	(134)
Conversion of OP units	(76)	(103)
Issuance of common stock, net of offering costs	124	132
Issuance of preferred stock, net of offering costs	-	49,360
Repurchase of common stock	(1,748)	-
Net cash provided by (used in) financing activities	$(779,749)	$219,905
Net Increase in Cash, Cash Equivalents and Restricted Cash	$44,310	$12,910
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	91,708	40,019
Cash, Cash Equivalents and Restricted Cash, End of Period	$136,018	$52,929
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$12,208	$10,543
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$8,717	$9,807
Sale of RMBS, settled after period end	(83,823)	-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2020

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

The accompanying interim consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), CHMI Sub-REIT, Inc. (the “Sub-REIT”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”), Cherry Hill QRS V, LLC (“QRS V”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and trading and other operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

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

As the novel coronavirus (COVID-19) pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets started to melt down. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values assigned by repurchase agreement counterparties to the Company’s Agency RMBS assets. The crisis in the Agency RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including, the credit risk transfer securities issued by Fannie Mae and Freddie Mac held as part of the CMOs in the Company’s portfolio.

While the Company met all of the margin calls received, it caused a severe drain on the Company’s liquidity. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020.

The shelter in place restrictions imposed by the federal and state governments have resulted in historic increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. The Company is not yet able to estimate the likely number of borrowers on loans serviced by Aurora that will take advantage of the forbearance programs. However, based on information currently available to the Company, the Company believes that it will be able to satisfy these obligations in the near term.

The reduction in the amount of income-producing assets, coupled with the higher expenses of servicing its MSRs and greater retention of uninvested cash to address the greater volatility in the market, will result in diminished earning capacity for the Company for at least the next two quarters.

Investments in RMBS

Classification – The Company classifies its investments in RMBS as securities available for sale. Although the Company generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Securities available for sale are carried at fair value with the net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), except for credit related unrealized losses and unrealized losses on securities that the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the securities before recovering their cost basis, which are recognized in earnings.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $83.8 million were sold in the three-month period ended March 31, 2020 and were settled after period-end. All RMBS purchased and sold in the three-month period ended March 31, 2019 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $4.7 million and $7.7 million in interest income was receivable at March 31, 2020 and December 31, 2019, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment  - The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis should be recognized in earnings or other comprehensive income. The presence of an impairment is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. A security is considered to be impaired if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the impairment is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Credit related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The allowance for credit loss as well as adjustment to earnings can be reversed for subsequent changes in the estimate of expected credit loss. Impairment has been classified within “Realized loss on RMBS, available-for-sale, net” on the interim consolidated statements of loss. For further discussion of impairment, see Note 4.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the interim consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded on the interim consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Servicing fee income received and servicing expenses incurred are reported on the interim consolidated statements of loss.

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2020 and December 31, 2019. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale. Loans also may be acquired from pools backing Ginnie Mae securities in order to modify the loan. Those loans typically are re-pooled into other Ginnie Mae securities at fair value. Any loans acquired by the Company for either reason are accounted for as loans held for sale and are recorded in “Receivables and other assets” in the interim consolidated balance sheets.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized loss on derivatives, net” and “Unrealized gain (loss) on derivatives, net”  in the interim consolidated statements of loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives ($0 and approximately $5.7 million at March 31, 2020 and December 31, 2019, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $33.8 million and $61.3 million at March 31, 2020 and December 31, 2019, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2020 and December 31, 2019, approximately $43.7 million and $1.1 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Affiliates

“Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, the Company may elect to make distributions of its taxable income in a mixture of stock and cash.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Realized gain (loss) on RMBS, net
Gain on RMBS	$18,150	$-
Loss on RMBS	(35,693)	-
Net realized loss on RMBS	(17,543)	-
Realized loss on derivatives, net	(18,756)	(7,476)
Unrealized gain (loss) on derivatives, net	52,200	(8,272)
Unrealized loss on investments in Servicing Related Assets	(93,853)	(27,175)
Realized gain on acquired assets, net	46	-
Total	$(77,906)	$(42,923)

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates offered by the “lending” counterparty from time to time for the term of the proposed repurchase transaction (e.g. 30 days, 60 days etc.) of a specified margin over one-month LIBOR. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

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

The Company elected not to measure an allowance for expected credit losses on accrued interest receivables as there is a policy in place to reserve or write off accrued interest receivables in a timely manner. Therefore, the Company elected the policy to write off accrued interest receivables by reversing interest income and/or recognizing credit loss expense. As of March 31, 2020, total balance of accrued interest receivables of $5.3 million was not included in the measurement of expected credit loss. For the three months ended March 31, 2020 and 2019, the Company did not recognize any write-off of accrued interest receivables.

The Company performed a review of its available for sale securities and determined that an allowance for credit losses is not necessary. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements of Fair Value Measurement, which amends the guidance on the disclosure requirements on fair value measurements in ASC 820. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Disclosure of fair value measurements in Note 9 has been revised to include a description of the weighted averages of unobservable inputs used to value level 3 assets.

Financial Instruments - In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses and Leases, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842). The ASU adds and amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119 related to the new credit losses standard and comments by the SEC staff related to the revised effective date of the new leases standard. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures.

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2020
Interest income	$1,641	$18,608	$-	$20,249
Interest expense	1,709	10,582	-	12,291
Net interest income (expense)	(68)	8,026	-	7,958
Servicing fee income	19,519	-	-	19,519
Servicing costs	6,122	-	-	6,122
Net servicing income	13,397	-	-	13,397
Other income (expense)	(78,072)	166	-	(77,906)
Other operating expenses	600	-	4,121	4,721
Benefit from corporate business taxes	(16,512)	-	-	(16,512)
Net Income (Loss)	$(48,831)	$8,192	$(4,121)	$(44,760)

Three Months Ended March 31, 2019
Interest income	$258	$16,711	$-	$16,969
Interest expense	1,188	9,556	-	10,744
Net interest income (expense)	(930)	7,155	-	6,225
Servicing fee income	17,188	-	-	17,188
Servicing costs	3,821	-	-	3,821
Net servicing income	13,367	-	-	13,367
Other expense	(24,967)	(17,956)	-	(42,923)
Other operating expenses	492	-	2,280	2,772
Benefit from corporate business taxes	(4,965)	-	-	(4,965)
Net Loss	$(8,057)	$(10,801)	$(2,280)	$(21,138)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2020
Investments	$222,642	$1,598,999	$-	$1,821,641
Other assets	78,477	133,738	102,980	315,195
Total assets	301,119	1,732,737	102,980	2,136,836
Debt	171,776	1,565,232	-	1,737,008
Other liabilities	13,617	25,289	12,286	51,192
Total liabilities	185,393	1,590,521	12,286	1,788,200
Book value	$115,726	$142,216	$90,694	$348,636

Balance Sheet
December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643

Note 4 — Investments in RMBS

RMBS on which the payment of principal and interest is guaranteed by a U.S. government agency or a U.S. government sponsored enterprise are referred to as “Agency RMBS.” RMBS also includes collateralized mortgage obligations (“CMOs”) which are either loss share securities issued by Fannie Mae or Freddie Mac or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value with changes in fair value recorded in other comprehensive income (loss) except for credit related impairment and impairment on securities the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the securities before recovering their cost basis (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,137,922	$994,835	$32,036	-	$1,026,871	117	(B)	3.68%	3.54%	27
Freddie Mac	555,048	514,297	16,050	-	530,347	53	(B)	3.51%	3.39%	28
CMOs	45,400	40,835	-	$(13,963)	26,872	17	(B)	4.89%	4.87%	14
Private Label MBS	27,500	15,131	8	(230)	14,909	7	(B)	4.10%	4.11%	29
Total/Weighted Average	$1,765,870	$1,565,098	$48,094	$(14,193)	$1,598,999	194		3.66%	3.53%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 75% of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at March 31, 2020 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of March 31, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of March 31, 2020

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$1,500	$836	-	$(39)	$797	1	(B)	5.50%	5.50%	04
5-10 Years	24,000	20,696	-	(7,348)	13,348	8	(B)	5.59%	5.56%	09
Over 10 Years	1,740,370	1,543,566	$48,094	(6,806)	1,584,854	185	(B)	3.63%	3.50%	27
Total/Weighted Average	$1,765,870	$1,565,098	$48,094	$(14,193)	$1,598,999	194		3.66%	3.53%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$1,500	$895	$64	-	$959	1	(B)	6.34%	6.34%	04
5-10 Years	64,579	61,935	4,153	-	66,088	13	(B)	5.85%	5.81%	09
Over 10 Years	2,814,870	2,403,998	38,251	$(936)	2,441,313	313	(B)	3.80%	3.66%	27
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 75% of which, by UPB, are unrated or rated below investment grade at March 31, 2020 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of March 31, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At March 31, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $1,555.4 million and $2,419.5 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Credit related unrealized losses and unrealized losses on securities that the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the securities before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2020 and December 31, 2019, or any impairment charges in earnings during the three-month periods ended March 31, 2020 and March 31, 2019.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2020

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$69,900	$54,317	$(14,193)	$40,124	23	(B)	4.70%	4.69%	17
Total/Weighted Average	$69,900	$54,317	$(14,193)	$40,124	23		4.70%	4.69%	17

As of December 31, 2019

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$55,588	$55,429	$(105)	$55,324	5	(B)	3.70%	3.53%	29
Twelve or More Months	169,346	131,540	(831)	130,709	23	(B)	3.76%	3.54%	25
Total/Weighted Average	$224,934	$186,969	$(936)	$186,033	28		3.74%	3.54%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 75% of which, by UPB, are unrated or rated below investment grade at March 31, 2020 by at least one NRSRO. The Company’s private label securities are rated investment grade or better by at least one NRSRO as of March 31, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Note 5 — Investments in Servicing Related Assets

Aurora’s MSR portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs have an aggregate UPB of approximately $30.0 billion as of March 31, 2020.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$27,184,142	$288,741	(C)	$203,742	4.19%	26.6	$(84,999)
Government	2,792,881	27,754	(C)	18,900	3.37%	25.6	(8,854)
MSR Total/Weighted Average	$29,977,023	$316,495		$222,642	4.12%	26.5	$(93,853)

As of December 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$26,142,780	$357,667	(C)	$263,357	4.27%	26.8	$(94,310)
Government	2,925,346	40,216	(C)	27,754	3.37%	25.8	(12,462)
MSR Total/Weighted Average	$29,068,126	$397,883		$291,111	4.18%	26.7	$(106,772)

(A)	Carrying value approximates the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	12.9%
Texas	6.3%
Maryland	5.9%
Virginia	5.4%
New York	5.3%
All other	64.2%
Total	100.0%

As of December 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	13.4%
Texas	6.2%
Maryland	5.6%
New York	5.1%
Virginia	5.1%
All other	64.6%
Total	100.0%

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

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after August 17, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.2% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month periods ended March 31, 2020 and March 31, 2019, the Company did not issue any shares of common stock under the Common Stock ATM Program.

Preferred Stock ATM Program

Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program. During the three-month period ended March 31, 2019, the Company issued and sold 49,480 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.05 per share for gross proceeds of approximately $1.2 million before fees of approximately $20,000.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. During the three-month period ended March 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock at a weighted average purchase price of $14.59 per share and paid brokers commissions of approximately $7,000 on such repurchases.

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

Equity Incentive Plan Information

						Number of Securities Remaining Available For	Weighted Average

	LTIP-OP Units			Shares of Common Stock		Future Issuance Under	Issuance
	Issued	Forfeited	Converted	Issued	Forfeited	Equity Compensation Plans	Price
December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise		-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838
Number of securities issued or to be issued upon exercise		-			-	-	$16.68
December 31, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900)	-	-	-	-	(41,900)	$14.55
Number of securities issued or to be issued upon exercise	-	-	9,500	(9,500)	-	-	$8.01
March 31, 2020	(332,175)	916	28,417	(86,164)	3,155	1,114,149

The Company recognized approximately $264,000 and $266,000 in share-based compensation expense in the three-month periods ended March 31, 2020 and March 31, 2019, respectively. There was approximately $1.6 million of total unrecognized share-based compensation expense as of March 31, 2020, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s interim consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying interim consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2020, the non-controlling interest holders in the Operating Partnership owned 302,842 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(44,760)	$(21,138)
Net loss allocated to noncontrolling interests in Operating Partnership	834	349
Dividends on preferred stock	2,459	1,841
Net loss applicable to common stockholders	$(46,385)	$(22,630)
Denominator:
Weighted average common shares outstanding	16,611,440	16,646,114
Weighted average diluted shares outstanding	16,624,229	16,654,370
Basic and Diluted EPS:
Basic	$(2.79)	$(1.36)
Diluted	$(2.79)	$(1.36)

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

On April 28, 2020, the Company issued 527,010 shares of Common Stock in partial payment of the previously declared cash dividend of $0.40 per share of Common Stock. These shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period presented.

Note 7 — Transactions with Affiliates and Affiliated Entities

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement will expire on October 22, 2020 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

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

The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and Freedom Mortgage were controlled by Mr. Stanley Middleman, who is also a stockholder of the Company. In 2016, ownership of the Manager was transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman.

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended March 31,
	2020	2019
Management fees	$1,727	$1,571
Compensation reimbursement	238	238
Total	$1,965	$1,809

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

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended March 31, 2020, no MSRs had been received from Freedom Mortgage. During the three-month period ended March 31, 2019, MSRs on 15 loans with an aggregate UPB of approximately $3.4 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage.

Other Transactions with Affiliated Persons

Aurora leases five employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

The Company entered into a loan servicing purchase and sale agreement with Freedom Mortgage on December 15, 2016. The amount of holdback remaining under this agreement was approximately $757,000 as of March 31, 2020 and December 31, 2019 and has been classified within “Accrued expenses and other liabilities” on the interim consolidated balance sheets.

The Company incurred losses of approximately $201,000 on loans repurchased from Ginnie Mae during the three-month period ended March 31, 2020. During the three-month period ended March 31, 2019, there were no such losses. Under the terms of the Ginnie Mae purchase and sale agreement with Freedom Mortgage, $247,000 of these foreclosure related losses were on VA loans repurchased from Ginnie Mae and are recoverable from Freedom Mortgage and have been classified within “Receivables and other assets” on the interim consolidated balance sheets. The remaining are $46,000 of foreclosure related gains.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2020	December 31, 2019
Notional amount of interest rate swaps	$1,973,000	$2,355,850
Notional amount of swaptions	60,000	40,000
Notional amount of TBAs, net	122,000	140,300
Notional amount of Treasury futures	524,800	310,300
Total notional amount	$2,679,800	$2,846,450

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2020	$1,973,000	1.22%	1.50%	5.7
December 31, 2019	2,355,850	1.70%	1.92%	5.3

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
March 31, 2020	$60,000	2.22%	LIBOR-BBA	%	10.6
December 31, 2019	40,000	2.38%	LIBOR-BBA	%	10.7

(A)	Floats in accordance with LIBOR.

The following table presents information about realized gain (loss) on derivatives, which is included on the interim consolidated statements of income for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Consolidated Statements of Loss	Three Months Ended March 31,
Derivatives	Location	2020	2019
Interest rate swaps	Realized loss on derivatives, net	$(47,865)	$(8,024)
Swaptions	Realized loss on derivatives, net	-	(762)
TBAs	Realized loss on derivatives, net	459	(220)
Treasury futures	Realized loss on derivatives, net	28,650	1,530
Total		$(18,756)	$(7,476)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s interim consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2020

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$25,497	$-	$25,497	$(25,497)	$-	$-
Interest rate swaptions	89	-	89	(89)	-	-
TBAs	21,052	(21,052)	-	-	-	-
Treasury futures	11,316	-	11,316	(11,316)	-	-
Total Assets	$57,954	$(21,052)	$36,902	$(36,902)	$-	$-

Liabilities
Repurchase agreements	$1,565,232	$-	$1,565,232	$(1,531,415)	$(33,817)	$-
Interest rate swaps	19,405	-	19,405	(19,405)	-	-
TBAs	21,868	(21,053)	815	(815)	-	-
Treasury futures	3,306	-	3,306	(3,306)	-	-
Total Liabilities	$1,609,811	$(21,053)	$1,588,758	$(1,554,941)	$(33,817)	$-

As of December 31, 2019

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet		Net Amount
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)
Assets
Interest rate swaps	$17,921	$-	$17,921	$(17,921)	$-	$-
Interest rate swaptions	368	-	368	(368)	-	-
TBAs	2,297	(2,297)	-	-	-	-
Total Assets	$20,586	$(2,297)	$18,289	$(18,289)	$-	$-

Liabilities
Repurchase agreements	$2,337,638	$-	$2,337,638	$(2,276,251)	$(61,387)	$-
Interest rate swaps	10,140	-	10,140	(10,140)	-	-
TBAs	2,720	(2,297)	423	(423)	-	-
Treasury futures	1,774	-	1,774	3,876	(5,650)	-
Total Liabilities	$2,352,272	$(2,297)	$2,349,975	$(2,282,938)	$(67,037)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the interim consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2020 and December 31, 2019.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the interim consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2020 and December 31, 2019.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2020 and December 31, 2019.

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

Recurring Fair Value Measurements

As of March 31, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,026,871	$-	$1,026,871
Freddie Mac	-	530,347	-	530,347
CMOs	-	26,872	-	26,872
Private Label MBS	-	14,909	-	14,909
RMBS total	-	1,598,999	-	1,598,999
Derivative assets
Interest rate swaps	-	25,497	-	25,497
Interest rate swaptions	-	89	-	89
TBAs	-	-	-	-
Treasury futures	-	11,316	-	11,316
Derivative assets total	-	36,902	-	36,902
Servicing related assets	-	-	222,642	222,642
Total Assets	$-	$1,635,901	$222,642	$1,858,543
Liabilities
Derivative liabilities
Interest rate swaps	-	19,405	-	19,405
TBAs	-	815	-	815
Treasury futures	-	3,306	-	3,306
Derivative liabilities total	-	23,526	-	23,526
Total Liabilities	$-	$23,526	$-	$23,526

As of December 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,619,233	$-	$1,619,233
Freddie Mac	-	727,851	-	727,851
CMOs	-	129,083	-	129,083
Private Label MBS	-	32,193	-	32,193
RMBS total	-	2,508,360	-	2,508,360
Derivative assets
Interest rate swaps	-	17,921	-	17,921
Interest rate swaptions	-	368	-	368
Derivative assets total	-	18,289	-	18,289
Servicing related assets	-	-	291,111	291,111
Total Assets	$-	$2,526,649	$291,111	$2,817,760
Liabilities
Derivative liabilities
Interest rate swaps	-	10,140	-	10,140
TBAs	-	423	-	423
Treasury futures	-	1,774	-	1,774
Derivative liabilities total	-	12,337	-	12,337
Total Liabilities	$-	$12,337	$-	$12,337

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2020 and December 31, 2019 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2020

Level 3 (A)
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	25,619
Other changes (B)	(235)
Purchases, sales and principal paydowns:	$25,384
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(72,476)
Other changes in fair value (C)	(21,377)
Unrealized loss included in Net Income	$(93,853)
Balance at March 31, 2020	$222,642

As of December 31, 2019

Level 3 (A)
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	104,969
Other changes (B)	(1,993)
Purchases, sales and principal paydowns:	$102,976
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(43,737)
Other changes in fair value (C)	(63,035)
Unrealized loss included in Net Income	$(106,772)
Balance at December 31, 2019	$291,111

(A)	Includes any recaptured loans obtained via the recapture agreements in place.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$203,742	Discounted cash flow	Constant prepayment speed	7.0% - 42.8%	17.1%
			Uncollected payments	0.5% - 1.3%	0.7%
			Discount rate		6.3%
			Annual cost to service, per loan		$76
Government	$18,900	Discounted cash flow	Constant prepayment speed	6.8% - 28.0%	17.3%
			Uncollected payments	2.5% - 37.1%	2.8%
			Discount rate		8.5%
			Annual cost to service, per loan		$110
TOTAL	$222,642

As of December 31, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$263,357	Discounted cash flow	Constant prepayment speed	7.8% - 21.1%	13.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.3%
			Annual cost to service, per loan		$73
Government	$27,754	Discounted cash flow	Constant prepayment speed	6.5% - 19.5%	13.6%
			Uncollected payments	2.2% - 9.0%	2.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$112
TOTAL	$291,111

(A)
Significant increases (decreases) in any of the inputs in isolation may result in significantly lower (higher) fair value measurements. A change in the assumption used for discount rates may be accompanied by a directionally similar change in the assumption used for the probability of uncollected payments and a directionally opposite change in the assumption used for prepayment rates.

(B)	Weighted averages for unobservable inputs are calculated based on the unpaid principal balance of the portfolios.

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2020 and December 31, 2019 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s interim consolidated financial statements, and, therefore, no accrual is required as of March 31, 2020 and December 31, 2019.

Commitments to Purchase/Sell RMBS

As of March 31, 2020 and December 31, 2019, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2020 and December 31, 2019, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1.6 billion and $2.3 billion of borrowings under its repurchase agreements as of March 31, 2020 and December 31, 2019, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 34 days and 42 days as of March 31, 2020 and December 31, 2019, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$782,815	1.51%
One to three months	722,619	1.73%
Greater than three months	59,798	1.78%
Total/Weighted Average	$1,565,232	1.62%

As of December 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,646	2.24%
One to three months	1,231,422	1.94%
Greater than three months	177,570	1.98%
Total/Weighted Average	$2,337,638	2.06%

There were no overnight or demand securities as of March 31, 2020 or December 31, 2019.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million  with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at March 31, 2020. There was no outstanding balance under the MSR Financing Facility at December 31, 2019 because the MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated and replaced in September 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity (the “Servicing Advances Revolver”) to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022. Approximately $8.2 million was outstanding under the Servicing Advances Revolver at March 31, 2020.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $65.5 million and $55.5 million was outstanding under the MSR Revolver at March 31, 2020 and December 31, 2019, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $84.0 million was outstanding under the Fannie Mae MSR Financing Facility at March 31, 2020.  Approximately $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2019.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of March 31, 2020

	2020	2021	2022	2023	2024	2025	Total
MSR Term Facility
Borrowings under MSR Term Facility	$1,500	$2,000	$10,996	$-	$-	$-	$14,496
Servicing Advances Revolver
Borrowings under Servicing Advances Revolver	$-	$-	$8,204	$-	$-	$-	$8,204
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$65,500	$-	$-	$-	$-	$65,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$84,000	$-	$-	$-	$-	$84,000
Total	$1,500	$151,500	$19,200	$-	$-	$-	$172,200

As of December 31, 2019

	2020	2021	2022	2023	2024	2025	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$10,996	$-	$-	$-	$14,996
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$-	$-	$97,000
Total	$2,000	$154,500	$10,996	$-	$-	$-	$167,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2020	December 31, 2019
Servicing advances	$13,422	$16,647
Interest receivable	5,295	8,222
Deferred tax receivable	31,255	14,744
Repurchased loans held for sale	2,864	3,839
Other receivables	5,616	3,632
Total other assets	$58,452	$47,084

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2020	December 31, 2019
Accrued interest payable	$4,849	$10,779
Accrued expenses	12,575	4,809
Total accrued expenses and other liabilities	$17,424	$15,588

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

The components of the Company’s income tax benefit are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred federal income tax benefit	$(15,304)	$(4,051)
Deferred state income tax benefit	(1,208)	(914)
Benefit from Corporate Business Taxes	$(16,512)	$(4,965)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Computed income tax benefit at federal rate	$(12,867)	21.0%	$(5,482)	21.0%
State tax benefit, net of federal tax, if applicable	(1,208)	1.9%	(914)	3.5%
REIT income not subject to tax (benefit)	(2,437)	4.0%	1,431	(5.5)%
Benefit from Corporate Business Taxes/Effective Tax Rate(A)	$(16,512)	26.9%	$(4,965)	19.0%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2020 and December 31, 2019, contain the following deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	March 31, 2020	December 31, 2019
Deferred tax assets
Deferred tax - mortgage servicing rights	$(28,907)	$(13,045)
Deferred tax - net operating loss	(2,348)	(1,699)
Total net deferred tax assets	$(31,255)	$(14,744)

The deferred tax assets as of March 31, 2020 and December 31, 2019 were each primarily related to MSRs. No valuation allowance has been established at March 31, 2020 or December 31, 2019. As of March 31, 2020 and December 31, 2019, deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (2017 Tax Act). Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. The Company is in the process of determining the financial impact of the CARES Act on its consolidated financial statements.

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

Note 16 – Subsequent Events

On April 28, 2020, the Company issued 527,010 shares of Common Stock in partial payment of the previously declared cash dividend of $0.40 per share of Common Stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock, our 8. 20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange under the symbols “CHMI,” “CHMI-PRA” and “CHMI-PRB,” respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by a U.S. government agency or a government sponsored enterprise (an “Agency”). We have also invested in collateralized mortgage obligations guaranteed by an Agency (“Agency CMOs”) consisting of interest only securities (“IOs”) as well as non-Agency collateralized mortgage obligations that are either risk-sharing securities issued by Fannie Mae or Freddie Mac or private label securities that are issued by a non-government related entity. We finance our RMBS with leverage, the amount of which will vary from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

Effective January 1, 2020, Cherry Hill Operating Partnership LP, the Company’s operating partnership subsidiary (the “Operating Partnership”), contributed substantially all of its assets to CHMI Sub-REIT, Inc. (the “Sub-REIT) in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and trading and other operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three-month period ended March 31, 2020. During the three-month period ended March 31, 2019, the Company issued and sold 49,480 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.05 per share for gross proceeds of approximately $1.2 million before fees of approximately $20,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

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

In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. In the three-month period ended March 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million. In the period from the program’s inception through December 31, 2019, the Company repurchased 235,950 shares of its common stock pursuant to the repurchase program for approximately $3.5 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings have been or will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Recent Developments

As the novel coronavirus (COVID-19) pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets started to melt down. The nominal spread used to value RMBS expanded dramatically from 111 basis points to 185 basis points between March 1, 2020 to March 19, 2020. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values assigned by repurchase agreement counterparties to the Company’s Agency RMBS assets. The crisis in the Agency RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including, the credit risk transfer securities issued by Fannie Mae and Freddie Mac held as part of the CMOs in the Company’s portfolio. Those counterparties then made outsized and daily margin calls under the Company’s master repurchase agreements. In the three-week period of March 9, 2020 to March 27, 2020, the Company received and paid a total of $77.7 million in margin calls. In the same three-week period in February 2020, the total margin calls received and paid by the Company were $1.9 million.

While the Company met all of the margin calls received, it caused a severe drain on the Company’s liquidity. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020. These asset sales resulted in realized gains of approximately $7.1 million. At the same time, the Company sold approximately 79% of the CMOs it owned resulting in realized losses of approximately $24.3 million. The reduction in the Company’s assets contributed to a decline in stockholders’ equity from $411.6 million at December 31, 2019 to $348.6 million at March 31, 2020 and increased the Company’s unencumbered cash  from $24.7 million at December 31, 2019 to $102.2 million at March 31, 2020.

In order to further manage its cash resources, the Company, in accordance with IRS rules, opted to convert the form of payment of its previously declared dividend on its Common Stock for the quarter ended March 31, 2020, into a combination of cash and shares of Common Stock. As a result, the amount of cash used to pay the dividend was limited to 50% of the amount otherwise payable. The Company also suspended the flow MSR purchase program and agreed to pay the purchase price for MSRs delivered in the first quarter in three equal monthly installments rather than in one payment at the end of March 2020.

The shelter in place restrictions imposed by the federal and state governments have resulted in historic increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. The Company is not yet able to estimate the likely number of borrowers on loans serviced by Aurora that will take advantage of the forbearance programs. However, as servicer, Aurora will be obligated to advance delinquent payments of interest on the loans serviced for Freddie Mac, delinquent payments of interest and principal on the loans serviced for Fannie Mae and on loans serviced for Ginnie Mae, which comprise approximately 15% and 9% of the MSR portfolio, respectively. Approximately 40% of the MSR portfolio reflect loans serviced for Fannie Mae that do not require any advances of delinquent payments of principal or interest. In all cases, Aurora will be obligated to advance amounts of unpaid property taxes and to maintain property insurance to the extent the borrower does not do so. Servicing advances on loans serviced by Aurora for Freddie Mac are included in the borrowing base of the MSR Revolver, while the Servicing Advances Revolver is available to cover servicing advances on the loans serviced by Aurora for Ginnie Mae. Based on information currently available to the Company, the Company believes that it will be able to satisfy these obligations in the near term.

The reduction in the amount of income-producing assets, coupled with the higher expenses of servicing its MSRs and greater retention of uninvested cash to address the greater volatility in the market, will result in diminished earning capacity for the Company for at least the next two quarters.

The Company has been working remotely since early March. The transition has been virtually seamless due to the Company’s use of a cloud-based solution in its regular operations, and the Company does not anticipate any operational issues arising from working remotely for as long as is necessary.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2020	3.53%	1.34%	2.19%
December 31, 2019	3.72%	1.84%	1.88%
September 30, 2019	3.77%	2.13%	1.64%
June 30, 2019	3.83%	2.27%	1.55%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our interim consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities, with changes in fair value recorded through accumulated other comprehensive income (loss), a component of stockholders’ equity. As a result, we do not expect that changes in the market value of our RMBS will normally impact our operating results, but such changes will affect our book value. However, at least on a quarterly basis, we assess both our ability and intent to continue to hold our RMBS as long-term investments. As part of this process, we monitor our RMBS for credit related impairment or impairment on securities the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. A change in our ability and/or intent to continue to hold any of our RMBS could result in our recognizing an impairment charge or realizing losses while holding these assets.

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. For a further discussion of the subservicing agreement, see “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Affiliates and Affiliated Entities”. Aurora received no MSRs under this joint marketing recapture agreement during the three-month period ended March 31, 2020. During the three-month period ended March 31, 2019, Aurora received MSRs with an aggregate UPB of approximately $3.4 million and paid fees of approximately $4,200 to Freedom Mortgage under this joint marketing recapture agreement.

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

When the estimated fair value of a security is less than amortized cost, we consider whether the impairment should be recognized in earnings or other comprehensive income (loss). A security is deemed impaired if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovering our cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security even if we do not intend to sell the security or believe it is more likely than not that we will be required to sell the security before recovering our cost basis. If the security is deemed to be impaired, the resulting accounting treatment depends on the factors causing the impairment. If the impairment has resulted from (i) our intention to sell the security, or (ii) our judgment that it is more likely than not that we will be required to sell the security before recovering our cost basis, an impairment loss is recognized in current earnings equal to the difference between our amortized cost basis and fair value. If the impairment has resulted from our conclusion that we will not recover our cost basis even if we do not intend to sell the security, the credit loss portion of the impairment is recorded in current earnings and the portion of the loss related to other factors, such as changes in interest rates, continues to be recognized in accumulated other comprehensive income (loss). Determining whether there is an impairment may require management to exercise significant judgment and make significant assumptions, including, but not limited to, estimated cash flows, estimated prepayments, expected losses, and expected changes in interest rates. As a result, actual impairment losses could differ from reported amounts. Such judgments and assumptions are based upon a number of factors, including (i) the credit of the issuer or the borrower, (ii) the credit rating of the security, (iii) the key terms of the security, (iv) the performance of the loan or underlying loans, including debt service coverage and loan-to-value ratios, (v) the value of the collateral for the loan or underlying loans, (vi) the effect of local, industry, and broader economic factors, and (vii) the historical and anticipated trends in defaults and loss severities for similar securities.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $13.4 million and $16.6 million in reimbursable servicing advances were receivable at March 31, 2020 and December 31, 2019, respectively, and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2020	2019
Income
Interest income	$20,249	$16,969
Interest expense	12,291	10,744
Net interest income	7,958	6,225
Servicing fee income	19,519	17,188
Servicing costs	6,122	3,821
Net servicing income	13,397	13,367
Other income (loss)
Realized loss on RMBS, available-for-sale, net	(17,543)	-
Realized loss on derivatives, net	(18,756)	(7,476)
Realized gain on acquired assets, net	46	-
Unrealized gain (loss) on derivatives, net	52,200	(8,272)
Unrealized loss on investments in Servicing Related Assets	(93,853)	(27,175)
Total Loss	(56,551)	(23,331)
Expenses
General and administrative expense	2,756	963
Management fee to affiliate	1,965	1,809
Total Expenses	4,721	2,772
Loss Before Income Taxes	(61,272)	(26,103)
Benefit from corporate business taxes	(16,512)	(4,965)
Net Loss	(44,760)	(21,138)
Net loss allocated to noncontrolling interests in Operating Partnership	834	349
Dividends on preferred stock	2,459	1,841
Net Loss Applicable to Common Stockholders	$(46,385)	$(22,630)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2020
Interest income	$1,641	$18,608	$-	$20,249
Interest expense	1,709	10,582	-	12,291
Net interest income (expense)	(68)	8,026	-	7,958
Servicing fee income	19,519	-	-	19,519
Servicing costs	6,122	-	-	6,122
Net servicing income	13,397	-	-	13,397
Other income (expense)	(78,072)	166	-	(77,906)
Other operating expenses	600	-	4,121	4,721
Benefit from corporate business taxes	(16,512)	-	-	(16,512)
Net Income (Loss)	$(48,831)	$8,192	$(4,121)	$(44,760)

Three Months Ended March 31, 2019
Interest income	$258	$16,711	$-	$16,969
Interest expense	1,188	9,556	-	10,744
Net interest income (expense)	(930)	7,155	-	6,225
Servicing fee income	17,188	-	-	17,188
Servicing costs	3,821	-	-	3,821
Net servicing income	13,367	-	-	13,367
Other expense	(24,967)	(17,956)	-	(42,923)
Other operating expenses	492	-	2,280	2,772
Benefit from corporate business taxes	(4,965)	-	-	(4,965)
Net Loss	$(8,057)	$(10,801)	$(2,280)	$(21,138)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2020
Investments	$222,642	$1,598,999	$-	$1,821,641
Other assets	78,477	133,738	102,980	315,195
Total assets	301,119	1,732,737	102,980	2,136,836
Debt	171,776	1,565,232	-	1,737,008
Other liabilities	13,617	25,289	12,286	51,192
Total liabilities	185,393	1,590,521	12,286	1,788,200
Book value	$115,726	$142,216	$90,694	$348,636

Balance Sheet
December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643

Interest Income

Interest income for the three-month period ended March 31, 2020 was $20.2 million as compared to $17.0 million for the three-month period ended March 31, 2019. This $3.2 million increase in interest income was primarily comprised of an increase in RMBS resulting from the investment of the net proceeds of the equity offerings that the Company completed during the preceding year.

Interest Expense

Interest expense for the three-month period ended March 31, 2020 was $12.3 million as compared to $10.7 million for the three-month period ended March 31, 2019. The $1.6 million increase in interest expense was substantially related to RMBS. The changes were primarily due to additional repurchase agreement borrowings and an overall increase in repurchase rates offset by lower swap costs.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended March 31, 2020 and 2019 decreased by approximately $93.9 million and $27.2 million, respectively, primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended March 31, 2020 and 2019 increased by approximately $52.2 million and decreased by approximately $8.3 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2020 increased by approximately $1.8 million as compared to the three-month period ended March 31, 2019. The increase was primarily due to higher professional fees.

Management Fees to Affiliate

Management fees for the three-month periods ended March 31, 2020 and 2019 increased by approximately $156,000 and $494,000, respectively, from the preceding year-end. Each such increase was due to the sale of our capital stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.9% and 1.6% of net income for the three-month periods ended March 31, 2020 and 2019, respectively. The increase was due to the issuance of LTIP-OP Units during the three-month period ended March 31, 2020.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2020
Accumulated other comprehensive income, December 31, 2019	$41,414
Other comprehensive loss	(7,631)
Accumulated other comprehensive income, March 31, 2020	$33,783

Three Months Ended March 31, 2019
Accumulated other comprehensive loss, December 31, 2018	$(38,400)
Other comprehensive income	31,981
Accumulated other comprehensive loss, March 31, 2019	$(6,419)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended March 31, 2020, a 122 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $25.2 million, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and
•	core earnings per average common share.

Core earnings is a non-GAAP financial measure that we currently define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows or runoff and includes an adjustment for any gain or loss on the capital used to purchase the MSR. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes any tax (benefit) expense on unrealized gain (loss) on MSRs.

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

Core Earnings Summary

Core earnings for the three-month period ended March 31, 2020 as compared to the three-month period ended March 31, 2019, decreased by approximately $2.2 million, or $0.13 per average common share, primarily due to the issuance of additional shares of common stock and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related average per common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,(A)
	2020	2019
Net Loss	$(44,760)	$(21,138)
Realized loss on RMBS, net	17,543	-
Realized loss on derivatives, net	18,756	7,476
Realized gain on acquired assets, net	(46)	-
Unrealized loss (gain) on derivatives, net	(52,200)	8,272
Unrealized loss on investments in MSRs, net of estimated MSR amortization	87,044	22,148
Tax benefit of unrealized loss on MSRs	(15,854)	(4,739)
Total core earnings:	$10,483	$12,019
Core earnings attributable to noncontrolling interests in Operating Partnership	(195)	(198)
Dividends on preferred stock	2,459	1,841
Core Earnings Attributable to Common Stockholders	$7,829	$9,980
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.47	$0.60
GAAP Net Loss Per Share of Common Stock, per Diluted Share	$(2.79)	$(1.36)

(A)	MSR amortization for periods that ended prior to September 30, 2019 have not been adjusted to reflect the Company’s refined MSR amortization method.

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae, Freddie Mac and Ginnie Mae MSRs have an aggregate UPB of approximately $30.0 billion as of March 31, 2020.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$203,742	$27,184,142	4.19%	0.25%	320	23	0.2%
Government	18,900	2,792,881	3.37%	0.31%	307	47	-%
MSR Total/Weighted Average	$222,642	$29,977,023	4.12%	0.26%	318	25	0.2%

As of December 31, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$263,357	$26,142,780	4.27%	0.25%	321	23	0.2%
Government	27,754	2,925,346	3.37%	0.31%	310	44	-%
MSR Total/Weighted Average	$291,111	$29,068,126	4.18%	0.26%	320	25	0.2%

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

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,137,922	$994,835	$32,036	-	$1,026,871	117	(B)	3.68%	3.54%	27
Freddie Mac	555,048	514,297	16,050	-	530,347	53	(B)	3.51%	3.39%	28
CMOs	45,400	40,835	-	$(13,963)	26,872	17	(B)	4.89%	4.87%	14
Private Label MBS	27,500	15,131	8	(230)	14,909	7	(B)	4.10%	4.11%	29
Total/Weighted Average	$1,765,870	$1,565,098	$48,094	$(14,193)	$1,598,999	194		3.66%	3.53%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 75% of which, by UPB, are unrated or rated below investment grade at March 31, 2020 by at least one nationally recognized statistical rating organization (“NRSRO”). The Company’s private label securities are rated investment grade or better by at least one NRSRO as of March 31, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2020	December 31, 2019
Weighted Average Asset Yield	3.29%	2.66%
Weighted Average Interest Expense	2.04%	1.93%
Net Interest Spread	1.25%	0.73%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. Pursuant to this revenue procedure, the Company may elect to make distributions of its taxable income in a mixture of stock and cash.

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements.

In the future, sources of funds for liquidity may include sales of RMBS, additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the three-month period ended March 31, 2020, we did not sell any capital stock pursuant to the ATM programs. During the three-month period ended March 31, 2019, we completed underwritten offerings and sales of our preferred stock pursuant to our ATM program which resulted in net proceeds of approximately $1.2 million. Net proceeds from these offerings and sales are available for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) impairment on our securities, if any.

Repurchase Agreements

As of March 31, 2020, we had repurchase agreements with 28 counterparties and approximately $1,565.2 million of outstanding repurchase agreement borrowings from 18 of those counterparties, which were used to finance RMBS. As of March 31, 2020, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2020 was approximately 3.8%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309
March 31, 2018	$1,608,700	$1,708,338	$1,500,562

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under our MSR financing facilities; and the sales of our capital stock throughout the years ended December 31, 2019 and 2018.The reduction in the repurchase amount at March 31, 2020, was the result of the asset sales undertaken by the Company in March 202. See “Recent Developments” above.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 3.8% and 4.3% as of March 31, 2020 and December 31, 2019, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$812,507	$782,815	1.51%
One to three months	761,087	722,619	1.73%
Greater than three months	63,702	59,798	1.78%
Total/Weighted Average	$1,637,296	$1,565,232	1.62%

As of December 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$955,382	$928,646	2.24%
One to three months	1,280,854	1,231,422	1.94%
Greater than three months	183,303	177,570	1.98%
Total/Weighted Average	$2,419,539	$2,337,638	2.06%

The amount of collateral as of March 31, 2020 and December 31, 2019, including cash, was $1,671.1 million and $2,480.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2020 and December 31, 2019 was 34 days and 42 days, respectively.

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

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 5, 2019, the term of the MSR Revolver was renewed to July 30, 2020. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2020 and December 31, 2019, approximately $65.5 million and $55.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At March 31, 2020 and December 31, 2019, approximately $84.0 million and $97.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $23.7 million and our investing activities provided cash of approximately $800.4 million for the three-month period ended March 31, 2020. The cash provided by investing activities resulted from sale of RMBS securities during the three-month period ended March 31, 2020.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended March 31, 2020 and 2019 were $2.79 and $1.36, respectively.

Off-balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2020 and December 31, 2019 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,565,232	$-	$-	$-	$1,565,232
Interest on repurchase agreement borrowings(A)	$3,751	$-	$-	$-	$3,751
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,496	$-	$-	$14,496
Interest on MSR Term Facility borrowings	$851	$865	$-	$-	$1,716
Servicing Advances Revolver
Borrowings under Servicing Advances Revolver	$-	$8,204	$-	$-	$8,204
Interest on Servicing Advances Revolver borrowings	$504	$645	$-	$-	$1,149
MSR Revolver
Borrowings under MSR Revolver	$-	$65,500	$-	$-	$65,500
Interest on MSR Revolver borrowings	$3,428	$1,232	$-	$-	$4,660
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$84,000	$-	$-	$84,000
Interest on Fannie Mae MSR Financing Facility	$2,925	$1,713	$-	$-	$4,638

As of December 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,337,638	$-	$-	$-	$2,337,638
Interest on repurchase agreement borrowings(A)	$9,641	$-	$-	$-	$9,641
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,996	$-	$-	$14,996
Interest on MSR Term Facility borrowings	$885	$1,063	$-	$-	$1,948
MSR Revolver
Borrowings under MSR Revolver	$-	$55,500	$-	$-	$55,500
Interest on MSR Revolver borrowings	$3,134	$1,769	$-	$-	$4,903
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$97,000
Interest on Fannie Mae MSR Financing Facility	$4,170	$3,481	$-	$-	$7,651

(A)
Interest expense is calculated based on the interest rate in effect at March 31, 2020 and December 31, 2019, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

As of March 31, 2020, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause, as required by that agreement, Freedom Mortgage has continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora has continued to pay for such services. The parties subsequently decided to reinstate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the subservicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three-month period ended March 31, 2020, no MSRs on loans had been received from Freedom Mortgage. During the three-month period ended March 31, 2019, MSRs on 15 loans with an aggregate UPB of approximately $3.4 million had been received from Freedom Mortgage which generated approximately $4,200 in fees due to Freedom Mortgage.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2020

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$215,176	$209,304	$203,742	$198,467	$193,458
Change in FV	$11,434	$5,562	$-	$(5,275)	$(10,284)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$248,141	$224,835	$203,742	$184,662	$167,353
Change in FV	$44,399	$21,093	$-	$(19,080)	$(36,389)
% Change in FV	22%	10%	-	(9)%	(18)%
Servicing Cost Shift in %
Estimated FV	$210,305	$207,023	$203,742	$200,461	$197,179
Change in FV	$6,563	$3,281	$-	$(3,281)	$(6,563)
% Change in FV	3%	2%	-	(2)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$20,079	$19,470	$18,900	$18,365	$17,861
Change in FV	$1,178	$570	$-	$(536)	$(1,039)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$22,243	$20,495	$18,900	$17,447	$16,122
Change in FV	$3,343	$1,594	$-	$(1,453)	$(2,779)
% Change in FV	18%	8%	-	(8)%	(15)%
Servicing Cost Shift in %
Estimated FV	$20,039	$19,470	$18,900	$18,331	$17,761
Change in FV	$1,139	$569	$-	$(569)	$(1,139)
% Change in FV	6%	3%	-	(3)%	(6)%

As of December 31, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$280,174	$271,514	$263,357	$255,662	$248,391
Change in FV	$16,817	$8,157	$-	$(7,695)	$(14,966)
% Change in FV	6%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$298,135	$279,978	$263,357	$248,209	$234,399
Change in FV	$34,778	$16,622	$-	$(15,148)	$(28,958)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$270,584	$266,970	$263,357	$259,743	$256,130
Change in FV	$7,227	$3,614	$-	$(3,614)	$(7,227)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,841	$28,760	$27,754	$26,817	$25,942
Change in FV	$2,087	$1,006	$-	$(937)	$(1,812)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,090	$29,354	$27,754	$26,281	$24,921
Change in FV	$3,336	$1,600	$-	$(1,474)	$(2,834)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,132	$28,443	$27,754	$27,066	$26,377
Change in FV	$1,377	$689	$-	$(689)	$(1,377)
% Change in FV	5%	2%	-	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2020

		Fair Value Change
	March 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,707,981
RMBS Total Return (%)		0.23%	0.38%	0.40%	0.27%	(0.44)%
RMBS Dollar Return		$3,938	$6,517	$6,901	$4,577	$(7,583)

As of December 31, 2019

		Fair Value Change
	December 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,651,237
RMBS Total Return (%)		(0.23)%	(0.59)%	(1.06)%	(1.63)%	(3.06)%
RMBS Dollar Return		$(6,210)	$(15,609)	$(28,064)	$(43,321)	$(81,171)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2020, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2020, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The novel coronavirus (COVID-19) pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business. See Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations---Recent Developments.

We expect that the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of borrowers of mortgage loans and limit our ability to grow our business.

We are subject to risks related to mortgage loans. We expect that, over the near and long term, the economic and market disruptions caused by COVID-19 will adversely impact the financial condition of borrowers of mortgage loans. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. Any future period of payment delinquencies, defaults, foreclosures or losses will likely adversely affect our business, financial condition and results of operations, and ability to pay dividends to our stockholders. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the level of new mortgage and other real estate-related loan originations. Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by COVID-19.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. However, in light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we decided to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock. No assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

Additionally, we may elect to make future distributions of our taxable income in a mixture of our common stock and cash. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of cash received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we or the applicable withholding agent may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.

Market disruptions caused by COVID-19 have made it more difficult for us to determine the fair value of our investments.

As discussed in Note 9 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under GAAP. However, the markets for our assets have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of COVID-19, which has made it more difficult for us and the providers of third-party valuations that we use to rely on market-based inputs in connection with the valuation of our assets under GAAP. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common and preferred stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may experience a decline in the fair value of our investments as a result of COVID-19, which could materially and adversely affect us.

A decline in the fair value of our investments as a result of COVID-19 may require us to recognize an impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold such assets for the foreseeable future or to maturity/payoff. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicaly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	6,954	$14.42	6,954	$6,456,695
February 1, 2020 to February 29, 2020	-	-	-	6,456,695
March 1, 2020 to March 31, 2020	135,577	12.89	135,577	4,709,137
Totals / Averages	142,531	$12.96	142,531	$4,709,137

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 11, 2020	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

May 11, 2020	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2020

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