Form 10-Q
period 2020-06-30
Cherry Hill Mortgage Investment Corp
filed 2020-08-10
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 17,076,858 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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
•
the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of the novel coronavirus (“COVID-19”), actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited) June 30, 2020	December 31, 2019
Assets
RMBS, available-for-sale (including pledged assets of $1,444,649 and $2,419,539, respectively)	$1,548,144	$2,508,360
Investments in Servicing Related Assets at fair value (including pledged assets of $177,261 and $291,111, respectively)	177,261	291,111
Cash and cash equivalents	94,473	24,671
Restricted cash	33,371	67,037
Derivative assets	33,411	18,289
Receivables and other assets	61,503	47,084
Total Assets	$1,948,163	$2,956,552
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,395,317	$2,337,638
Derivative liabilities	19,313	12,337
Notes payable	131,780	166,989
Dividends payable	6,720	8,768
Due to affiliates	3,469	3,589
Payables for unsettled trades	35,898	-
Accrued expenses and other liabilities	4,835	15,588
Total Liabilities	$1,597,332	$2,544,909
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of June 30, 2020 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2019, liquidation preference of $69,541 as of June 30, 2020 and liquidation preference of $69,541 as of December 31, 2019	$67,213	$67,213
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of June 30, 2020 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2019, liquidation preference of $50,000 as of June 30, 2020 and liquidation preference of $50,000 as of December 31, 2019	48,068	48,068
Common stock, $0.01 par value per share,500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of June 30, 2020 and 500,000,000 shares authorized and 16,660,655 shares issued and outstanding as of December 31, 2019	175	170
Additional paid-in capital	306,198	302,723
Accumulated Deficit	(117,377)	(47,367)
Treasury stock at cost, 378,481 shares at $13.98 as of June 30, 2020 and 235,950 shares at $14.59 as of December 31, 2019	(5,291)	(3,543)
Accumulated other comprehensive income	49,569	41,414
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$348,555	$408,678
Non-controlling interests in Operating Partnership	2,276	2,965
Total Stockholders’ Equity	$350,831	$411,643
Total Liabilities and Stockholders’ Equity	$1,948,163	$2,956,552

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income
Interest income	$10,132	$17,216	$30,381	$34,185
Interest expense	3,425	11,707	15,716	22,451
Net interest income	6,707	5,509	14,665	11,734
Servicing fee income	18,032	18,362	37,551	35,550
Servicing costs	6,594	4,103	12,716	7,924
Net servicing income	11,438	14,259	24,835	27,626
Other income (loss)
Realized loss on RMBS, available-for-sale, net	(1,769)	-	(19,312)	-
Realized loss on investments in MSRs, net	(11,347)	-	(11,347)	-
Realized gain (loss) on derivatives, net	4,558	(365)	(14,198)	(7,841)
Realized loss on acquired assets, net	(548)	-	(502)	-
Unrealized gain (loss) on derivatives, net	(4,581)	(3,819)	47,619	(12,091)
Unrealized loss on investments in Servicing Related Assets	(17,025)	(44,042)	(110,878)	(71,217)
Total Loss	(12,567)	(28,458)	(69,118)	(51,789)
Expenses
General and administrative expense	1,420	1,138	4,176	2,101
Management fee to affiliate	1,974	1,934	3,939	3,743
Total Expenses	3,394	3,072	8,115	5,844
Loss Before Income Taxes	(15,961)	(31,530)	(77,233)	(57,633)
Benefit from corporate business taxes	(5,837)	(4,372)	(22,349)	(9,337)
Net Loss	(10,124)	(27,158)	(54,884)	(48,296)
Net loss allocated to noncontrolling interests in Operating Partnership	180	438	1,014	787
Dividends on preferred stock	2,461	2,593	4,920	4,434
Net Loss Applicable to Common Stockholders	$(12,405)	$(29,313)	$(58,790)	$(51,943)
Net Loss Per Share of Common Stock
Basic	$(0.73)	$(1.75)	$(3.51)	$(3.11)
Diluted	$(0.73)	$(1.75)	$(3.51)	$(3.11)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,881,987	16,776,472	16,746,668	16,708,471
Diluted	16,895,408	16,789,261	16,759,818	16,721,260

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(10,124)	$(27,158)	$(54,884)	$(48,296)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	14,017	25,536	(11,157)	57,517
Reclassification of net realized loss on RMBS included in earnings	1,769	-	19,312	-
Other comprehensive income	15,786	25,536	8,155	57,517
Comprehensive income (loss)	$5,662	$(1,622)	$(46,729)	$9,221
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	113	(29)	(863)	150
Dividends on preferred stock	2,461	2,593	4,920	4,434
Comprehensive income (loss) attributable to common stockholders	$3,088	$(4,186)	$(50,786)	$4,637

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$-	$(38,400)	$34,653	$3,258	$363,931
Issuance of common stock	6,000	-	-	-	132	-	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	-	(103)	(103)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(20,789)	(349)	(21,138)
Other Comprehensive Income	-	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	266	266
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	-	(8,156)	-	(8,156)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$-	$(6,419)	$3,867	$2,938	$414,298
Issuance of common stock	238,435	3	-	-	3,885	-	-	-	-	3,888
Issuance of preferred stock	-	-	13,949	282	-	-	-	-	-	282
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(26,720)	(438)	(27,158)
Other Comprehensive Income	-	-	-	-	-	-	25,536	-	-	25,536
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	250	250
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(135)	(135)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	-	(8,289)	-	(8,289)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	-	(1,164)	-	(1,164)
Balance, June 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,631	$-	$19,117	$(33,734)	$2,615	$406,080

Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$302,723	$(3,543)	$41,414	$(47,367)	$2,965	$411,643
Issuance of common stock	9,500	-	-	-	124	-	-	-	-	124
Repurchase of common stock	(142,531)	-	-	-	-	(1,748)	-	-	-	(1,748)
Issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(43,926)	(834)	(44,760)
Other Comprehensive Income	-	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	-	(6,612)	-	(6,612)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$302,847	$(5,291)	$33,783	$(100,364)	$2,210	$348,636
Issuance of common stock	549,234	5	-	-	3,351	-	-	-	-	3,356
Repurchase of common stock	-	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	-	-
Net Loss before dividends on preferred stock	-	-	-	-	-	-	-	(9,944)	(180)	(10,124)
Other Comprehensive Income	-	-	-	-	-	-	15,786	-	-	15,786
LTIP-OP Unit awards	-	-	-	-	-	-	-	-	306	306
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	-	(61)	(61)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	-	(4,608)	-	(4,608)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	-	(1,430)	-	(1,430)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2020	17,076,858	$175	4,781,635	$115,281	$306,198	$(5,291)	$49,569	$(117,377)	$2,276	$350,831

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(54,884)	$(48,296)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on RMBS, available-for-sale, net	19,312	-
Unrealized loss on investments in Servicing Related Assets	110,878	71,217
Realized loss on investments in MSRs, net	11,347	-
Realized loss on acquired assets, net	502	-
Realized loss on derivatives, net	14,198	7,841
Unrealized (gain) loss on derivatives, net	(47,619)	12,091
Realized gain on TBA dollar rolls, net	(1,927)	(643)
Amortization of premiums on RMBS, available-for-sale	7,470	4,794
Amortization of deferred financing costs	288	501
LTIP-OP Unit awards	570	516
Changes in:
Receivables and other assets, net	(14,348)	(8,747)
Due to affiliates	(120)	643
Accrued interest on derivatives, net	(3,025)	(3,105)
Dividends payable	(2,048)	(1,478)
Accrued expenses and other liabilities, net	(10,753)	883
Net cash provided by operating activities	$29,841	$36,217
Cash Flows From Investing Activities
Purchase of RMBS	(580,466)	(423,208)
Principal paydown of RMBS	151,507	93,701
Proceeds from sale of RMBS	1,406,447	-
Proceeds from sale of MSRs	15,831	-
Acquisition of MSRs	(24,783)	(50,009)
Purchase of derivatives	(890)	(393)
Proceeds from settlement of derivatives	42,567	7,470
Net cash provided by (used in) investing activities	$1,010,213	$(372,439)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	4,510,387	3,454,895
Repayments of repurchase agreements	(5,452,707)	(3,110,976)
Proceeds from derivative financing	(11,446)	(16,566)
Proceeds from bank loans	18,204	10,782
Principal paydown of bank loans	(53,701)	(16,799)
Dividends paid	(16,140)	(20,878)
LTIP-OP Units distributions paid	(170)	(269)
Conversion of OP units	(76)	(103)
Issuance of common stock, net of offering costs	3,480	4,020
Issuance of preferred stock, net of offering costs	-	49,642
Repurchase of common stock	(1,748)	-
Net cash provided by (used in) financing activities	$(1,003,917)	$353,748
Net Increase in Cash, Cash Equivalents and Restricted Cash	$36,136	$17,526
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	91,708	40,019
Cash, Cash Equivalents and Restricted Cash, End of Period	$127,844	$57,545
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$15,429	$21,948
Cash paid during the period for income taxes	$5	$213
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,720	$10,369
Purchase of RMBS, settled after period end	$35,898	$-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2020

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

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

The Company continues to meet all of the margin calls received. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020. The Company continued to reduce the leverage on its portfolio during the second quarter by selling Agency RMBS in its portfolio thereby reducing the amount of its RMBS from $1,557.2 million at March 31, 2020 to $1,524.9 million at June 30, 2020. The Company continues to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19. The Company completed the sale of its portfolio of Ginnie Mae MSRs back to Freedom Mortgage on June 30, 2020, which is discussed in further detail in Note 7. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $35.9 million were purchased in the six-month period ended June 30, 2020 and were settled after period end. All RMBS sold in the six-month period ended June 30, 2020 were settled prior to period-end.  All RMBS purchased and sold in the year ended December 31, 2019 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $4.1 million and $7.7 million in interest income was receivable at June 30, 2020 and December 31, 2019, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment  – The Company evaluates its RMBS on a quarterly basis to assess whether a decline in the fair value below the amortized cost basis should be recognized in earnings or other comprehensive income. The presence of an impairment is based upon a fair value decline below a security’s amortized cost basis and a corresponding adverse change in expected cash flows due to credit related factors as well as non-credit factors, such as changes in interest rates and market spreads. A security is considered to be impaired if the Company (i) intends to sell the security, (ii) will more likely than not be required to sell the security before recovering its cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis, even if the Company does not intend to sell the security, or the Company believes it is more likely than not that it will be required to sell the security before recovering its cost basis. Under these scenarios, the full amount of impairment is recognized currently in earnings and the cost basis of the security is adjusted. However, if the Company does not intend to sell the impaired security and it is more likely than not that it will not be required to sell before recovery, the impairment is separated into (i) the estimated amount relating to credit loss, or the credit component, and (ii) the amount relating to all other factors, or the non-credit component. Credit related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, with the remainder of the loss recognized in accumulated other comprehensive income (loss). The allowance for credit loss as well as adjustment to earnings can be reversed for subsequent changes in the estimate of expected credit loss. Impairment has been classified within “Realized loss on RMBS, available-for-sale, net” on the interim consolidated statements of income (loss). For further discussion of impairment, see Note 4.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the interim consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded on the interim consolidated statements of income (loss) as “Unrealized loss on investments in Servicing Related Assets.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Although advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable, the recoverability of similar advances made on Government National Mortgage Association (“Ginnie Mae”) MSRs may be limited under the rules and regulations of the U.S. Department of Housing and Urban Development, the Department of Veterans Affairs (the “VA”) and the Federal Housing Administration (“FHA”). The Company expects to recover advances on its Fannie Mae and Freddie Mac MSRs. In addition, unrecoverable losses on the loans underlying the Ginnie Mae MSRs have not been significant to date. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2020 and December 31, 2019. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net”  in the interim consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $11.8 million and $5.7 million at June 30, 2020 and December 31, 2019, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $21.6 million and $61.3 million at June 30, 2020 and December 31, 2019, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2020 and December 31, 2019, approximately $42.6 million and $1.1 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Affiliates

“Due to affiliates” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduces (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company has in the past and may in the future elect to make distributions of its taxable income in a mixture of stock and cash.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized gain (loss) on RMBS, net
Gain on RMBS	$513	$-	$18,663	$-
Loss on RMBS	(2,282)	-	(37,975)	-
Net realized loss on RMBS	(1,769)	-	(19,312)	-
Realized gain (loss) on derivatives, net	4,558	(365)	(14,198)	(7,841)
Unrealized gain (loss) on derivatives, net	(4,581)	(3,819)	47,619	(12,091)
Unrealized loss on investments in Servicing Related Assets	(17,025)	(44,042)	(110,878)	(71,217)
Realized loss on acquired assets, net	(548)	-	(502)	-
Total	$(19,365)	$(48,226)	$(97,271)	$(91,149)

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

The Current Expected Credit Losses model replaces the idea of incurred losses with expected losses for all financial assets, with a few exceptions, not measured at fair value. Expected losses are estimated based on historical experience, current and future economic conditions and forecasting models. Key implementation efforts have included development of internal controls and retrospective analysis of credit related losses. Credit related impairments have not been material in the past for servicing advances and receivables, and no current or foreseeable economic factors were identified that would cause a significant impact, partly due to the indemnification language included in our subservicer agreements and the recoverability of servicing advances under agency guides for Fannie Mae and Freddie Mac. As a result, the Company has determined that the allowance would not be significant. This determination will be re-evaluated on a quarterly basis.

The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures. The Company performed a review of its available for sale securities and determined that an allowance for credit losses is not necessary as of June 30, 2020.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2020
Interest income	$479	$9,653	$-	$10,132
Interest expense	438	2,987	-	3,425
Net interest income	41	6,666	-	6,707
Servicing fee income	18,032	-	-	18,032
Servicing costs	6,594	-	-	6,594
Net servicing income	11,438	-	-	11,438
Other expense	(25,044)	(5,668)	-	(30,712)
Other operating expenses	1,135	-	2,259	3,394
Benefit from corporate business taxes	(5,837)	-	-	(5,837)
Net Income (Loss)	$(8,863)	$998	$(2,259)	$(10,124)

Three Months Ended June 30, 2019
Interest income	$214	$17,002	$-	$17,216
Interest expense	446	11,261	-	11,707
Net interest income (expense)	(232)	5,741	-	5,509
Servicing fee income	18,362	-	-	18,362
Servicing costs	4,103	-	-	4,103
Net servicing income	14,259	-	-	14,259
Other expense	(29,136)	(19,090)	-	(48,226)
Other operating expenses	388	-	2,684	3,072
Benefit from corporate business taxes	(4,372)	-	-	(4,372)
Net Loss	$(11,125)	$(13,349)	$(2,684)	$(27,158)

Six Months Ended June 30, 2020
Interest income	$2,120	$28,261	$-	$30,381
Interest expense	2,147	13,569	-	15,716
Net interest income (expense)	(27)	14,692	-	14,665
Servicing fee income	37,551	-	-	37,551
Servicing costs	12,716	-	-	12,716
Net servicing income	24,835	-	-	24,835
Other expense	(103,116)	(5,502)	-	(108,618)
Other operating expenses	1,735	-	6,380	8,115
Benefit from corporate business taxes	(22,349)	-	-	(22,349)
Net Income (Loss)	$(57,694)	$9,190	$(6,380)	$(54,884)

Six Months Ended June 30, 2019
Interest income	$472	$33,713	$-	$34,185
Interest expense	1,634	20,817	-	22,451
Net interest income (expense)	(1,162)	12,896	-	11,734
Servicing fee income	35,550	-	-	35,550
Servicing costs	7,924	-	-	7,924
Net servicing income	27,626	-	-	27,626
Other expense	(54,103)	(37,046)	-	(91,149)
Other operating expenses	880	-	4,964	5,844
Benefit from corporate business taxes	(9,337)	-	-	(9,337)
Net Loss	$(19,182)	$(24,150)	$(4,964)	$(48,296)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2020
Investments	$177,261	$1,548,144	$-	$1,725,405
Other assets	87,302	40,420	95,036	222,758
Total assets	264,563	1,588,564	95,036	1,948,163
Debt	131,780	1,395,317	-	1,527,097
Other liabilities	3,377	55,668	11,190	70,235
Total liabilities	135,157	1,450,985	11,190	1,597,332
Book value	$129,406	$137,579	$83,846	$350,831

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643

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

Summary of RMBS Assets

As of June 30, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,146,830	$996,086	$34,271	$(12)	$1,030,345	115	(B)	3.54%	3.39%	27
Freddie Mac	517,393	479,329	15,264	(4)	494,589	48	(B)	3.29%	3.16%	28
CMOs	17,450	13,215	140	(312)	13,043	8	(B)	3.85%	4.16%	11
Private Label MBS	22,000	9,828	339	-	10,167	5	(B)	4.09%	4.09%	28
Total/Weighted Average	$1,703,673	$1,498,458	$50,014	$(328)	$1,548,144	176		3.46%	3.33%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 53.5% of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at June 30, 2020 by at least one NRSRO. Private label RMBS are rated investment grade or better by at least one NRSRO as of June 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of June 30, 2020

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$3,500	$1,674	$34	$-	$1,708	2	(B)	4.43%	4.73%	4
5-10 Years	5,500	3,638	105	-	3,743	2	(B)	4.58%	4.88%	8
Over 10 Years	1,694,673	1,493,146	49,875	(328)	1,542,693	172	(B)	3.46%	3.33%	28
Total/Weighted Average	$1,703,673	$1,498,458	$50,014	$(328)	$1,548,144	176		3.46%	3.33%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$1,500	$895	$64	$-	$959	1	(B)	6.34%	6.34%	4
5-10 Years	64,579	61,935	4,153	-	66,088	13	(B)	5.85%	5.81%	9
Over 10 Years	2,814,870	2,403,998	38,251	(936)	2,441,313	313	(B)	3.80%	3.66%	27
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 53.5% of which, by UPB, are unrated or rated below investment grade at June 30, 2020 by at least one NRSRO. Private label RMBS are rated investment grade or better by at least one NRSRO as of June 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At June 30, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $1,444.6 million and $2,419.5 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Credit related unrealized losses and unrealized losses on securities that the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the securities before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2020 and December 31, 2019, or any impairment charges in earnings during the three and six-month periods ended June 30, 2020 and June 30, 2019.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2020

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$39,415	$40,896	$(328)	$40,568	8	(B)	3.14%	3.04%	26
Total/Weighted Average	$39,415	$40,896	$(328)	$40,568	8		3.14%	3.04%	26

As of December 31, 2019

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$55,588	$55,429	$(105)	$55,324	5	(B)	3.70%	3.53%	29
Twelve or More Months	169,346	131,540	(831)	130,709	23	(B)	3.76%	3.54%	25
Total/Weighted Average	$224,934	$186,969	$(936)	$186,033	28		3.74%	3.54%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 53.5% of which, by UPB, are unrated or rated below investment grade at June 30, 2020 by at least one NRSRO. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of June 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Note 5 — Investments in Servicing Related Assets
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $24.1 billion as of June 30, 2020.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$24,126,677	$288,139	(C)	$177,261	4.16%	26.4	$(110,878)
MSR Total/Weighted Average	$24,126,677	$288,139		$177,261	4.16%	26.4	$(110,878)

As of December 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$26,142,780	$357,667	(C)	$263,357	4.27%	26.8	$(94,310)
Government	2,925,346	40,216	(C)	27,754	3.37%	25.8	(12,462)
MSR Total/Weighted Average	$29,068,126	$397,883		$291,111	4.18%	26.7	$(106,772)

(A)	Carrying value approximates the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	Cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2020
Percentage of Total Outstanding Unpaid Principal Balance
California	12.7%
Texas	6.3%
Maryland	6.1%
New York	5.9%
Virginia	5.5%
All other	63.5%
Total	100.0%

As of December 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	13.4%
Texas	6.2%
Maryland	5.6%
New York	5.1%
Virginia	5.1%
All other	64.6%
Total	100.0%

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

Common Stock ATM Program

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month periods ended June 30, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program. During the three and six-month periods ended June 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.

Preferred Stock ATM Program

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month periods ended June 30, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program. During the three-month period ended June 30, 2019, the Company issued and sold 13,949 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.80 per share for gross proceeds of approximately $360,000 before fees of approximately $6,000. During the six-month period ended June 30, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. During the three-month period ended June 30, 2020, the Company did not repurchase any shares under the share repurchase program. During the six-month period ended June 30, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock at a weighted average purchase price of $14.59 per share and paid brokers commissions of approximately $7,000 on such repurchases.
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

Equity Incentive Plan Information
	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Weighted Average Issuance
	Issued	Forfeited	Converted	Issued	Forfeited	Compensation Plans	Price
December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise	-	-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838
Number of securities issued or to be issued upon exercise	-	-	-	(12,789)	-	(12,789)	$16.42
June 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise		-			-	-	$16.68
December 31, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900)	-	-	-	-	(41,900)	$14.55
Number of securities issued or to be issued upon exercise	-	-	9,500	(9,500)	-	-	$8.01
March 31, 2020	(332,175)	916	28,417	(86,164)	3,155	1,114,149
Number of securities issued or to be issued upon exercise	(9,672)	-	-	-	-	(9,672)	$6.27
Number of securities issued or to be issued upon exercise	-	-	-	(22,224)	-	(22,224)	$9.18
June 30, 2020	(341,847)	916	28,417	(108,388)	3,155	1,082,253

The Company recognized approximately $306,000 and $248,000 in share-based compensation expense in the three-month periods ended June 30, 2020 and June 30, 2019, respectively. The Company recognized approximately $570,000 and $514,000 in share-based compensation expense in the six-month periods ended June 30, 2020 and June 30, 2019, respectively. There was approximately $1.3 million of total unrecognized share-based compensation expense as of June 30, 2020, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s interim consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying interim consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2020, the non-controlling interest holders in the Operating Partnership owned 309,697 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(10,124)	$(27,158)	$(54,884)	$(48,296)
Net loss allocated to noncontrolling interests in Operating Partnership	180	438	1,014	787
Dividends on preferred stock	2,461	2,593	4,920	4,434
Net loss applicable to common stockholders	$(12,405)	$(29,313)	$(58,790)	$(51,943)
Denominator:
Weighted average common shares outstanding	16,881,987	16,776,472	16,746,668	16,708,471
Weighted average diluted shares outstanding	16,895,408	16,789,261	16,759,818	16,721,260
Basic and Diluted EPS:
Basic	$(0.73)	$(1.75)	$(3.51)	$(3.11)
Diluted	$(0.73)	$(1.75)	$(3.51)	$(3.11)

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Management fees	$1,736	$1,696	$3,463	$3,267
Compensation reimbursement	238	238	476	476
Total	$1,974	$1,934	$3,939	$3,743

Subservicing Agreement

During the six months ended June 30, 2020, Freedom Mortgage directly serviced the Company’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause during the third quarter of 2018, as required by that agreement, Freedom Mortgage continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora continued to pay for such services. The parties subsequently decided to reinstate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described below, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three months ended June 30, 2020, 1,171 loans with an aggregate unpaid principal balance of approximately $268.3 million had been refinanced by Freedom Mortgage. However, since the portfolio was being sold to Freedom Mortgage at June 30, 2020, these loans were treated as loans pending re-pooling and included in the sale. No fees were payable in connection with these loans. During the three and six-month periods ended June 30, 2020, no MSRs had been received from Freedom Mortgage. During the three-month period ended June 30, 2019, MSRs on 4 loans with an aggregate UPB of approximately $1.0 million had been received from Freedom Mortgage which generated approximately $1,000 in fees due to Freedom Mortgage. This agreement will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

Other Transactions with Affiliated Persons

Aurora leases five employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

On June 30, 2020,  Aurora sold its portfolio of Ginnie Mae MSRs with a carrying value of approximately $15.7 million to Freedom Mortgage pursuant to a Loan Servicing Purchase and Sale Agreement, dated as of that date, between Freedom Mortgage as buyer and Aurora as seller for proceeds of approximately $15.8 million. Approximately $1.2 million of the proceeds were received subsequent to period end and are included in receivables and other assets on the interim consolidated balance sheets. The Company recorded a realized loss of $11.3 million on the sale which includes $11.5 million of previously incurred unrealized losses in market value through the six-month period ended June 30, 2020. The sale is part of the Company’s servicing related assets segment. The sale was approved by the Nominating and Corporate Governance Committee of the Company’s board of directors which consists solely of independent directors. The proceeds were used to pay off the MSR Term Facility and related advancing facility with the balance available for general corporate purposes. See Note 12 - Notes Payable for a description of the MSR Term Facility.

The Ginnie Mae MSRs were originally acquired from Freedom Mortgage pursuant to the loan servicing purchase and sale agreement with Freedom Mortgage, dated as of December 15, 2016. As a result of the sale of these MSRs back to Freedom Mortgage the remaining holdback payable under the original purchase agreement of approximately $757,000 was applied to reduce the original cost of acquisition and included within “Realized loss on investments in MSRs, net” on the interim consolidated statements of income (loss).

The Company incurred gains of approximately $25,000 on loans repurchased from Ginnie Mae during the three-month period ended June 30, 2020. During the six-month period ended June 30, 2020, the Company incurred losses of approximately $176,000 on loans repurchased from Ginnie Mae. During the three and six-month periods ended June 30, 2019, there were no such losses. Under the terms of the original purchase and sale agreement with Freedom Mortgage, $247,000 of these foreclosure related losses were on VA loans repurchased from Ginnie Mae. The remaining are $71,000 of foreclosure related gains. As a result of the sale of the Ginnie Mae MSRs back to Freedom Mortgage, $573,000 of losses recoverable from Freedom Mortgage were written off and classified within “Realized loss on acquired assets, net” on the interim consolidated statements of income (loss).

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2020	December 31, 2019
Notional amount of interest rate swaps	$1,622,700	$2,355,850
Notional amount of swaptions	60,000	40,000
Notional amount of TBAs, net	(33,000)	140,300
Notional amount of Treasury futures	483,500	310,300
Total notional amount	$2,133,200	$2,846,450

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2020	$1,622,700	0.73%	0.94%	6.0
December 31, 2019	2,355,850	1.70%	1.92%	5.3

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
June 30, 2020	$60,000	1.67%	LIBOR-BBA	%	10.8
December 31, 2019	40,000	2.38%	LIBOR-BBA	%	10.7

(A)	Floats in accordance with LIBOR.

The following tables present information about the Company’s treasury futures agreements as of the dates indicated (dollars in thousands):

As of June 30, 2020

Maturity	Notional Amount - Long Positions	Notional Amount - Short Positions	Net Notional Amount	Fair Value
5 years	$315,300	$-	$315,300	1,404
10 years	168,200	-	168,200	1,025
Total	$483,500	$-	$483,500	2,429

As of December 31, 2019

Maturity	Notional Amount - Long Positions	Notional Amount - Short Positions	Net Notional Amount	Fair Value
5 years	$262,800	$-	$262,800	(1,009)
10 years	47,500	-	47,500	(764)
Total	$310,300	$-	$310,300	(1,774)

The following table presents information about realized gain (loss) on derivatives, which is included on the interim consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Consolidated Statements of Loss Location	2020	2019	2020	2019
Interest rate swaps	Realized gain (loss) on derivatives, net	$(6,759)	$(5,558)	$(54,624)	$(13,582)
Swaptions	Realized gain (loss) on derivatives, net	(212)	(382)	(212)	(1,144)
TBAs	Realized gain (loss) on derivatives, net	(115)	1,307	344	1,087
Treasury futures	Realized gain (loss) on derivatives, net	11,644	4,268	40,294	5,798
Total		$4,558	$(365)	$(14,198)	$(7,841)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s interim consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2020

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$30,438	$-	$30,438	$(30,438)	$-	$-
Interest rate swaptions	245	-	245	(245)	-	-
TBAs	896	(597)	299	(299)	-	-
Treasury futures	2,429	-	2,429	9,324	(11,753)	-
Total Assets	$34,008	$(597)	$33,411	$(21,658)	$(11,753)	$-

Liabilities
Repurchase agreements	$1,395,317	$-	$1,395,317	$(1,373,699)	$(21,618)	$-
Interest rate swaps	19,313	-	19,313	(19,313)	-	-
TBAs	597	(597)	-	-	-	-
Total Liabilities	$1,415,227	$(597)	$1,414,630	$(1,393,012)	$(21,618)	$-

As of December 31, 2019

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$17,921	$-	$17,921	$(17,921)	$-	$-
Interest rate swaptions	368	-	368	(368)	-	-
TBAs	2,297	(2,297)	-	-	-	-
Total Assets	$20,586	$(2,297)	$18,289	$(18,289)	$-	$-

Liabilities
Repurchase agreements	$2,337,638	$-	$2,337,638	$(2,276,251)	$(61,387)	$-
Interest rate swaps	10,140	-	10,140	(10,140)	-	-
TBAs	2,720	(2,297)	423	(423)	-	-
Treasury futures	1,774	-	1,774	3,876	(5,650)	-
Total Liabilities	$2,352,272	$(2,297)	$2,349,975	$(2,282,938)	$(67,037)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the interim consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2020 and December 31, 2019.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the interim consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2020 and December 31, 2019.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2020 and December 31, 2019.

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

Recurring Fair Value Measurements

As of June 30, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,030,345	$-	$1,030,345
Freddie Mac	-	494,589	-	494,589
CMOs	-	13,043	-	13,043
Private Label MBS	-	10,167	-	10,167
RMBS total	-	1,548,144	-	1,548,144
Derivative assets
Interest rate swaps	-	30,438	-	30,438
Interest rate swaptions	-	245	-	245
TBAs	-	299	-	299
Treasury futures	-	2,429	-	2,429
Derivative assets total	-	33,411	-	33,411
Servicing related assets	-	-	177,261	177,261
Total Assets	$-	$1,581,555	$177,261	$1,758,816
Liabilities
Derivative liabilities
Interest rate swaps	-	19,313	-	19,313
TBAs	-	-	-	-
Treasury futures	-	-	-	-
Derivative liabilities total	-	19,313	-	19,313
Total Liabilities	$-	$19,313	$-	$19,313

As of December 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,619,233	$-	$1,619,233
Freddie Mac	-	727,851	-	727,851
CMOs	-	129,083	-	129,083
Private Label MBS	-	32,193	-	32,193
RMBS total	-	2,508,360	-	2,508,360
Derivative assets
Interest rate swaps	-	17,921	-	17,921
Interest rate swaptions	-	368	-	368
Derivative assets total	-	18,289	-	18,289
Servicing related assets	-	-	291,111	291,111
Total Assets	$-	$2,526,649	$291,111	$2,817,760
Liabilities
Derivative liabilities
Interest rate swaps	-	10,140	-	10,140
TBAs	-	423	-	423
Treasury futures	-	1,774	-	1,774
Derivative liabilities total	-	12,337	-	12,337
Total Liabilities	$-	$12,337	$-	$12,337

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2020 and December 31, 2019 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2020

Level 3 (A)
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	25,677
Sales	(27,754)
Other changes (B)	(895)
Purchases, sales and principal paydowns:	$(2,972)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(50,365)
Other changes in fair value (C)	(60,513)
Unrealized loss included in Net Loss	$(110,878)
Balance at June 30, 2020	$177,261

As of December 31, 2019

Level 3 (A)
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	104,969
Other changes (B)	(1,993)
Purchases, sales and principal paydowns:	$102,976
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(43,737)
Other changes in fair value (C)	(63,035)
Unrealized loss included in Net Loss	$(106,772)
Balance at December 31, 2019	$291,111

(A)	Includes any recaptured loans obtained via the recapture agreements in place.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):
Fair Value Measurements

As of June 30, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$177,261	Discounted cash flow	Constant prepayment speed	6.5% - 41.5%	17.6%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
TOTAL	$177,261

As of December 31, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$263,357	Discounted cash flow	Constant prepayment speed	7.8% -21.1%	13.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.3%
			Annual cost to service, per loan		$73
Government	$27,754	Discounted cash flow	Constant prepayment speed	6.5% -19.5%	13.6%
			Uncollected payments	2.2% - 9.0%	2.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$112
TOTAL	$291,111

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

Corporate debt that matures in more than one year consists solely of financing secured by Aurora’s Servicing Related Assets. All of the Company’s debt is revolving and bears interest at adjustable rates. The Company considers that the amount of the corporate debt generally approximates fair value. As of June 30, 2020, the fixed rate portion of the financing for all of the Company’s Servicing Related Assets was paid in full.

Repurchased loans held for sale consist primarily of Ginnie Mae buyouts that the Company has purchased at par plus accrued interest. These loans are held for sale and valued at the lower of cost or fair market value. Carrying value of the loans approximates fair value since substantially all such loans are promptly resold for a price that approximates the amount for which they were repurchased by the Company, net of any amortization. The Company anticipates that there will be no additional buyouts of Ginnie Mae loans following the sale of the Ginnie Mae MSR portfolio as described above under Note 7 - Transactions with Affiliates and Affiliated Entities.

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2020 and December 31, 2019 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s interim consolidated financial statements, and, therefore, no accrual is required as of June 30, 2020 and December 31, 2019.

Commitments to Purchase/Sell RMBS

As of June 30, 2020 and December 31, 2019, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of June 30, 2020 and December 31, 2019, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1.4 billion and $2.3 billion of borrowings under its repurchase agreements as of June 30, 2020 and December 31, 2019, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 45 days and 42 days as of June 30, 2020 and December 31, 2019, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$385,573	0.63%
One to three months	938,842	0.30%
Greater than three months	70,902	0.34%
Total/Weighted Average	$1,395,317	0.39%

As of December 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,646	2.24%
One to three months	1,231,422	1.94%
Greater than three months	177,570	1.98%
Total/Weighted Average	$2,337,638	2.06%

There were no overnight or demand securities as of June 30, 2020 or December 31, 2019.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million  with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at June 30, 2020 and December 31, 2019 because the MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated and replaced in September 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity (the “Servicing Advances Revolver”) to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022. The MSR Term Facility and the Servicing Advances Revolver were paid in full on June 30, 2020.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $55.0 million and $55.5 million was outstanding under the MSR Revolver at June 30, 2020 and December 31, 2019, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $77.0 million and $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at June 30, 2020 and December 31, 2019, respectively.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of June 30, 2020

	2020	2021	2022	2023	2024	2025	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$55,000	$-	$-	$-	$-	$55,000
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$77,000	$-	$-	$-	$-	$77,000
Total	$-	$132,000	$-	$-	$-	$-	$132,000

As of December 31, 2019

	2020	2021	2022	2023	2024	2025	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$10,996	$-	$-	$-	$14,996
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$-	$-	$97,000
Total	$2,000	$154,500	$10,996	$-	$-	$-	$167,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2020	December 31, 2019
Servicing advances	$11,353	$16,647
Interest receivable	4,255	8,222
Deferred tax receivable	37,093	14,744
Repurchased loans held for sale	1,689	3,839
Other receivables	7,113	3,632
Total other assets	$61,503	$47,084

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities
	June 30, 2020	December 31, 2019
Accrued interest payable	$1,757	$10,779
Accrued expenses	3,078	4,809
Total accrued expenses and other liabilities	$4,835	$15,588

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

The components of the Company’s income tax benefit are as follows for the periods indicated below (dollars in thousands):
	Six Months Ended June 30,
	2020	2019
Deferred federal income tax benefit	$(20,713)	$(7,618)
Deferred state income tax benefit	(1,636)	(1,719)
Benefit from Corporate Business Taxes	$(22,349)	$(9,337)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2020		2019
Computed income tax benefit at federal rate	$(16,219)	21.0%	$(12,083)	21.0%
State tax benefit, net of federal tax, if applicable	(1,636)	2.1%	(1,719)	3.0%
REIT income not subject to tax (benefit)	(4,494)	5.8%	4,465	(7.7)%
Benefit from Corporate Business Taxes/Effective Tax Rate(A)	$(22,349)	28.9%	$(9,337)	16.3%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2020 and December 31, 2019, contain the following deferred tax assets, which are recorded at the TRS level (dollars in thousands):
	June 30, 2020	December 31, 2019
Deferred tax assets
Deferred tax - mortgage servicing rights	$(34,329)	$(13,045)
Deferred tax - net operating loss	(2,764)	(1,699)
Total net deferred tax assets	$(37,093)	$(14,744)

The deferred tax assets as of June 30, 2020 and December 31, 2019 were each primarily related to MSRs. No valuation allowance has been established at June 30, 2020 or December 31, 2019. As of June 30, 2020 and December 31, 2019, deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

The Company’s 2018, 2017 and 2016 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Subsequent Events

Events subsequent to June 30, 2020 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Effective January 1, 2020, Cherry Hill Operating Partnership LP, the Company’s operating partnership subsidiary (the “Operating Partnership”), contributed substantially all of its assets to CHMI Sub-REIT, Inc. (the “Sub-REIT) in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three and six-month periods ended June 30, 2020. During the three-month period ended June 30, 2019, the Company issued and sold 13,949 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.80 per share for gross proceeds of approximately $360,000 before fees of approximately $6,000.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the three and six-month periods ended June 30, 2020. During the three-month period ended June 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.

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

In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. Unless sooner terminated or extended, the share repurchase program expires on September 3, 2020. During the three-month period ended June 30, 2020, the Company did not repurchase any common stock pursuant to the repurchase program. During the six-month period ended June 30, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million. In the period from the program’s inception through December 31, 2019, the Company repurchased 235,950 shares of its common stock pursuant to the repurchase program for approximately $3.5 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings have been or will be deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Recent Developments

As the novel coronavirus (COVID-19) pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets started to melt down. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values assigned by repurchase agreement counterparties to the Company’s Agency RMBS assets. The crisis in the Agency RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets. including, the credit risk transfer securities issued by Fannie Mae and Freddie Mac held as part of the CMOs in the Company’s portfolio.

The Company continues to meet all of the margin calls received. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020.

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

The Company continued to reduce the leverage on its portfolio during the second quarter by judiciously selling Agency RMBS in its portfolio thereby reducing the amount of its RMBS from $1,557.2 million at March 31, 2020 to $1,524.9 million at June 30, 2020. The Company continues to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19. The Company completed the sale of its portfolio of Ginnie Mae MSRs back to Freedom Mortgage at June 30, 2020. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2020.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2020	3.33%	0.19%	3.15%
March 31, 2020	3.53%	1.34%	2.19%
December 31, 2019	3.72%	1.84%	1.88%
September 30, 2019	3.77%	2.13%	1.64%

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. For a further discussion of the subservicing agreement, see “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Affiliates and Affiliated Entities”. During the three months ended June 30, 2020, 1,171 loans with an aggregate unpaid principal balance of approximately $268.3 million had been refinanced by Freedom Mortgage. However, since the portfolio was being sold to Freedom Mortgage at June 30, 2020, these loans were treated as loans pending re-pooling and included in the sale. No fees were payable in connection with these loans. Aurora received no MSRs under this joint marketing recapture agreement during the three and six-month periods ended June 30, 2020. During the three-month period ended June 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $1.0 million and paid fees of approximately $1,000 to Freedom Mortgage under this joint marketing recapture agreement. During the six-month period ended June 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $4.4 million and paid fees of approximately $5,200 to Freedom Mortgage under this joint marketing recapture agreement. This agreement will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $11.4 million and $16.6 million in reimbursable servicing advances were receivable at June 30, 2020 and December 31, 2019, respectively, and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.

Servicing fee income received and servicing expenses incurred are reported on the interim consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the interim consolidated statements of income (loss) as “Unrealized loss on investments in Servicing Related Assets.” Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income
Interest income	$10,132	$17,216	$30,381	$34,185
Interest expense	3,425	11,707	15,716	22,451
Net interest income	6,707	5,509	14,665	11,734
Servicing fee income	18,032	18,362	37,551	35,550
Servicing costs	6,594	4,103	12,716	7,924
Net servicing income	11,438	14,259	24,835	27,626
Other income (loss)
Realized loss on RMBS, available-for-sale, net	(1,769)	-	(19,312)	-
Realized loss on investments in MSRs, net	(11,347)	-	(11,347)	-
Realized gain (loss) on derivatives, net	4,558	(365)	(14,198)	(7,841)
Realized loss on acquired assets, net	(548)	-	(502)	-
Unrealized gain (loss) on derivatives, net	(4,581)	(3,819)	47,619	(12,091)
Unrealized loss on investments in Servicing Related Assets	(17,025)	(44,042)	(110,878)	(71,217)
Total Loss	(12,567)	(28,458)	(69,118)	(51,789)
Expenses
General and administrative expense	1,420	1,138	4,176	2,101
Management fee to affiliate	1,974	1,934	3,939	3,743
Total Expenses	3,394	3,072	8,115	5,844
Loss Before Income Taxes	(15,961)	(31,530)	(77,233)	(57,633)
Benefit from corporate business taxes	(5,837)	(4,372)	(22,349)	(9,337)
Net Loss	(10,124)	(27,158)	(54,884)	(48,296)
Net loss allocated to noncontrolling interests in Operating Partnership	180	438	1,014	787
Dividends on preferred stock	2,461	2,593	4,920	4,434
Net Loss Applicable to Common Stockholders	$(12,405)	$(29,313)	$(58,790)	$(51,943)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2020
Interest income	$479	$9,653	$-	$10,132
Interest expense	438	2,987	-	3,425
Net interest income	41	6,666	-	6,707
Servicing fee income	18,032	-	-	18,032
Servicing costs	6,594	-	-	6,594
Net servicing income	11,438	-	-	11,438
Other expense	(25,044)	(5,668)	-	(30,712)
Other operating expenses	1,135	-	2,259	3,394
Benefit from corporate business taxes	(5,837)	-	-	(5,837)
Net Income (Loss)	$(8,863)	$998	$(2,259)	$(10,124)

Three Months Ended June 30, 2019
Interest income	$214	$17,002	$-	$17,216
Interest expense	446	11,261	-	11,707
Net interest income (expense)	(232)	5,741	-	5,509
Servicing fee income	18,362	-	-	18,362
Servicing costs	4,103	-	-	4,103
Net servicing income	14,259	-	-	14,259
Other expense	(29,136)	(19,090)	-	(48,226)
Other operating expenses	388	-	2,684	3,072
Benefit from corporate business taxes	(4,372)	-	-	(4,372)
Net Loss	$(11,125)	$(13,349)	$(2,684)	$(27,158)

Six Months Ended June 30, 2020
Interest income	$2,120	$28,261	$-	$30,381
Interest expense	2,147	13,569	-	15,716
Net interest income (expense)	(27)	14,692	-	14,665
Servicing fee income	37,551	-	-	37,551
Servicing costs	12,716	-	-	12,716
Net servicing income	24,835	-	-	24,835
Other expense	(103,116)	(5,502)	-	(108,618)
Other operating expenses	1,735	-	6,380	8,115
Benefit from corporate business taxes	(22,349)	-	-	(22,349)
Net Income (Loss)	$(57,694)	$9,190	$(6,380)	$(54,884)

Six Months Ended June 30, 2019
Interest income	$472	$33,713	$-	$34,185
Interest expense	1,634	20,817	-	22,451
Net interest income (expense)	(1,162)	12,896	-	11,734
Servicing fee income	35,550	-	-	35,550
Servicing costs	7,924	-	-	7,924
Net servicing income	27,626	-	-	27,626
Other expense	(54,103)	(37,046)	-	(91,149)
Other operating expenses	880	-	4,964	5,844
Benefit from corporate business taxes	(9,337)	-	-	(9,337)
Net Loss	$(19,182)	$(24,150)	$(4,964)	$(48,296)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2020
Investments	$177,261	$1,548,144	$-	$1,725,405
Other assets	87,302	40,420	95,036	222,758
Total assets	264,563	1,588,564	95,036	1,948,163
Debt	131,780	1,395,317	-	1,527,097
Other liabilities	3,377	55,668	11,190	70,235
Total liabilities	135,157	1,450,985	11,190	1,597,332
Book value	$129,406	$137,579	$83,846	$350,831

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	51,729	80,207	25,145	157,081
Total assets	342,840	2,588,567	25,145	2,956,552
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	9,762	16,503	14,017	40,282
Total liabilities	176,751	2,354,141	14,017	2,544,909
Book value	$166,089	$234,426	$11,128	$411,643

Interest Income

Interest income for the three-month period ended June 30, 2020 was $10.1 million as compared to $17.2 million for the three-month period ended June 30, 2019. This $7.1 million decrease in interest income primarily resulted from the sale of RMBS in order to rebuild the Company’s liquidity during the six-month period ended June 30, 2020.

Interest income for the six-month period ended June 30, 2020 was $30.4 million as compared to $34.2 million for the six-month period ended June 30, 2019. This $3.8 million decrease in interest income primarily resulted from the sale of RMBS in order to rebuild the Company’s liquidity during the six-month period ended June 30, 2020.

Interest Expense

Interest expense for the three-month period ended June 30, 2020 was $3.4 million as compared to $11.7 million for the three-month period ended June 30, 2019. The $8.3 million decrease in interest expense was substantially related to RMBS. The changes were primarily due to fewer repurchase agreement borrowings and an overall decrease in repurchase rates.

Interest expense for the six-month period ended June 30, 2020 was $15.7 million as compared to $22.4 million for the six-month period ended June 30, 2019. The $6.7 million decrease in interest expense was substantially related to RMBS. The changes were primarily due to fewer repurchase agreement borrowings and an overall decrease in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended June 30, 2020 and 2019 decreased by approximately $17.0 million and $44.0 million, respectively, primarily due to changes in valuation inputs or assumptions as well as the year to date unrealized loss on the Ginnie Mae MSRs having been reclassified to realized loss as of June 30, 2020.

The fair value of our investments in Servicing Related Assets for the six-month periods ended June 30, 2020 and 2019 decreased by approximately $110.9 million and $71.2 million, respectively, primarily due to changes in valuation inputs or assumptions as well as the year to date unrealized losses on the Ginnie Mae MSRs having been reclassified to realized losses as of June 30, 2020.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended June 30, 2020 and 2019 decreased by approximately $4.6 million and $3.8 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

The fair value of derivatives for the six-month periods ended June 30, 2020 and 2019 increased by approximately $47.6 million and decreased by approximately $12.1 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2020 increased by approximately $280,000 as compared to the three-month period ended June 30, 2019. The increase was primarily due to higher professional fees.

General and administrative expense for the six-month period ended June 30, 2020 increased by approximately $2.1 million as compared to the six-month period ended June 30, 2019. The increase was primarily due to higher professional fees.

Management Fees to Affiliate

Management fees for the three-month periods ended June 30, 2020 and June 30, 2019 increased by approximately $40,000 and $550,000, respectively, from the preceding year-end.  Management fees for the six-month periods ended June 30, 2020 and June 30, 2019 increased by approximately $196,000 and $1.0 million, respectively, from the preceding year-end.  Each such increase was due to the issuance of our capital stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.8% and 1.6% of net income for the three-month periods ended June 30, 2020 and June 30, 2019, respectively. The increase was due to the issuance of LTIP-OP Units during the three-month period ended June 30, 2020.

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.9% and 1.6% of net income for the six-month periods ended June 30, 2020 and June 30, 2019, respectively. The increase was due to the issuance of LTIP-OP Units during the six-month period ended June 30, 2020.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2020
Accumulated other comprehensive gain (loss), March 31, 2020	$33,783
Other comprehensive income (loss)	15,786
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569

Six Months Ended June 30, 2020
Accumulated other comprehensive gain (loss), December 31, 2019	$41,414
Other comprehensive income (loss)	8,155
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569

Three Months Ended June 30, 2019
Accumulated other comprehensive gain (loss), March 31, 2019	$(6,419)
Other comprehensive income (loss)	25,536
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117

Six Months Ended June 30, 2019
Accumulated other comprehensive gain (loss), December 31, 2018	$(38,400)
Other comprehensive income (loss)	57,517
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended June 30, 2020, a 4 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $14.0 million, which is recorded in accumulated other comprehensive income (loss). During the six-month period ended June 30, 2020, a 126 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $11.2 million, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

•	core earnings; and
•	core earnings per average common share.

Core earnings is a non-GAAP financial measure that we currently define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows or runoff and includes an adjustment for any gain or loss on the capital used to purchase the MSR. Core earnings is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, core earnings excludes any tax (benefit) expense on realized and unrealized gain (loss) on MSRs.

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

Core Earnings Summary

Core earnings for the six-month period ended June 30, 2020 as compared to the six-month period ended June 30, 2019, decreased by approximately $3.0 million, or $0.18 per average common share, primarily due to a decrease in the RMBS portfolio as well as the issuance of additional shares of common stock and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related average per common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020		2019
Net Loss	$(10,124)		$(27,158)		$(54,884)		$(48,296)
Realized loss on RMBS, net	1,769		-		19,312		-
Realized loss (gain) on derivatives, net	(4,558)		365		14,198		7,841
Realized loss on investments in MSRs, net	11,347		-		11,347		-
Realized loss on acquired assets, net	548		-		502		-
Unrealized loss (gain) on derivatives, net	4,581		3,819		(47,619)		12,091
Unrealized loss on investments in MSRs, net of estimated MSR amortization	11,801	(A)	38,733	(A)	98,845	(A)	60,881	(A)
Tax benefit of realized and unrealized loss on MSRs	(4,832)		(4,249)		(20,686)		(8,988)
Total core earnings:	$10,532		$11,510		$21,015		$23,529
Core earnings attributable to noncontrolling interests in Operating Partnership	(193)		(185)		(388)		(383)
Dividends on preferred stock	2,461		2,593		4,920		4,434
Core Earnings Attributable to Common Stockholders	$7,878		$8,732		$15,707		$18,712
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.47		$0.52		$0.94		$1.12
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.73)		$(1.75)		$(3.51)		$(3.11)

(A)	MSR amortization for periods that ended prior to September 30, 2019 have not been adjusted to reflect the Company’s refined MSR amortization method.

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae and Freddie Mac have an aggregate UPB of approximately $24.1 billion as of June 30, 2020.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$177,261	$24,126,677	4.16%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$177,261	$24,126,677	4.16%	0.25%	316	25	0.2%

As of December 31, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$263,357	$26,142,780	4.27%	0.25%	321	23	0.2%
Government	27,754	2,925,346	3.37%	0.31%	310	44	-%
MSR Total/Weighted Average	$291,111	$29,068,126	4.18%	0.26%	320	25	0.2%

(A)
ARMs % represents the percentage of the total principal balance of the pool that corresponds to adjustable-rate residential mortgage loan (“ARMs”) and hybrid ARMs (residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and thereafter adjust to an increment over a specified interest rate index).

See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Affiliates and Affiliated Entities” for a description of the sale of the Company’s portfolio of Ginnie Mae MSRs on June 30, 2020.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,146,830	$996,086	$34,271	$(12)	$1,030,345	115	(B)	3.54%	3.39%	27
Freddie Mac	517,393	479,329	15,264	(4)	494,589	48	(B)	3.29%	3.16%	28
CMOs	17,450	13,215	140	(312)	13,043	8	(B)	3.85%	4.16%	11
Private Label MBS	22,000	9,828	339	-	10,167	5	(B)	4.09%	4.09%	28
Total/Weighted Average	$1,703,673	$1,498,458	$50,014	$(328)	$1,548,144	176		3.46%	3.33%	27

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 53.5% of which, by UPB, are unrated or rated below investment grade at June 30, 2020 by at least one nationally recognized statistical rating organization (“NRSRO”). The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of June 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2020	December 31, 2019
Weighted Average Asset Yield	2.48%	2.66%
Weighted Average Interest Expense	0.84%	1.93%
Net Interest Spread	1.64%	0.73%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduces (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company has in the past and may in the future elect to make distributions of its taxable income in a mixture of stock and cash.

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements. COVID-19 has not adversely affected our ability to access these traditional sources of our funds on the same or reasonably similar terms as available before the pandemic.

In the future, sources of funds for liquidity may include sales of RMBS, additional MSR financing, financing for mortgage servicing advances, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the six-month period ended June 30, 2020, we did not sell any capital stock pursuant to the ATM programs. During the six-month period ended June 30, 2019, we completed underwritten offerings and sales of our common and preferred stock pursuant to our ATM programs which resulted in net proceeds of approximately $5.4 million. Net proceeds from these offerings and sales are available for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. While we paid 50% of the first quarter dividend in shares of common stock, we paid a cash dividend on our common stock for the second quarter of 2020.The dividend rate approved by our Board of Directors was reduced due to the uncertainty regarding the economy and reopening. We continue to maintain a higher level of unrestricted cash than prior to the pandemic for the same reason. As the future direction of the economy becomes clear we would expect to invest more of that unrestricted cash in our targeted assets. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

As of the date of this filing, we have sufficient liquid assets to satisfy all of our short-term recourse liabilities and to satisfy covenants in our financing documents. With respect to the next twelve months, we expect that our cash on hand combined with the cash flow provided by our operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) impairment on our securities, if any.

Repurchase Agreements

As of June 30, 2020, we had repurchase agreements with 31 counterparties and approximately $1,395.3 million of outstanding repurchase agreement borrowings from 15 of those counterparties, which were used to finance RMBS. As of June 30, 2020, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2020 was approximately 5.0%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394
June 30, 2018	$1,548,441	$1,693,309	$1,693,309

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under our MSR financing facilities; and the sales of our capital stock throughout the years ended December 31, 2019 and 2018. The reduction in the repurchase amount at June 30, 2020, was the result of the asset sales undertaken by the Company from March through April 2020. See “Recent Developments” above.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.0% and 4.3% as of June 30, 2020 and December 31, 2019, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$395,784	$385,573	0.63%
One to three months	976,419	938,842	0.30%
Greater than three months	72,446	70,902	0.34%
Total/Weighted Average	$1,444,649	$1,395,317	0.39%

As of December 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$955,382	$928,646	2.24%
One to three months	1,280,854	1,231,422	1.94%
Greater than three months	183,303	177,570	1.98%
Total/Weighted Average	$2,419,539	$2,337,638	2.06%

The amount of collateral as of June 30, 2020 and December 31, 2019, including cash, was $1,466.3 million and $2,480.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2020 and December 31, 2019 was 45 days and 42 days, respectively.

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

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, is scheduled to terminate on May 18, 2022. The MSR Term Facility and related servicing advance revolver were paid in full on June 30, 2020.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At June 30, 2020 and December 31, 2019, approximately $55.0 million and $55.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At June 30, 2020 and December 31, 2019, approximately $77.0 million and $97.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $29.8 million and our investing activities provided cash of approximately $1,010.2 million for the six-month period ended June 30, 2020. The cash provided by investing activities resulted from sale of RMBS securities during the six-month period ended June 30, 2020.

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

In light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we decided in March 2020 to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock. Although no assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, we did declare and pay a cash dividend of $0.27 per share for the second quarter of 2020.

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended June 30, 2020 and 2019 were $0.73 and $1.75, respectively. Our GAAP loss per diluted share for the six-month periods ended June 30, 2020 and 2019 were $3.51 and $3.11, respectively.

Off-balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2020 and December 31, 2019 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. The joint marketing recapture agreement will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,395,317	$-	$-	$-	$1,395,317
Interest on repurchase agreement borrowings(A)	$1,007	$-	$-	$-	$1,007
MSR Revolver
Borrowings under MSR Revolver	$-	$55,000	$-	$-	$55,000
Interest on MSR Revolver borrowings	$2,466	$339	$-	$-	$2,805
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$77,000	$-	$-	$77,000
Interest on Fannie Mae MSR Financing Facility	$2,036	$678	$-	$-	$2,714

As of December 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,337,638	$-	$-	$-	$2,337,638
Interest on repurchase agreement borrowings(A)	$9,641	$-	$-	$-	$9,641
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,996	$-	$-	$14,996
Interest on MSR Term Facility borrowings	$885	$1,063	$-	$-	$1,948
MSR Revolver
Borrowings under MSR Revolver	$-	$55,500	$-	$-	$55,500
Interest on MSR Revolver borrowings	$3,134	$1,769	$-	$-	$4,903
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$97,000
Interest on Fannie Mae MSR Financing Facility	$4,170	$3,481	$-	$-	$7,651

(A)
Interest expense is calculated based on the interest rate in effect at June 30, 2020 and December 31, 2019, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

Subservicing Agreements

As of June 30, 2020, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Although Freedom Mortgage gave notice of termination of the subservicing agreement without cause, as required by that agreement, Freedom Mortgage continued to service the Ginnie Mae MSRs pending transfer of the servicing responsibilities, and Aurora  continued to pay for such services. The parties subsequently decided to reinstate the agreement on the terms in effect at the time of the notice of termination, including a three-year term subject to automatic renewal for a similar term unless sooner terminated in accordance with its terms. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described above, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic .The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the subservicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. This agreement continues in effect since the termination of the subservicing agreement was not, and now will not be, completed by the transfer of the Ginnie Mae MSRs to another subservicer. During the three months ended June 30, 2020, 1,171 loans with an aggregate unpaid principal balance of approximately $268.3 million had been refinanced by Freedom Mortgage. However, since the portfolio was being sold to Freedom Mortgage at June 30, 2020, these loans were treated as loans pending re-pooling and included in the sale. No fees were payable in connection with these loans. During the three-month period ended June 30, 2020, no MSRs on loans had been received from Freedom Mortgage. During the three-month period ended June 30, 2019, MSRs on 4 loans with an aggregate UPB of approximately $1.0 million had been received from Freedom Mortgage which generated approximately $1,000 in fees due to Freedom Mortgage. This agreement will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2020

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$186,982	$181,992	$177,261	$172,771	$168,505
Change in FV	$9,721	$4,731	$-	$(4,490)	$(8,756)
% Change in FV	5%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$217,176	$196,171	$177,261	$160,223	$144,825
Change in FV	$39,915	$18,910	$-	$(17,039)	$(32,436)
% Change in FV	23%	11%	-	(10)%	(18)%
Servicing Cost Shift in %
Estimated FV	$183,118	$180,190	$177,261	$174,333	$171,404
Change in FV	$5,857	$2,928	$-	$(2,928)	$(5,857)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$280,174	$271,514	$263,357	$255,662	$248,391
Change in FV	$16,817	$8,157	$-	$(7,695)	$(14,966)
% Change in FV	6%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$298,135	$279,978	$263,357	$248,209	$234,399
Change in FV	$34,778	$16,622	$-	$(15,148)	$(28,958)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$270,584	$266,970	$263,357	$259,743	$256,130
Change in FV	$7,227	$3,614	$-	$(3,614)	$(7,227)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,841	$28,760	$27,754	$26,817	$25,942
Change in FV	$2,087	$1,006	$-	$(937)	$(1,812)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,090	$29,354	$27,754	$26,281	$24,921
Change in FV	$3,336	$1,600	$-	$(1,474)	$(2,834)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,132	$28,443	$27,754	$27,066	$26,377
Change in FV	$1,377	$689	$-	$(689)	$(1,377)
% Change in FV	5%	2%	-	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2020

		Fair Value Change
	June 30, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,496,084
RMBS Total Return (%)		0.23%	0.35%	0.34%	0.18%	(0.53)%
RMBS Dollar Return		$3,386	$5,250	$5,061	$2,759	$(7,989)

As of December 31, 2019

		Fair Value Change
	December 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,651,237
RMBS Total Return (%)		(0.23)%	(0.59)%	(1.06)%	(1.63)%	(3.06)%
RMBS Dollar Return		$(6,210)	$(15,609)	$(28,064)	$(43,321)	$(81,171)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2020, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2020, the Company was not involved in any material legal proceedings.

Item 1A.	Risk Factors

The following risk factors should be read in conjunction with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

The market and economic disruptions caused by COVID-19 have negatively impacted our business.

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. The COVID-19 outbreak has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. The market and economic disruptions caused by COVID-19 have negatively impacted and could further negatively impact our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	-	$-	-	$4,709,137
May 1, 2020 to May 31, 2020	-	-	-	4,709,137
June 1, 2020 to June 30, 2020	-	-	-	4,709,137
Totals / Averages	-	$-	-	$4,709,137

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 10, 2020	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 10, 2020	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2020

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