Form 10-Q
period 2020-09-30
Cherry Hill Mortgage Investment Corp
filed 2020-11-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 17,076,858 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited) September 30, 2020	December 31, 2019
Assets
RMBS, available-for-sale (including pledged assets of $1,407,059 and $2,419,539, respectively)	$1,485,877	$2,508,360
Investments in Servicing Related Assets at fair value (including pledged assets of $162,568 and $291,111, respectively)	162,568	291,111
Cash and cash equivalents	95,158	24,671
Restricted cash	32,822	67,037
Derivative assets	17,559	18,289
Receivables and other assets	36,522	35,097
Total Assets	$1,830,506	$2,944,565
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,365,471	$2,337,638
Derivative liabilities	7,986	12,337
Notes payable	114,329	166,989
Dividends payable	6,722	8,768
Due to affiliates	3,421	3,589
Payables for unsettled trades	6,899	-
Accrued expenses and other liabilities	3,485	15,869
Total Liabilities	$1,508,313	$2,545,190
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of September 30, 2020 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2019, liquidation preference of $69,541 as of September 30, 2020 and liquidation preference of $69,541 as of December 31, 2019	$67,213	$67,213
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of September 30, 2020 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2019, liquidation preference of $50,000 as of September 30, 2020 and liquidation preference of $50,000 as of December 31, 2019	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of September 30, 2020 and 500,000,000 shares authorized and 16,660,655 shares issued and outstanding as of December 31, 2019	175	170
Additional paid-in capital	300,945	299,180
Accumulated Deficit	(143,780)	(59,451)
Accumulated other comprehensive income	47,459	41,414
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$320,080	$396,594
Non-controlling interests in Operating Partnership	2,113	2,781
Total Stockholders’ Equity	$322,193	$399,375
Total Liabilities and Stockholders’ Equity	$1,830,506	$2,944,565

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income
Interest income	$10,001	$19,383	$40,382	$53,568
Interest expense	(18)	12,635	15,698	35,086
Net interest income	10,019	6,748	24,684	18,482
Servicing fee income	14,365	18,687	51,916	54,237
Servicing costs	5,266	4,102	17,700	12,026
Net servicing income	9,099	14,585	34,216	42,211
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	6,722	275	(12,590)	275
Realized loss on investments in MSRs, net	-	-	(11,347)	-
Realized gain (loss) on derivatives, net	(7,841)	12,627	(22,039)	4,786
Realized gain (loss) on acquired assets, net	(95)	54	(597)	54
Unrealized gain (loss) on derivatives, net	3,702	(2,133)	51,321	(14,224)
Unrealized loss on investments in Servicing Related Assets	(20,972)	(37,514)	(131,850)	(108,731)
Total Income (Loss)	634	(5,358)	(68,202)	(57,147)
Expenses
General and administrative expense	1,503	1,194	5,679	3,295
Management fee to affiliate	1,989	2,042	5,928	5,785
Total Expenses	3,492	3,236	11,607	9,080
Loss Before Income Taxes	(2,858)	(8,594)	(79,809)	(66,227)
Benefit from corporate business taxes	(2,116)	(4,285)	(17,548)	(11,057)
Net Loss	(742)	(4,309)	(62,261)	(55,170)
Net loss allocated to noncontrolling interests in Operating Partnership	10	65	1,147	894
Dividends on preferred stock	2,459	2,459	7,379	6,893
Net Loss Applicable to Common Stockholders	$(3,191)	$(6,703)	$(68,493)	$(61,169)
Net Loss Per Share of Common Stock
Basic	$(0.19)	$(0.40)	$(4.06)	$(3.65)
Diluted	$(0.19)	$(0.40)	$(4.06)	$(3.65)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,054,634	16,883,816	16,850,133	16,767,562
Diluted	17,076,858	16,896,605	16,866,269	16,780,351

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(742)	$(4,309)	$(62,261)	$(55,170)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	4,612	15,826	(6,545)	73,343
Reclassification of net realized gain (loss) on RMBS included in earnings	(6,722)	(275)	12,590	(275)
Other comprehensive income (loss)	(2,110)	15,551	6,045	73,068
Comprehensive income (loss)	$(2,852)	$11,242	$(56,216)	$17,898
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(49)	181	(1,035)	289
Dividends on preferred stock	2,459	2,459	7,379	6,893
Comprehensive income (loss) attributable to common stockholders	$(5,262)	$8,602	$(62,560)	$10,716

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$29,632	$3,191	$358,843
Issuance of common stock	6,000	-	-	-	132	-	-	-	132
Issuance of preferred stock	-	-	2,049,480	49,360	-	-	-	-	49,360
Conversion of OP units	-	-	-	-	-	-	-	(103)	(103)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(22,014)	(369)	(22,383)
Other Comprehensive Income	-	-	-	-	-	31,981	-	-	31,981
LTIP-OP Unit awards	-	-	-	-	-	-	-	265	265
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,157)	-	(8,157)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,419)	-	(1,419)
Preferred Series B dividends declared, $0.3667 per share	-	-	-	-	-	-	(422)	-	(422)
Balance, March 31, 2019	16,658,170	$167	4,767,686	$114,999	$298,746	$(6,419)	$(2,380)	$2,850	$407,963
Issuance of common stock	238,435	3	-	-	3,885	-	-	-	3,888
Issuance of preferred stock	-	-	13,949	282	-	-	-	-	282
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(28,018)	(460)	(28,478)
Other Comprehensive Income	-	-	-	-	-	25,536	-	-	25,536
LTIP-OP Unit awards	-	-	-	-	-	-	-	252	252
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(136)	(136)
Common dividends declared, $0.49 per share	-	-	-	-	-	-	(8,289)	-	(8,289)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,164)	-	(1,164)
Balance, June 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,631	$19,117	$(41,279)	$2,506	$398,426
Issuance of common stock	-	-	-	-	53	-	-	-	53
Net Income before dividends on preferred stock	-	-	-	-	-	-	(4,244)	(65)	(4,309)
Other Comprehensive Income	-	-	-	-	-	15,551	-	-	15,551
LTIP-OP Unit awards	-	-	-	-	-	-	-	227	227
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(134)	(134)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,758)	-	(6,758)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2019	16,896,605	$170	4,781,635	$115,281	$302,684	$34,668	$(54,740)	$2,534	$400,597

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	9,500	-	-	-	(1,624)	-	-	-	(1,624)
Repurchase of common stock	(142,531)	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(47,926)	(910)	(48,836)
Other Comprehensive Income (Loss)	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(108)	(108)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,611)	-	(6,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$297,556	$33,783	$(116,447)	$1,951	$332,294
Issuance of common stock	549,234	5	-	-	3,352	-	-	-	3,357
Repurchase of common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	-
Net Income before dividends on preferred stock	-	-	-	-	-	-	(12,456)	(227)	(12,683)
Other Comprehensive Income	-	-	-	-	-	15,786	-	-	15,786
LTIP-OP Unit awards	-	-	-	-	-	-	-	307	307
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(61)	(61)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,610)	-	(4,610)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,430)	-	(1,430)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2020	17,076,858	$175	4,781,635	$115,281	$300,908	$49,569	$(135,974)	$1,970	$331,929
Issuance of common stock	-	-	-	-	37	-	-	-	37
Repurchase of common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	-
Net Income before dividends on preferred stock	-	-	-	-	-	-	(732)	(10)	(742)
Other Comprehensive Income (Loss)	-	-	-	-	-	(2,110)	-	-	(2,110)
LTIP-OP Unit awards	-	-	-	-	-	-	-	237	237
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(84)	(84)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,615)	-	(4,615)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2020	17,076,858	$175	4,781,635	$115,281	$300,945	$47,459	$(143,780)	$2,113	$322,193

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(62,261)	$(55,170)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	12,590	(275)
Unrealized loss on investments in Servicing Related Assets	131,850	108,731
Realized loss on investments in MSRs, net	11,347	-
Realized (gain) loss on acquired assets, net	597	(54)
Realized (gain) loss on derivatives, net	22,039	(4,786)
Unrealized (gain) loss on derivatives, net	(51,321)	14,224
Realized gain on TBA dollar rolls, net	(3,908)	(1,232)
Amortization of premiums on RMBS, available-for-sale	11,362	8,683
Amortization of deferred financing costs	337	587
LTIP-OP Unit awards	808	744
Changes in:
Receivables and other assets, net	(1,445)	(12,153)
Due to affiliates	(168)	1,136
Accrued interest on derivatives, net	(4,831)	(4,468)
Dividends payable	(2,046)	(2,996)
Accrued expenses and other liabilities, net	(12,384)	(2,839)
Net cash provided by operating activities	$52,566	$50,132
Cash Flows From Investing Activities
Purchase of RMBS	(821,816)	(895,596)
Principal paydown of RMBS	220,463	174,930
Proceeds from sale of RMBS	1,612,828	72,200
Proceeds from sale of MSRs	15,831	-
Acquisition of MSRs	(31,061)	(69,669)
Purchase of derivatives	(1,181)	(502)
Proceeds from settlement of derivatives	45,527	24,454
Net cash provided by (used in) investing activities	$1,040,591	$(694,183)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	5,915,017	5,712,534
Repayments of repurchase agreements	(6,887,184)	(5,044,285)
Proceeds from derivative financing	(9,947)	(17,081)
Proceeds from bank loans	18,204	108,671
Principal paydown of bank loans	(71,201)	(108,850)
Dividends paid	(23,215)	(30,096)
LTIP-OP Units distributions paid	(253)	(404)
Conversion of OP units	(76)	(103)
Issuance of common stock, net of offering costs	1,770	4,073
Issuance of preferred stock, net of offering costs	-	49,642
Net cash provided by (used in) financing activities	$(1,056,885)	$674,101
Net Increase in Cash, Cash Equivalents and Restricted Cash	$36,272	$30,050
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	91,708	40,019
Cash, Cash Equivalents and Restricted Cash, End of Period	$127,980	$70,069
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$15,363	$34,500
Cash paid during the period for income taxes	$20	$213
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,722	$8,851
Purchase of RMBS, settled after period end	$6,899	$-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT intends to elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of mortgage servicing rights (“MSRs” or “Servicing Related Assets”); residential mortgage-backed securities (“RMBS” or “securities”) and derivatives; credit losses and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the interim consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

The shelter in place restrictions imposed by the federal and state governments have resulted in historic increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. As of September 30, 2020, 8.4% of borrowers on loans serviced by Aurora are reflected as being in an active forbearance program, with 27.4% of those borrowers continuing to make their regular scheduled monthly payment.

The Company continues to meet all of the margin calls received. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020 and $1,524.9 million at June 30, 2020. Although the Company has not continued to reduce its assets, the Company continues to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19. The Company completed the sale of its portfolio of Ginnie Mae MSRs back to Freedom Mortgage on June 30, 2020, which is discussed in further detail in Note 7. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $6.9 million were purchased in the nine-month period ended September 30, 2020 and were settled after period end. All RMBS sold in the nine-month period ended September 30, 2020 were settled prior to period-end.  All RMBS purchased and sold in the year ended December 31, 2019 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $3.7 million and $7.7 million in interest income was receivable at September 30, 2020 and December 31, 2019, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2020 and December 31, 2019. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale. Any loans so acquired by the Company are accounted for as loans held for sale and are recorded in “Receivables and other assets” in the interim consolidated balance sheets.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net”  in the interim consolidated statements of income (loss). Net interest income (cost) on interest rate swaps is included in “Interest expense” in the interim consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.0 million and $5.7 million at September 30, 2020 and December 31, 2019, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $28.8 million and $61.3 million at September 30, 2020 and December 31, 2019, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2018 and in subsequent periods, the Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2020 and December 31, 2019, approximately $50.9 million and $1.1 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized gain (loss) on RMBS, net
Gain on RMBS	$7,082	$438	$25,745	$438
Loss on RMBS	(360)	(163)	(38,335)	(163)
Net realized gain (loss) on RMBS	6,722	275	(12,590)	275
Realized gain (loss) on derivatives, net	(7,841)	12,627	(22,039)	4,786
Unrealized gain (loss) on derivatives, net	3,702	(2,133)	51,321	(14,224)
Realized loss on investments in MSRs, net	-	-	(11,347)	-
Unrealized loss on investments in Servicing Related Assets	(20,972)	(37,514)	(131,850)	(108,731)
Realized gain (loss) on acquired assets, net	(95)	54	(597)	54
Total	$(18,484)	$(26,691)	$(127,102)	$(117,840)

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

The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures. The Company performed a review of its available for sale securities and determined that an allowance for credit losses is not necessary upon adoption, or as of September 30, 2020.

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

Revision of Prior Period Financial Statements

Subsequent to the second quarter of 2020, the Company identified an error in the Company’s historical financial statements related to the calculation of the deferred tax asset/deferred tax liability.  In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of  Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded  that the error was not material to any  prior  periods from a quantitative and qualitative perspective. However, correcting the cumulative effect of the errors in the current period would have resulted in a material misstatement in the current period and, as such, the Company has revised its previously  reported  financial  information  contained  in its Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2020 to correct the immaterial error as well as other previously identified immaterial errors. The Company will also revise previously reported financial information for these immaterial errors in its future filings, as applicable.

A summary of revisions to certain previously reported financial information is presented below:
Revised Consolidated Balance Sheet as of December 31, 2019 (in thousands)

	As Reported	Adjustment	As Revised
Receivables and other assets	$47,084	$(11,987)	$35,097
Total Assets	2,956,552	(11,987)	2,944,565
Accrued expenses and other liabilities	15,588	281	15,869
Total Liabilities	2,544,909	281	2,545,190
Additional paid-in capital	302,723	(3,543)	299,180
Accumulated Deficit	(47,367)	(12,084)	(59,451)
Treasury stock at cost	(3,543)	3,543	-
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	408,678	(12,084)	396,594
Non-controlling interests in Operating Partnership	2,965	(184)	2,781
Total Stockholders’ Equity	411,643	(12,268)	399,375
Total Liabilities and Stockholders’ Equity	2,956,552	(11,987)	2,944,565

Revised Consolidated Statements of Income (Loss) (in thousands – except per share data)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Benefit from corporate business taxes	$(5,643)	$1,358	$(4,285)	$(14,980)	$3,923	$(11,057)
Net Loss	(2,951)	(1,358)	(4,309)	(51,247)	(3,923)	(55,170)
Net Loss allocated to noncontrolling interests in Operating Partnership	43	22	65	830	64	894
Net Loss Applicable to Common Stockholders	(5,367)	(1,336)	(6,703)	(57,310)	(3,859)	(61,169)
Net Loss Per Share of Common Stock
Basic	$(0.32)	$(0.08)	$(0.40)	$(3.42)	$(0.23)	$(3.65)
Diluted	$(0.32)	$(0.08)	$(0.40)	$(3.42)	$(0.23)	$(3.65)
Revised Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Comprehensive income (loss)	$12,600	$(1,358)	$11,242	$21,821	$(3,923)	$17,898
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	203	(22)	181	353	(64)	289
Comprehensive income (loss) attributable to common stockholders	9,938	(1,336)	8,602	14,575	(3,859)	10,716

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
Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2020
Interest income	$380	$9,621	$-	$10,001
Interest expense	(1,297)	1,279	-	(18)
Net interest income	1,677	8,342	-	10,019
Servicing fee income	14,365	-	-	14,365
Servicing costs	5,266	-	-	5,266
Net servicing income	9,099	-	-	9,099
Other income (expense)	(36,887)	18,403	-	(18,484)
Other operating expenses	1,178	-	2,314	3,492
Benefit from corporate business taxes	(2,116)	-	-	(2,116)
Net Income (Loss)	$(25,173)	$26,745	$(2,314)	$(742)
Three Months Ended September 30, 2019
Interest income	$380	$19,003	$-	$19,383
Interest expense	291	12,344	-	12,635
Net interest income	89	6,659	-	6,748
Servicing fee income	18,687	-	-	18,687
Servicing costs	4,102	-	-	4,102
Net servicing income	14,585	-	-	14,585
Other income (expense)	(29,423)	2,732	-	(26,691)
Other operating expenses	529	-	2,707	3,236
Benefit from corporate business taxes	(4,285)	-	-	(4,285)
Net Income (Loss)	$(10,993)	$9,391	$(2,707)	$(4,309)
Nine Months Ended September 30, 2020
Interest income	$2,500	$37,882	$-	$40,382
Interest expense	850	14,848	-	15,698
Net interest income	1,650	23,034	-	24,684
Servicing fee income	51,916	-	-	51,916
Servicing costs	17,700	-	-	17,700
Net servicing income	34,216	-	-	34,216
Other income (expense)	(140,003)	12,901	-	(127,102)
Other operating expenses	2,913	-	8,694	11,607
Benefit from corporate business taxes	(17,548)	-	-	(17,548)
Net Income (Loss)	$(89,502)	$35,935	$(8,694)	$(62,261)
Nine Months Ended September 30, 2019
Interest income	$852	$52,716	$-	$53,568
Interest expense	1,924	33,162	-	35,086
Net interest income (expense)	(1,072)	19,554	-	18,482
Servicing fee income	54,237	-	-	54,237
Servicing costs	12,026	-	-	12,026
Net servicing income	42,211	-	-	42,211
Other expense	(83,526)	(34,314)	-	(117,840)
Other operating expenses	1,409	-	7,671	9,080
Benefit from corporate business taxes	(11,057)	-	-	(11,057)
Net Loss	$(32,739)	$(14,760)	$(7,671)	$(55,170)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2020
Investments	$162,568	$1,485,877	$-	$1,648,445
Other assets	49,041	37,743	95,277	182,061
Total assets	211,609	1,523,620	95,277	1,830,506
Debt	114,329	1,365,471	-	1,479,800
Other liabilities	3,043	13,908	11,562	28,513
Total liabilities	117,372	1,379,379	11,562	1,508,313
Book value	$94,237	$144,241	$83,715	$322,193

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	39,742	80,207	25,145	145,094
Total assets	330,853	2,588,567	25,145	2,944,565
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	10,044	16,503	14,016	40,563
Total liabilities	177,033	2,354,141	14,016	2,545,190
Book value	$153,820	$234,426	$11,129	$399,375

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

Summary of RMBS Assets

As of September 30, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,067,840	$924,215	$33,388	$(40)	$957,563	108	(B)	3.39%	3.25%	28
Freddie Mac	542,731	498,603	14,016	(84)	512,535	49	(B)	3.11%	2.99%	28
CMOs	13,450	7,741	115	(76)	7,780	7	(B)	3.79%	3.79%	11
Private Label MBS	22,000	7,741	258	-	7,999	5	(B)	4.08%	4.09%	28
Total/Weighted Average	$1,646,021	$1,438,300	$47,777	$(200)	$1,485,877	169		3.30%	3.17%	28

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 20.5% of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at September 30, 2020 by at least one NRSRO. Private label RMBS are rated investment grade or better by at least one NRSRO as of September 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Summary of RMBS Assets by Maturity

As of September 30, 2020

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$3,500	$1,425	$20	$-	$1,445	2	(B)	4.39%	4.39%	4
5-10 Years	5,500	2,936	95	-	3,031	2	(B)	4.54%	4.54%	8
Over 10 Years	1,637,021	1,433,939	47,662	(200)	1,481,401	165	(B)	3.30%	3.16%	28
Total/Weighted Average	$1,646,021	$1,438,300	$47,777	$(200)	$1,485,877	169		3.30%	3.17%	28

As of December 31, 2019
			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
1-5 Years	$1,500	$895	$64	$-	$959	1	(B)	6.34%	6.34%	4
5-10 Years	64,579	61,935	4,153	-	66,088	13	(B)	5.85%	5.81%	9
Over 10 Years	2,814,870	2,403,998	38,251	(936)	2,441,313	313	(B)	3.80%	3.66%	27
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 20.5% of which, by UPB, are unrated or rated below investment grade at September 30, 2020 by at least one NRSRO. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of September 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

At September 30, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $1,407.1 million and $2,419.5 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Credit related unrealized losses and unrealized losses on securities that the Company (i) intends to sell, (ii) will more likely than not be required to sell before recovering their cost basis, or (iii) does not expect to recover the entire amortized cost basis, even if the Company does not intend to sell the securities, or the Company believes it is more likely than not that it will be required to sell the securities before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2020 and December 31, 2019, or any impairment charges in earnings during the three and nine-month periods ended September 30, 2020 and September 30, 2019.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of September 30, 2020

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$65,522	$67,874	$(200)	$67,674	8	(B)	2.87%	2.71%	29
Total/Weighted Average	$65,522	$67,874	$(200)	$67,674	8		2.87%	2.71%	29

As of December 31, 2019

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$55,588	$55,429	$(105)	$55,324	5	(B)	3.70%	3.53%	29
Twelve or More Months	169,346	131,540	(831)	130,709	23	(B)	3.76%	3.54%	25
Total/Weighted Average	$224,934	$186,969	$(936)	$186,033	28		3.74%	3.54%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 20.5% of which, by UPB, are unrated or rated below investment grade at September 30, 2020 by at least one NRSRO. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of September 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

Note 5 — Investments in Servicing Related Assets
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $22.1 billion as of September 30, 2020.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss) for the Nine Months Ended September 30, 2020
MSRs
Conventional	$22,059,691	$294,418	(C)	$162,568	4.09%	26.3	$(131,850)
MSR Total/Weighted Average	$22,059,691	$294,418		$162,568	4.09%	26.3	$(131,850)

As of December 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$26,142,780	$357,667	(C)	$263,357	4.27%	26.8	$(94,310)
Government	2,925,346	40,216	(C)	27,754	3.37%	25.8	(12,462)
MSR Total/Weighted Average	$29,068,126	$397,883		$291,111	4.18%	26.7	$(106,772)

(A)	Carrying value approximates the fair value of the pools (see Note 9).
(B)	The weighted average maturity represents the weighted average expected timing of the receipt of cash flows of each investment.
(C)	Cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2020
Percentage of Total Outstanding Unpaid Principal Balance
California	11.8%
New York	6.7%
Maryland	6.5%
Virginia	6.2%
Texas	6.0%
North Carolina	5.1%
All other	57.7%
Total	100.0%

As of December 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	13.4%
Texas	6.2%
Maryland	5.6%
New York	5.1%
Virginia	5.1%
All other	64.6%
Total	100.0%

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

A significant portion of the paydowns of the RMBS acquired with offering proceeds have been deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

On April 28, 2020, the Company issued 527,010 shares of Common Stock in partial payment of the previously declared cash dividend of $0.40 per share of Common Stock.

Common Stock ATM Program

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019, the Company did not issue any shares of common stock under the Common Stock ATM Program. During the nine-month period ended September 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.

Preferred Stock ATM Program

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program. During the nine-month period ended September 30, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended September 30, 2020, the Company did not repurchase any shares under the share repurchase program. During the nine-month period ended September 30, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock at a weighted average purchase price of $14.59 per share and paid brokers commissions of approximately $7,000 on such repurchases.
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

Equity Incentive Plan Information
	LTIP-OP Units			Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Weighted Average Issuance
	Issued	Forfeited	Converted	Issued	Forfeited	Compensation Plans	Price
December 31, 2018	(223,900)	916	12,917	(57,875)	3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375)	-		-	-	(66,375)	$17.64
Number of securities issued or to be issued upon exercise		-	6,000	(6,000)	-	-	$17.23
March 31, 2019	(290,275)	916	18,917	(63,875)	3,155	1,168,838
Number of securities issued or to be issued upon exercise	-	-	-	(12,789)	-	(12,789)	$16.42
June 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise		-			-	-	$16.68
December 31, 2019	(290,275)	916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900)	-	-	-	-	(41,900)	$14.55
Number of securities issued or to be issued upon exercise	-	-	9,500	(9,500)	-	-	$8.01
March 31, 2020	(332,175)	916	28,417	(86,164)	3,155	1,114,149
Number of securities issued or to be issued upon exercise	(9,672)	-	-	-	-	(9,672)	$6.27
Number of securities issued or to be issued upon exercise	-	-	-	(22,224)	-	(22,224)	$9.18
June 30, 2020	(341,847)	916	28,417	(108,388)	3,155	1,082,253
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-
September 30, 2020	(341,847)	916	28,417	(108,388)	3,155	1,082,253

The Company recognized approximately $237,000 and $225,000 in share-based compensation expense in the three-month periods ended September 30, 2020 and September 30, 2019, respectively. The Company recognized approximately $808,000 and $741,000 in share-based compensation expense in the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of September 30, 2020, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s interim consolidated statements of income (loss).
Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying interim consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2020, the non-controlling interest holders in the Operating Partnership owned 312,514 LTIP-OP Units, or approximately 1.8% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(742)	$(4,309)	$(62,261)	$(55,170)
Net loss allocated to noncontrolling interests in Operating Partnership	10	65	1,147	894
Dividends on preferred stock	2,459	2,459	7,379	6,893
Net loss applicable to common stockholders	$(3,191)	$(6,703)	$(68,493)	$(61,169)
Denominator:
Weighted average common shares outstanding	17,054,634	16,883,816	16,850,133	16,767,562
Weighted average diluted shares outstanding	17,076,858	16,896,605	16,866,269	16,780,351
Basic and Diluted EPS:
Basic	$(0.19)	$(0.40)	$(4.06)	$(3.65)
Diluted	$(0.19)	$(0.40)	$(4.06)	$(3.65)

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Related Parties

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement expires on October 22, 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of any term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

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

Management Fees and Compensation Reimbursement to Affiliate

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$1,727	$1,804	$5,190	$5,071
Compensation reimbursement	262	238	738	714
Total	$1,989	$2,042	$5,928	$5,785

Subservicing Agreement

During the nine months ended September 30, 2020, Freedom Mortgage directly serviced Aurora’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described below, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and the seller pursuant to a flow purchase agreement with Aurora. The subservicing agreement had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three and nine-month periods ended September 30, 2020, Aurora purchased MSRs with an aggregate UPB of approximately $1.1 billion and $3.8 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $6.7 million and $32.6 million, respectively. During the three and nine-month periods ended September 30, 2019, Aurora purchased MSRs with an aggregate UPB of approximately $2.0 billion and $4.6 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $20.0 million and 47.6 million, respectively. In addition, during the nine months ended September 30, 2019, Aurora made a bulk purchase of MSRs from RoundPoint with an aggregate UPB of $2.0 billion for a purchase price of $23.5 million.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. During the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019, no MSRs had been received from Freedom Mortgage. During the nine-month period ended September 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. This agreement remains in effect and will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect. During the nine months ended September 30, 2020, 1,993 loans with an aggregate unpaid principal balance of approximately $520.3 million had been refinanced by RoundPoint. During the nine months ended September 30, 2019, 226 loans with an aggregate unpaid principal balance of approximately $63.9 million had been refinanced by RoundPoint.

Other Transactions with Related Parties

Aurora leases four employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

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

The Company incurred losses of approximately $95,000 on loans repurchased from Ginnie Mae during the three-month period ended September 30, 2020. During the nine-month period ended September 30, 2020, the Company incurred losses of approximately $597,000 on loans repurchased from Ginnie Mae. As a result of the sale of the Ginnie Mae MSRs back to Freedom Mortgage, $573,000 of losses recoverable from Freedom Mortgage were written off and classified within “Realized loss on acquired assets, net” on the interim consolidated statements of income (loss).

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2020	December 31, 2019
Notional amount of interest rate swaps	$1,485,900	$2,355,850
Notional amount of swaptions	75,000	40,000
Notional amount of TBAs, net	162,600	140,300
Notional amount of Treasury futures	207,500	310,300
Total notional amount	$1,931,000	$2,846,450

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2020	$1,485,900	0.49%	0.91%	6.5
December 31, 2019	2,355,850	1.70%	1.92%	5.3

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Weighted Average Pay Rate	Weighted Average Receive Rate(A)		Weighted Average Years to Maturity
September 30, 2020	$75,000	1.51%	LIBOR-BBA	%	10.6
December 31, 2019	40,000	2.38%	LIBOR-BBA	%	10.7

(A)	Floats in accordance with LIBOR.

The following tables present information about the Company’s treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2020

Maturity	Notional Amount - Long Positions	Notional Amount - Short Positions	Net Notional Amount	Fair Value
5 years	$148,000	$-	$148,000	357
10 years	59,500	-	59,500	298
Total	$207,500	$-	$207,500	655

As of December 31, 2019

Maturity	Notional Amount - Long Positions	Notional Amount - Short Positions	Net Notional Amount	Fair Value
5 years	$262,800	$-	$262,800	(1,009)
10 years	47,500	-	47,500	(764)
Total	$310,300	$-	$310,300	(1,773)

The following table presents information about realized gain (loss) on derivatives, which is included on the interim consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Consolidated Statements of Loss Location	2020	2019	2020	2019
Interest rate swaps	Realized gain (loss) on derivatives, net	$(8,832)	$(3,560)	$(63,456)	$(17,142)
Swaptions	Realized gain (loss) on derivatives, net	-	(194)	(212)	(1,338)
TBAs	Realized gain (loss) on derivatives, net	(1,279)	2,253	(935)	3,340
Treasury futures	Realized gain (loss) on derivatives, net	2,270	14,128	42,564	19,926
Total		$(7,841)	$12,627	$(22,039)	$4,786

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s interim consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2020

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$16,318	$-	$16,318	$(16,318)	$-	$-
Interest rate swaptions	483	-	483	(483)	-	-
TBAs	1,636	(1,533)	103	(103)	-	-
Treasury futures	655	-	655	3,360	(4,015)	-
Total Assets	$19,092	$(1,533)	$17,559	$(13,544)	$(4,015)	$-

Liabilities
Repurchase agreements	$1,365,471	$-	$1,365,471	$(1,336,664)	$(28,807)	$-
Interest rate swaps	7,986	-	7,986	(7,986)	-	-
TBAs	1,533	(1,533)	-	-	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$1,374,990	$(1,533)	$1,373,457	$(1,344,650)	$(28,807)	$-

As of December 31, 2019

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$17,921	$-	$17,921	$(17,921)	$-	$-
Interest rate swaptions	368	-	368	(368)	-	-
TBAs	2,297	(2,297)	-	-	-	-
Total Assets	$20,586	$(2,297)	$18,289	$(18,289)	$-	$-

Liabilities
Repurchase agreements	$2,337,638	$-	$2,337,638	$(2,276,251)	$(61,387)	$-
Interest rate swaps	10,140	-	10,140	(10,140)	-	-
TBAs	2,720	(2,297)	423	(423)	-	-
Treasury futures	1,774	-	1,774	3,876	(5,650)	-
Total Liabilities	$2,352,272	$(2,297)	$2,349,975	$(2,282,938)	$(67,037)	$-
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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the interim consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2020 and December 31, 2019.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the interim consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2020 and December 31, 2019.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2020 and December 31, 2019.

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

Recurring Fair Value Measurements

As of September 30, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$957,563	$-	$957,563
Freddie Mac	-	512,535	-	512,535
CMOs	-	7,780	-	7,780
Private Label MBS	-	7,999	-	7,999
RMBS total	-	1,485,877	-	1,485,877
Derivative assets
Interest rate swaps	-	16,318	-	16,318
Interest rate swaptions	-	483	-	483
TBAs	-	103	-	103
Treasury futures	-	655	-	655
Derivative assets total	-	17,559	-	17,559
Servicing related assets	-	-	162,568	162,568
Total Assets	$-	$1,503,436	$162,568	$1,666,004
Liabilities
Derivative liabilities
Interest rate swaps	-	7,986	-	7,986
Derivative liabilities total	-	7,986	-	7,986
Total Liabilities	$-	$7,986	$-	$7,986

As of December 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,619,233	$-	$1,619,233
Freddie Mac	-	727,851	-	727,851
CMOs	-	129,083	-	129,083
Private Label MBS	-	32,193	-	32,193
RMBS total	-	2,508,360	-	2,508,360
Derivative assets
Interest rate swaps	-	17,921	-	17,921
Interest rate swaptions	-	368	-	368
Derivative assets total	-	18,289	-	18,289
Servicing related assets	-	-	291,111	291,111
Total Assets	$-	$2,526,649	$291,111	$2,817,760
Liabilities
Derivative liabilities
Interest rate swaps	-	10,140	-	10,140
TBAs	-	423	-	423
Treasury futures	-	1,774	-	1,774
Derivative liabilities total	-	12,337	-	12,337
Total Liabilities	$-	$12,337	$-	$12,337

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2020 and December 31, 2019 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2020

Level 3 (A)
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	32,410
Sales	(27,754)
Other changes (B)	(1,349)
Purchases, sales and principal paydowns:	$3,307
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(35,204)
Other changes in fair value (C)	(96,646)
Unrealized gain (loss) included in Net Income	$(131,850)
Balance at September 30, 2020	$162,568

As of December 31, 2019

Level 3 (A)
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	104,969
Other changes (B)	(1,993)
Purchases, sales and principal paydowns:	$102,976
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(43,737)
Other changes in fair value (C)	(63,035)
Unrealized loss included in Net Income	$(106,772)
Balance at December 31, 2019	$291,111

(A)	Includes any recaptured loans obtained via the recapture agreements in place.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):
Fair Value Measurements

As of September 30, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$162,568	Discounted cash flow	Constant prepayment speed	6.5% - 40.1%	17.3%
			Uncollected payments	0.4% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
TOTAL	$162,568

As of December 31, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$263,357	Discounted cash flow	Constant prepayment speed	7.8% -21.1%	13.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.3%
			Annual cost to service, per loan		$73
Government	$27,754	Discounted cash flow	Constant prepayment speed	6.5% -19.5%	13.6%
			Uncollected payments	2.2% - 9.0%	2.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$112
TOTAL	$291,111

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

Corporate debt that matures in more than one year consists solely of financing secured by Aurora’s Servicing Related Assets. All of the Company’s debt is revolving and bears interest at adjustable rates. The Company considers that the amount of the corporate debt generally approximates fair value. The fixed rate portion of the financing for all of the Company’s Servicing Related Assets was paid in full on June 30, 2020.

Repurchased loans held for sale consist primarily of Ginnie Mae buyouts that the Company has purchased at par plus accrued interest. These loans are held for sale and valued at the lower of cost or fair market value. Carrying value of the loans approximates fair value since substantially all such loans are promptly resold for a price that approximates the amount for which they were repurchased by the Company, net of any amortization. The Company anticipates that there will be no additional buyouts of Ginnie Mae loans following the sale of the Ginnie Mae MSR portfolio as described above under Note 7 - Transactions with Related Parties.

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2020 and December 31, 2019 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s interim consolidated financial statements, and, therefore, no accrual is required as of September 30, 2020 and December 31, 2019.

Commitments to Purchase/Sell RMBS

As of September 30, 2020 and December 31, 2019, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of September 30, 2020 and December 31, 2019, the Company was not obligated to purchase or sell any RMBS securities.

Acknowledgment Agreements

In connection with the Fannie Mae MSR Financing Facility (as defined below) in Note 12, entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 12—Notes Payable for a description of the Fannie Mae MSR Financing Facility and the financing facility it replaced.

In connection with the MSR Revolver (as defined below) in Note 12, Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an acknowledgement agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the MSR Revolver. Aurora and the lender also entered into a consent agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 12—Notes Payable for a description of the MSR Revolver.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1.4 billion and $2.3 billion of borrowings under its repurchase agreements as of September 30, 2020 and December 31, 2019, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 44 days and 42 days as of September 30, 2020 and December 31, 2019, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$465,629	0.27%
One to three months	709,366	0.24%
Greater than three months	190,476	0.24%
Total/Weighted Average	$1,365,471	0.25%

As of December 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,646	2.24%
One to three months	1,231,422	1.94%
Greater than three months	177,570	1.98%
Total/Weighted Average	$2,337,638	2.06%

There were no overnight or demand securities as of September 30, 2020 or December 31, 2019.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million with the revolving period extended to December 20, 2020. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The revolving period may be further extended by agreement. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at September 30, 2020 and December 31, 2019 because the MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated and replaced by the Fannie Mae MSR Financing Facility (discussed below) in September 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity (the “Servicing Advances Revolver”) to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, was scheduled to terminate on May 18, 2022. The MSR Term Facility and the Servicing Advances Revolver were paid in full on June 30, 2020 in connection with the Company’s sale of it’s Ginnie Mae MSRs to Freedom Mortgage, as discussed in Note 7 above.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $47.5 million and $55.5 million was outstanding under the MSR Revolver at September 30, 2020 and December 31, 2019, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $67.0 million and $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at September 30, 2020 and December 31, 2019, respectively.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of September 30, 2020

	2020	2021	2022	2023	2024	2025	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$47,500	$-	$-	$-	$-	$47,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$67,000	$-	$-	$-	$-	$67,000
Total	$-	$114,500	$-	$-	$-	$-	$114,500

As of December 31, 2019

	2020	2021	2022	2023	2024	2025	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$10,996	$-	$-	$-	$14,996
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$-	$-	$97,000
Total	$2,000	$154,500	$10,996	$-	$-	$-	$167,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2020	December 31, 2019
Servicing advances	$10,244	$16,647
Interest receivable	3,820	8,222
Deferred tax receivable	20,306	2,758
Repurchased loans held for sale	101	3,839
Other receivables	2,051	3,631
Total other assets	$36,522	$35,097

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities
	September 30, 2020	December 31, 2019
Accrued interest payable	$1,096	$10,779
Accrued expenses	2,389	5,090
Total accrued expenses and other liabilities	$3,485	$15,869

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

The components of the Company’s income tax benefit are as follows for the periods indicated below (dollars in thousands):
	Nine Months Ended September 30,
	2020	2019
Deferred federal income tax benefit	$(16,263)	$(9,021)
Deferred state income tax benefit	(1,285)	(2,036)
Benefit from Corporate Business Taxes	$(17,548)	$(11,057)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2020		2019
Computed income tax expense (benefit) at federal rate	$(16,760)	21.0%	$(13,908)	21.0%
State tax benefit, net of federal tax, if applicable	(1,284)	1.6%	(2,036)	3.1%
Provision to return adjustment	(15)	0.0%	-	0.0%
REIT income not subject to tax (benefit)	511	(0.6)%	4,887	(7.4)%
Benefit from Corporate Business Taxes/Effective Tax Rate(A)	$(17,548)	22.0%	$(11,057)	16.7%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at September 30, 2020 and December 31, 2019, contain the following deferred tax assets, which are recorded at the TRS level (dollars in thousands):
	September 30, 2020	December 31, 2019
Deferred tax assets
Deferred tax - mortgage servicing rights	$(15,371)	$(995)
Deferred tax - net operating loss	(4,935)	(1,763)
Total net deferred tax assets	$(20,306)	$(2,758)

The deferred tax assets as of September 30, 2020 and December 31, 2019 were each primarily related to MSRs. No valuation allowance has been established at September 30, 2020 or December 31, 2019. As of September 30, 2020 and December 31, 2019, deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

The Company’s 2019, 2018, 2017 and 2016 federal, state and local income tax returns remain open for examination by the relevant authorities.

Note 16 – Subsequent Events

Events subsequent to September 30, 2020 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

On March 29, 2017, the Company issued and sold 5,175,000 shares of common stock, par value $0.01 per share, raising approximately $81.1 million after underwriting discounts and commissions but before expenses of approximately $229,000. All of the net proceeds were used to invest in RMBS.

On August 17, 2017, the Company issued and sold 2,400,000 shares of its Series A Preferred Stock, raising approximately $58.1 million after underwriting discounts and commissions but before expenses of approximately $193,000. All of the net proceeds from the Series A Preferred Stock offering were also invested in RMBS.

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program for net proceeds of approximately $1.6 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program for net proceeds of approximately $3.8 million. The net proceeds were used for general corporate purposes, including investment in RMBS.

On February 11, 2019, the Company issued and sold 1,800,000 shares of its Series B Preferred Stock. The underwriters subsequently exercised their option to purchase an additional 200,000 shares for total proceeds of approximately $48.4 million after underwriting discounts and commissions but before expenses of approximately $285,000. The net proceeds from the Series B Preferred Stock offering were invested in RMBS and MSRs.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended September 30, 2020, the Company did not repurchase any common stock pursuant to the repurchase program. During the nine-month period ended September 30, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million. In the period from the program’s inception through December 31, 2019, the Company repurchased 235,950 shares of its common stock pursuant to the repurchase program for approximately $3.5 million.

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

The shelter in place restrictions imposed by the federal and state governments have resulted in historic increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. As of September 30, 2020, 8.4% of borrowers on loans serviced by Aurora are reflected as being in an active forbearance program with 27.4% of those borrowers continuing to make their regularly scheduled monthly payment.

The Company continues to meet all of the margin calls received. In order to rebuild the Company’s liquidity and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020 and $1,524.9 million at June 30, 2020. Although the Company has not continued to reduce its assets, the Company continues to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the continued spread of COVID-19. The Company completed the sale of its portfolio of Ginnie Mae MSRs back to Freedom Mortgage at June 30, 2020. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2020.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2020	3.17%	(0.17)%	3.34%
June 30, 2020	3.33%	0.19%	3.15%
March 31, 2020	3.53%	1.34%	2.19%
December 31, 2019	3.72%	1.84%	1.88%

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. For a further discussion of the subservicing agreement, see “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Related Parties”. Aurora received no MSRs under this joint marketing recapture agreement during the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019. During the nine-month period ended September 30, 2019, Aurora received MSRs with an aggregate UPB of approximately $4.4 million and paid fees of approximately $5,200 to Freedom Mortgage under this joint marketing recapture agreement. Although this agreement remains in effect, it will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $10.2 million and $16.6 million in reimbursable servicing advances were receivable at September 30, 2020 and December 31, 2019, respectively, and have been classified within “Receivables and other assets” on the interim consolidated balance sheets.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income
Interest income	$10,001	$19,383	$40,382	$53,568
Interest expense	(18)	12,635	15,698	35,086
Net interest income	10,019	6,748	24,684	18,482
Servicing fee income	14,365	18,687	51,916	54,237
Servicing costs	5,266	4,102	17,700	12,026
Net servicing income	9,099	14,585	34,216	42,211
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	6,722	275	(12,590)	275
Realized loss on investments in MSRs, net	-	-	(11,347)	-
Realized gain (loss) on derivatives, net	(7,841)	12,627	(22,039)	4,786
Realized gain (loss) on acquired assets, net	(95)	54	(597)	54
Unrealized gain (loss) on derivatives, net	3,702	(2,133)	51,321	(14,224)
Unrealized loss on investments in Servicing Related Assets	(20,972)	(37,514)	(131,850)	(108,731)
Total Income (Loss)	634	(5,358)	(68,202)	(57,147)
Expenses
General and administrative expense	1,503	1,194	5,679	3,295
Management fee to affiliate	1,989	2,042	5,928	5,785
Total Expenses	3,492	3,236	11,607	9,080
Loss Before Income Taxes	(2,858)	(8,594)	(79,809)	(66,227)
Benefit from corporate business taxes	(2,116)	(4,285)	(17,548)	(11,057)
Net Loss	(742)	(4,309)	(62,261)	(55,170)
Net loss allocated to noncontrolling interests in Operating Partnership	10	65	1,147	894
Dividends on preferred stock	2,459	2,459	7,379	6,893
Net Loss Applicable to Common Stockholders	$(3,191)	$(6,703)	$(68,493)	$(61,169)

Presented below is summary financial data on our segments together with a reconciliation to the same data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2020
Interest income	$380	$9,621	$-	$10,001
Interest expense	(1,297)	1,279	-	(18)
Net interest income	1,677	8,342	-	10,019
Servicing fee income	14,365	-	-	14,365
Servicing costs	5,266	-	-	5,266
Net servicing income	9,099	-	-	9,099
Other income (expense)	(36,887)	18,403	-	(18,484)
Other operating expenses	1,178	-	2,314	3,492
Benefit from corporate business taxes	(2,116)	-	-	(2,116)
Net Income (Loss)	$(25,173)	$26,745	$(2,314)	$(742)

Three Months Ended September 30, 2019
Interest income	$380	$19,003	$-	$19,383
Interest expense	291	12,344	-	12,635
Net interest income	89	6,659	-	6,748
Servicing fee income	18,687	-	-	18,687
Servicing costs	4,102	-	-	4,102
Net servicing income	14,585	-	-	14,585
Other income (expense)	(29,423)	2,732	-	(26,691)
Other operating expenses	529	-	2,707	3,236
Benefit from corporate business taxes	(4,285)	-	-	(4,285)
Net Income (Loss)	$(10,993)	$9,391	$(2,707)	$(4,309)

Nine Months Ended September 30, 2020
Interest income	$2,500	$37,882	$-	$40,382
Interest expense	850	14,848	-	15,698
Net interest income	1,650	23,034	-	24,684
Servicing fee income	51,916	-	-	51,916
Servicing costs	17,700	-	-	17,700
Net servicing income	34,216	-	-	34,216
Other income (expense)	(140,003)	12,901	-	(127,102)
Other operating expenses	2,913	-	8,694	11,607
Benefit from corporate business taxes	(17,548)	-	-	(17,548)
Net Income (Loss)	$(89,502)	$35,935	$(8,694)	$(62,261)

Nine Months Ended September 30, 2019
Interest income	$852	$52,716	$-	$53,568
Interest expense	1,924	33,162	-	35,086
Net interest income (expense)	(1,072)	19,554	-	18,482
Servicing fee income	54,237	-	-	54,237
Servicing costs	12,026	-	-	12,026
Net servicing income	42,211	-	-	42,211
Other expense	(83,526)	(34,314)	-	(117,840)
Other operating expenses	1,409	-	7,671	9,080
Benefit from corporate business taxes	(11,057)	-	-	(11,057)
Net Loss	$(32,739)	$(14,760)	$(7,671)	$(55,170)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2020
Investments	$162,568	$1,485,877	$-	$1,648,445
Other assets	49,041	37,743	95,277	182,061
Total assets	211,609	1,523,620	95,277	1,830,506
Debt	114,329	1,365,471	-	1,479,800
Other liabilities	3,043	13,908	11,562	28,513
Total liabilities	117,372	1,379,379	11,562	1,508,313
Book value	$94,237	$144,241	$83,715	$322,193

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	39,742	80,207	25,145	145,094
Total assets	330,853	2,588,567	25,145	2,944,565
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	10,044	16,503	14,016	40,563
Total liabilities	177,033	2,354,141	14,016	2,545,190
Book value	$153,820	$234,426	$11,129	$399,375

Interest Income

Interest income for the three-month period ended September 30, 2020 was $10.0 million as compared to $19.4 million for the three-month period ended September 30, 2019. This $9.4 million decrease in interest income primarily resulted from the sale of RMBS during the first half of the year in order to rebuild the Company’s liquidity.

Interest income for the nine-month period ended September 30, 2020 was $40.4 million as compared to $53.6 million for the nine-month period ended September 30, 2019. This $13.2 million decrease in interest income primarily resulted from the sale of RMBS during the first half of the year in order to rebuild the Company’s liquidity.

Interest Expense

Interest expense for the three-month period ended September 30, 2020 was $(18,000) as compared to $12.6 million for the three-month period ended September 30, 2019. The $12.6 million decrease in interest expense was substantially related to fewer repurchase agreement borrowings and an overall decrease in repurchase rates as well as the significantly lower interest expense being offset against net interest income on interest rate swaps.

Interest expense for the nine-month period ended September 30, 2020 was $15.7 million as compared to $35.1 million for the nine-month period ended September 30, 2019. The $19.4 million decrease in interest expense was substantially related to RMBS. The changes were primarily due to fewer repurchase agreement borrowings and an overall decrease in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended September 30, 2020 and 2019 decreased by approximately $21.0 million and $37.5 million, respectively, primarily due to changes in valuation inputs or assumptions as well as the year to date unrealized loss on the Ginnie Mae MSRs having been reclassified to realized loss as of June 30, 2020.

The fair value of our investments in Servicing Related Assets for the nine-month periods ended September 30, 2020 and 2019 decreased by approximately $131.9 million and $108.7 million, respectively, primarily due to changes in valuation inputs or assumptions as well as the year to date unrealized losses on the Ginnie Mae MSRs having been reclassified to realized losses as of June 30, 2020.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended September 30, 2020 and 2019 increased by approximately $3.7 million and decreased by approximately $2.1 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

The fair value of derivatives for the nine-month periods ended September 30, 2020 and 2019 increased by approximately $51.3 million and decreased by approximately $14.2 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended September 30, 2020 increased by approximately $309,000 as compared to the three-month period ended September 30, 2019. The increase was primarily due to higher professional fees.

General and administrative expense for the nine-month period ended September 30, 2020 increased by approximately $2.4 million as compared to the nine-month period ended September 30, 2019. The increase was primarily due to higher professional fees.

Management Fees to External Manager

Management fees for the three-month periods ended September 30, 2020 and September 30, 2019 decreased by approximately $53,000 and increased by approximately $443,000, respectively, from the preceding year-end.  Management fees for the nine-month periods ended September 30, 2020 and September 30, 2019 increased by approximately $143,000 and $1.5 million, respectively, from the preceding year-end.  Each such increase was due to the issuance of our capital stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.8% and 1.6% of net income for the three-month periods ended September 30, 2020 and September 30, 2019, respectively. The increase was due to the issuance of LTIP-OP Units during the three-month period ended September 30, 2020.

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain individuals who provide services to us through the Manager, represented approximately 1.8% and 1.6% of net income for the nine-month periods ended September 30, 2020 and September 30, 2019, respectively. The increase was due to the issuance of LTIP-OP Units during the nine-month period ended September 30, 2020.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2020
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569
Other comprehensive income (loss)	(2,110)
Accumulated other comprehensive gain (loss), September 30, 2020	$47,459

Nine Months Ended September 30, 2020
Accumulated other comprehensive gain (loss), December 31, 2019	$41,414
Other comprehensive income (loss)	6,045
Accumulated other comprehensive gain (loss), September 30, 2020	$47,459

Three Months Ended September 30, 2019
Accumulated other comprehensive gain (loss), June 30, 2019	$19,117
Other comprehensive income (loss)	15,551
Accumulated other comprehensive gain (loss), September 30, 2019	$34,668

Nine Months Ended September 30, 2019
Accumulated other comprehensive gain (loss), December 31, 2018	$(38,400)
Other comprehensive income (loss)	73,068
Accumulated other comprehensive gain (loss), September 30, 2019	$34,668

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended September 30, 2020, a 3 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized gain on our RMBS of approximately $4.6 million, which is recorded in accumulated other comprehensive income (loss). During the nine-month period ended September 30, 2020, a 123 basis point decrease in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $6.5 million, which is recorded in accumulated other comprehensive income (loss).

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

Core Earnings Summary

Core earnings for the nine-month period ended September 30, 2020 as compared to the nine-month period ended September 30, 2019, decreased by approximately $1.9 million, or $0.12 per average common share, primarily due to a decrease in the RMBS portfolio as well as the issuance of additional shares of common stock and the issuance of additional shares of preferred stock in 2019.

The following table provides GAAP measures of net income (loss) and details with respect to reconciling the aforementioned line items to core earnings and related average per common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Loss	$(742)	$(4,309)	$(62,261)	$(55,170)
Realized loss (gain) on RMBS, net	(6,722)	(275)	12,590	(275)
Realized loss (gain) on derivatives, net	7,841	(12,627)	22,039	(4,786)
Realized loss on investments in MSRs, net	-	-	11,347	-
Realized loss (gain) on acquired assets, net	95	(54)	597	(54)
Unrealized loss (gain) on derivatives, net	(3,702)	2,133	(51,321)	14,224
Unrealized loss on investments in MSRs, net of estimated MSR amortization	15,091	29,105	113,654	89,986(A )
Tax expense on realized and unrealized gain on MSRs	(1,017)	(4,364)	(14,849)	(10,787)
Total core earnings:	$10,844	$9,609	$31,796	$33,138
Core earnings attributable to noncontrolling interests in Operating Partnership	(198)	(153)	(586)	(537)
Dividends on preferred stock	2,459	2,459	7,379	6,893
Core Earnings Attributable to Common Stockholders	$8,187	$6,997	$23,831	$25,708
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.48	$0.41	$1.41	$1.53
GAAP Net Loss Per Share of Common Stock, per Diluted Share	$(0.19)	$(0.40)	$(4.06)	$(3.65)

(A)	MSR amortization for periods that ended prior to September 30, 2019 have not been adjusted to reflect the Company’s refined MSR amortization method.

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae and Freddie Mac have an aggregate UPB of approximately $22.1 billion as of September 30, 2020.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$162,568	$22,059,691	4.09%	0.25%	315	26	0.2%
MSR Total/Weighted Average	$162,568	$22,059,691	4.09%	0.25%	315	26	0.2%

As of December 31, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$263,357	$26,142,780	4.27%	0.25%	321	23	0.2%
Government	27,754	2,925,346	3.37%	0.31%	310	44	-%
MSR Total/Weighted Average	$291,111	$29,068,126	4.18%	0.26%	320	25	0.2%

(A)
ARMs % represents the percentage of the total principal balance of the pool that corresponds to adjustable-rate residential mortgage loan (“ARMs”) and hybrid ARMs (residential mortgage loans that have interest rates that are fixed for a specified period of time (typically three, five, seven or ten years) and thereafter adjust to an increment over a specified interest rate index).

See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Related Parties” for a description of the sale of the Company’s portfolio of Ginnie Mae MSRs on June 30, 2020.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,067,840	$924,215	$33,388	$(40)	$957,563	108	(B)	3.39%	3.25%	28
Freddie Mac	542,731	498,603	14,016	(84)	512,535	49	(B)	3.11%	2.99%	28
CMOs	13,450	7,741	115	(76)	7,780	7	(B)	3.79%	3.79%	11
Private Label MBS	22,000	7,741	258	-	7,999	5	(B)	4.08%	4.09%	28
Total/Weighted Average	$1,646,021	$1,438,300	$47,777	$(200)	$1,485,877	169		3.30%	3.17%	28

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately 20.5% of which, by UPB, are unrated or rated below investment grade at September 30, 2020 by at least one nationally recognized statistical rating organization (“NRSRO”). The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of September 30, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2020	December 31, 2019
Weighted Average Asset Yield	2.61%	2.66%
Weighted Average Interest Expense	0.38%	1.93%
Net Interest Spread	2.23%	0.73%

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

In the future, sources of funds for liquidity may include sales of RMBS, additional MSR financing, financing for mortgage servicing advances, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the nine-month period ended September 30, 2020, we did not sell any capital stock pursuant to the ATM programs. During the nine-month period ended September 30, 2019, we completed underwritten offerings and sales of our common and preferred stock pursuant to our ATM programs which resulted in net proceeds of approximately $53.5 million. Net proceeds from these offerings and sales are available for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of September 30, 2020, we had repurchase agreements with 31 counterparties and approximately $1.4 billion of outstanding repurchase agreement borrowings from 15 of those counterparties, which were used to finance RMBS. As of September 30, 2020, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2020 was approximately 5.0%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posted margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345
December 31, 2018	$1,627,637	$1,667,553	$1,598,592
September 30, 2018	$1,690,418	$1,695,880	$1,680,394

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under our MSR financing facilities; and the sales of our capital stock throughout the years ended December 31, 2019 and 2018. The reduction in the repurchase amount at September 30, 2020, was the result of the asset sales undertaken by the Company from March through April 2020. See “Recent Developments” above.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.0% and 4.3% as of September 30, 2020 and December 31, 2019, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$468,582	$465,629	0.27%
One to three months	738,263	709,366	0.24%
Greater than three months	200,214	190,476	0.24%
Total/Weighted Average	$1,407,059	$1,365,471	0.25%

As of December 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$955,382	$928,646	2.24%
One to three months	1,280,854	1,231,422	1.94%
Greater than three months	183,303	177,570	1.98%
Total/Weighted Average	$2,419,539	$2,337,638	2.06%

The amount of collateral as of September 30, 2020 and December 31, 2019, including cash, was $1,435.9 million and $2,480.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2020 and December 31, 2019 was 44 days and 42 days, respectively.
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

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, was scheduled to terminate on May 18, 2022. The MSR Term Facility and related servicing advance revolver were paid in full on June 30, 2020.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2020 and December 31, 2019, approximately $47.5 million and $55.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At September 30, 2020 and December 31, 2019, approximately $67.0 million and $97.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $52.6 million and our investing activities provided cash of approximately $1,040.6 million for the nine-month period ended September 30, 2020. The cash provided by investing activities resulted from sale of RMBS securities during the six-month period ended June 30, 2020.

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

In light of the negative impact on our liquidity caused by the recent economic and market turmoil resulting from COVID-19, we decided in March 2020 to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock. Although no assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, we did declare and pay a cash dividend of $0.27 per share for each of the second and third quarters of 2020.

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended September 30, 2020 and 2019 was $0.19 and $0.40, respectively. Our GAAP loss per diluted share for the nine-month periods ended September 30, 2020 and 2019 was $4.06 and $3.65, respectively.

Off-balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2020 and December 31, 2019 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. The joint marketing recapture agreement will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,365,471	$-	$-	$-	$1,365,471
Interest on repurchase agreement borrowings(A)	$552	$-	$-	$-	$552
MSR Revolver
Borrowings under MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on MSR Revolver borrowings	$1,511	$-	$-	$-	$1,511
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$67,000	$-	$-	$67,000
Interest on Fannie Mae MSR Financing Facility	$1,801	$148	$-	$-	$1,949

As of December 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,337,638	$-	$-	$-	$2,337,638
Interest on repurchase agreement borrowings(A)	$9,641	$-	$-	$-	$9,641
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,996	$-	$-	$14,996
Interest on MSR Term Facility borrowings	$885	$1,063	$-	$-	$1,948
MSR Revolver
Borrowings under MSR Revolver	$-	$55,500	$-	$-	$55,500
Interest on MSR Revolver borrowings	$3,134	$1,769	$-	$-	$4,903
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$97,000
Interest on Fannie Mae MSR Financing Facility	$4,170	$3,481	$-	$-	$7,651

(A)
Interest expense is calculated based on the interest rate in effect at September 30, 2020 and December 31, 2019, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

The term of the Management Agreement will expire on October 22, 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of September 30, 2020, Aurora had three subservicing agreements in place, one of which is with Freedom Mortgage. Freedom Mortgage currently is the only sub-servicer for the Ginnie Mae MSRs. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described above, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. One of the other subservicing Agreements is with RoundPoint Mortgage Servicing Corporation that became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage and two years for the other two sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, market rate de-boarding fees will be due to the subservicer. Under each agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. During the three and nine-month periods ended September 30, 2020 and the three-month period ended September 30, 2019, no MSRs had been received from Freedom Mortgage. During the nine-month period ended September 30, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. Although this agreement remains in effect, it will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2020

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$171,883	$167,096	$162,568	$158,281	$154,216
Change in FV	$9,315	$4,528	$-	$(4,288)	$(8,352)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$198,551	$179,769	$162,568	$146,927	$132,758
Change in FV	$35,982	$17,200	$-	$(15,642)	$(29,811)
% Change in FV	22%	11%	-	(10)%	(18)%
Servicing Cost Shift in %
Estimated FV	$167,997	$165,283	$162,568	$159,854	$157,140
Change in FV	$5,428	$2,714	$-	$(2,714)	$(5,428)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$280,174	$271,514	$263,357	$255,662	$248,391
Change in FV	$16,817	$8,157	$-	$(7,695)	$(14,966)
% Change in FV	6%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$298,135	$279,978	$263,357	$248,209	$234,399
Change in FV	$34,778	$16,622	$-	$(15,148)	$(28,958)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$270,584	$266,970	$263,357	$259,743	$256,130
Change in FV	$7,227	$3,614	$-	$(3,614)	$(7,227)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,841	$28,760	$27,754	$26,817	$25,942
Change in FV	$2,087	$1,006	$-	$(937)	$(1,812)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,090	$29,354	$27,754	$26,281	$24,921
Change in FV	$3,336	$1,600	$-	$(1,474)	$(2,834)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,132	$28,443	$27,754	$27,066	$26,377
Change in FV	$1,377	$689	$-	$(689)	$(1,377)
% Change in FV	5%	2%	-	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2020

		Fair Value Change
		+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,647,540
RMBS Total Return (%)		(0.03)%	(0.14)%	(0.39)%	(0.78)%	(1.96)%
RMBS Dollar Return		$(427)	$(2,339)	$(6,389)	$(12,808)	$(32,370)

As of December 31, 2019

		Fair Value Change
		+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,651,237
RMBS Total Return (%)		(0.23)%	(0.59)%	(1.06)%	(1.63)%	(3.06)%
RMBS Dollar Return		$(6,210)	$(15,609)	$(28,064)	$(43,321)	$(81,171)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2020, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2020, the Company was not involved in any material legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	-	$-	-	$4,709,137
August 1, 2020 to August 31, 2020	-	-	-	4,709,137
September 1, 2020 to September 30, 2020	-	-	-	4,709,137
Totals / Averages	-	$-	-	$4,709,137

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.
**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 9, 2020	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2020	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
September 30, 2020

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