Form 10-K
period 2020-12-31
Cherry Hill Mortgage Investment Corp
filed 2021-03-12
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2020, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2020) was approximately $153.3 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2020, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 12, 2021, the registrant had a total of 17,093,236 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2021 are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

This glossary defines some, but not all, of the terms that we use elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “us,” “our,” the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond our control. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, we intend to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Statements regarding the following subjects, among others, may be forward-looking:

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

•
the Company’s ability and the ability of CHMI Sub-REIT, Inc. (the “Sub-REIT”) to qualify and maintain qualifications as REITs under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining such qualifications as REITs under the Code;

•	the Company’s ability to maintain its exclusion from regulation as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”);

•	projected capital and operating expenditures;

•	availability of qualified personnel; and

•	projected prepayment and/or default rates.

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors referenced in this Annual Report on Form 10-K, including those set forth under “Item 1. Business” and “Item 1A. Risk Factors” of Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II;

•	the uncertainty and economic impact of the ongoing coronavirus (“COVID-19”) pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;

•	general volatility of the capital markets;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

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

•
the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of the COVID-19 pandemic, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•
limitations on the Company’s business due to compliance with requirements for maintaining its and the Sub-Reit’s qualifications as REITs under the Code and the Company’s exclusion from regulation as an investment company under the Investment Company Act;

•	the degree and nature of the Company’s competition, including competition for the residential mortgage assets in which the Company invests; and

•	other risks associated with acquiring, investing in and managing residential mortgage assets.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Except as otherwise may be required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

SUMMARY OF PRINCIPAL RISK FACTORS

Investing in our securities involves risks. The following is a summary of the principal factors that make an investment in the Company speculative or risky, all of which are more fully described below in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Our business of investing in mortgage related assets involves substantial risks, including:

•	The values of mortgage related assets have been adversely affected by COVID-19.

•
We use third party servicers to directly service the loans underlying our Servicing Related Assets which exposes us to the risk that they fail to comply with applicable law and the requirements of the Agencies that own those loans.

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of our assets.

•	We rely on financial modeling to value our Servicing Related Assets.

•	We use leverage to increase returns, but it exposes us to margin calls on our investable assets.

We are externally managed which creates risks, including:

•	We are dependent on our Manager to provide qualified personnel.

•	The amount of the fee we pay to our Manager is not affected by the performance of our investments.

•	The fee payable to our Manager upon termination without cause or non-renewal is a material impediment to changing managers or internalizing management of our Company.

•	Certain of our lenders prohibit terminating our Manager without their consent.

Our organizational structure creates risks, including:

•	Maintenance of our exclusion from regulation as an investment company requires a certain asset mix which may be less than optimal in terms of returns.

•	The REIT rules impose ownership limits which may discourage a possible takeover. Certain provisions of Maryland law have the same effect.

Ownership of our common stock or our preferred stock involves risks, including:

•	The trading volume and market prices for shares of our equity securities tend to be volatile due to the relatively small market capitalization of our Company.

•	Our preferred stock has not been rated and is junior to our debt and any additional shares of senior stock that we may issue.

•	We may not be able to pay dividends on our equity securities.

•	Our preferred stock has very limited voting rights which generally do not include voting for directors.

Qualification as a REIT involves risks, including:

•	If we fail to satisfy the ongoing REIT qualification tests, we will become subject to taxation which will adversely affect the return on your investment.

•	In order to satisfy those requirements, we may be required to forgo or liquidate otherwise attractive investments.

•	We could lose our status as a REIT if the IRS successfully challenges our characterization of investments in internally created excess mortgage servicing rights.

•	The REIT rules require that our mortgage servicing rights be held by a taxable REIT subsidiary the taxes on which reduce the returns from that investment.

PART I

Item 1.	Business

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013, following the completion of our initial public offering (“IPO”) and a concurrent private placement. Our common stock, our 8.20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively. We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser established by Stanley Middleman. Our Manager is a party to a services agreement with Freedom Mortgage Corporation (“Freedom Mortgage”), which is owned and controlled by Mr. Middleman. Our Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

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

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and RMBS. Subject to market conditions, we may also invest in other cash flowing residential mortgage assets.

We operate our business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other.” For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 3—Segment Reporting.”

Our Targeted Asset Classes

Our primary targeted asset classes currently consist of:

•	RMBS, including Agency RMBS, residential mortgage pass-through certificates, CMOs and TBAs; and

•	Servicing Related Assets consisting of MSRs and Excess MSRs.

Our Strategy

Our strategy, which may change due to the availability and terms of capital and as market conditions warrant, involves:

•	allocating a substantial portion of our equity capital to the acquisition of Servicing Related Assets;

•	the creation of intercompany Excess MSRs from MSRs acquired by our mortgage servicing subsidiary, Aurora;

•	acquiring RMBS on a leveraged basis; and

•	opportunistically mitigating our prepayment and interest rate and, to a lesser extent, credit risk by using a variety of hedging instruments and, where applicable and available, recapture agreements.

Servicing Related Asset Strategy. The primary focus of our Servicing Related Asset strategy is the acquisition of MSRs from servicers on a bulk and/or flow purchase basis on terms to be negotiated in the future. We currently expect that our investments in Excess MSRs will be through the creation of intercompany Excess MSRs from the MSRs so acquired.

Our ability to acquire MSRs is subject to the applicable REIT qualification tests. We have to hold our MSRs through Aurora, which is subject to corporate income tax. In certain cases, we will create Excess MSRs from those MSRs which will be transferred to one of our subsidiaries which function as qualified REIT subsidiaries. These intercompany transfers are eliminated in consolidation for financial statement purposes. The portion of the interest payments represented by the Excess MSRs will not be subject to an entity level tax as long as we comply with the REIT qualification tests. The tax liability of Aurora negatively impacts the returns from the MSRs that it holds. In addition, our investments in MSRs expose us to default risk and the potential for credit losses.

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

Our board of directors receives a report of our investments each quarter in conjunction with our board’s review of our quarterly results. The nominating and corporate governance committee of our board of directors, which is comprised solely of our independent directors, will review the material terms of any transaction between us and Freedom Mortgage or its affiliates, including the pricing terms, to determine if the terms of those transactions are fair and reasonable.

Our Financing Strategies and Use of Leverage

We finance our RMBS with what we believe to be a prudent amount of leverage, which will vary from time to time based upon the particular characteristics of our portfolio, availability of financing and market conditions. Our borrowings for RMBS consist of repurchase transactions under master repurchase agreements. These agreements represent uncommitted financing provided by the counterparties. Our repurchase transactions are collateralized by our RMBS. In a repurchase transaction, we sell an asset to a counterparty at a discounted value, or the loan amount, and simultaneously agree to repurchase the same asset from such counterparty at a price equal to the loan amount plus an interest factor. Despite being legally structured as sales and subsequent repurchases, repurchase transactions are generally accounted for as debt secured by the underlying assets. During the term of a repurchase transaction, we generally receive the income and other payments distributed with respect to the underlying assets. While the proceeds of our repurchase financings often will be used to purchase additional RMBS, our repurchase financing arrangements do not restrict our ability to use proceeds from these arrangements to support our other liquidity needs. Our master repurchase agreements are documented under the standard form master repurchase agreement published by SIFMA.

We have entered into repurchase agreements with 15 counterparties as of December 31, 2020. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has two separate MSR financing facilities: a revolving loan for up to $200.0 million, $100.0 million of which is committed, that is secured by all Fannie Mae MSRs owned by Aurora; and a revolving loan for up to $100.0 million secured by all Freddie Mac MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.” We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest and Financing Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining our exclusion from regulation as an investment company under the Investment Company Act, we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include: interest rate swaps, TBAs, swaptions and Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect on our RMBS of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

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

Human Capital Resources

We are externally managed and rely on our Manager to provide the personnel necessary to conduct our investment operations. As of the date of this Annual Report, there are 15 individuals that work in our business. The salary and benefits of four of those individuals are reimbursed by us monthly. These individuals were hired specifically to manage the operations of Aurora, our mortgage company subsidiary.  In addition, the salaries of the Chief Financial Officer and General Counsel are reimbursed on a quarterly basis. Although the management fee we pay to our Manager is not tied to or calculated based on the salaries and benefits of the remaining individuals, we believe our Manager uses those funds for that purpose, among others.

The external management structure imposes some constraints on our ability to use any particular measures or objectives in managing our workforce. The cash compensation of all but four members of our work force is not controlled by us. As a result, we have relied on equity compensation in the form of long-term incentive plan units, which are a special category of limited partnership interests in the Operating Partnership, to incentivize and retain our personnel.

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

We believe neither we nor our Operating Partnership is considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our Operating Partnership engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership’s wholly-owned or majority-owned subsidiaries including CHMI Sub-REIT, Inc., we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.

We rely upon certain exemptions from registration as an investment company under the Investment Company Act, including, in the case of our subsidiary, Cherry Hill QRS I, LLC, Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate interests. We treat the Agency whole-pool pass-through securities in which we have invested as qualifying real estate interests for purposes of the 55% requirement. The Servicing Related Assets and non-Agency RMBS we have acquired are not treated as qualifying real estate interests for purposes of the 55% requirement, but are treated as real estate-related assets that qualify for the 80% test. In addition, Cherry Hill QRS I, LLC will treat its investments in Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC (“QRS IV”) and Cherry Hill QRS V, LLC (“QRS V”) as real estate-related assets because substantially all of the assets held by those subsidiaries are real estate-related assets. Similarly, CHMI Sub-REIT, Inc, will treat its investments in Cherry Hill QRS I, LLC and CHMI Solutions, Inc. as real estate-related assets because substantially all of the assets held by those subsidiaries are real estate-related assets.

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

The market and economic disruptions caused by the COVID-19 pandemic have negatively impacted , and could further negatively impact, our business, financial condition and results of operations. Any prolonged disruptions could create widespread mortgage loan performance and business continuity and viability issues.

The COVID-19 pandemic is causing significant disruptions to the United States and global economies and has contributed to volatility, illiquidity and negative pressure in the financial markets. Governments and other authorities around the world have imposed, and may continue to impose, measures intended to control the spread of COVID-19, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. These measures, among others, have slowed economic activities, and have led to significant volatility in the financial markets, including the markets in which we compete. The mortgage industry also has been negatively impacted by the COVID-19 pandemic. For example, many industry participants have been subject to margin calls, have suspended or reduced dividends or announced the need to raise additional capital.

The market and economic disruptions caused by the COVID-19 pandemic have negatively impacted and could further negatively impact our business. In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•
Continued volatility in the residential credit market have caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In March 2020 we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in  higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

•
We could face difficulty accessing debt and equity capital on attractive terms, or at all. In addition, a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may adversely affect the valuation of financial assets and liabilities or cause us to reduce the volume of Servicing Related Assets we acquire, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect that the economic and market disruptions caused by the COVID-19 pandemic will adversely impact the financial condition of borrowers of mortgage loans and limit our ability to grow our business.

We are subject to risks related to mortgage loans. We expect that, over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic will adversely impact the financial condition of borrowers of mortgage loans. As a result, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and Servicing Related Assets, as well as increase the cost to service the loans underlying our MSR assets. Any future period of payment delinquencies, defaults, foreclosures or losses will likely adversely affect our cash flows, business, financial condition and results of operations, and ability to pay dividends to our stockholders. In addition, to the extent current conditions persist or worsen, we expect that real estate values may decline, which will likely reduce the level of new mortgage and other real estate-related loan originations. Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by the COVID-19 pandemic.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. In light of the negative impact on our liquidity in the first quarter of 2020 caused by the economic and market turmoil resulting from the COVID-19 pandemic, we decided in March 2020 to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock, and we declared and paid a cash dividend of $0.27 per share for each of the remaining quarters of 2020. No assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

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

Market disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.

Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under GAAP. However, the markets for our assets have and continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the COVID-19 pandemic, which has made it more difficult for us and the providers of third-party valuations that we use to rely on market-based inputs in connection with the valuation of our assets under GAAP. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common and preferred stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

We may experience a decline in the fair value of our investments as a result of the COVID-19 pandemic, which could materially and adversely affect us.

A decline in the fair value of our investments as a result of the COVID-19 pandemic may require us to recognize an impairment against such assets under GAAP if we were to determine that we do not have the ability and intent to hold such assets for the foreseeable future or to maturity/payoff. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition. The subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our investments, it could materially and adversely affect us, our financial condition and our results of operations.

We are dependent on mortgage servicers to service the mortgage loans relating to our Servicing Related Assets, and any failure by these mortgage servicers to service the mortgage loans relating to our Servicing Related Assets could have a material and adverse effect on us.

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

The performance of the loans underlying our MSRs is subject to risks associated with inadequate or untimely servicing. If our mortgage servicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, poor performance by a mortgage servicer may result in greater than expected delinquencies and foreclosures and losses on the mortgage loans underlying our MSRs. A substantial increase in our delinquency or foreclosure rate or the inability to process claims could adversely affect our ability to access the capital and secondary markets for our financing needs.

Our ability to invest in, and dispose of, our investments in Servicing Related Assets is subject to the receipt of third-party consents.

Our acquisition of Servicing Related Assets on underlying loans or securitized by an Agency requires the prior consent of that Agency. The Agencies may require that we submit ourselves to costly or burdensome conditions as a prerequisite to their consent to our investments in Servicing Related Assets. These conditions may diminish or eliminate the investment potential of certain of those assets by making such investments too expensive for us or by severely limiting the potential returns available or otherwise imposing unacceptable conditions. The potential costs, issues or restrictions associated with receiving any such Agency’s consent for any such acquisitions or dispositions by us cannot be determined with any certainty. To the extent we are unable to acquire or dispose of Servicing Related Assets when we determine it would be beneficial to do so, our results of operations may be adversely impacted.

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

If delinquencies on mortgage loans increase, the value of our Servicing Related Assets may decline significantly.

Delinquency rates have a significant impact on the value of our Servicing Related Assets. An increase in delinquencies on the mortgage loans underlying the Servicing Related Assets will generally result in lower revenue because, typically, servicers will only collect servicing fees from GSEs or mortgage owners for performing loans. Our expectation of delinquencies is a significant assumption underlying the cash flow projections on the related pools of mortgage loans. If delinquencies are significantly greater than expected, the actual fair value of the Servicing Related Assets could be diminished. As a result, we could suffer a loss.

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

Ordinarily, short-term interest rates are lower than long-term interest rates. If short-term interest rates rise disproportionately relative to long-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect that our investments in RMBS, on average, will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of our assets. Additionally, to the extent cash flows from RMBS are reinvested in new RMBS, the spread between the yields of the new RMBS and available borrowing rates may decline, which could reduce our net interest margin or result in losses. Any one of the foregoing outcomes could materially adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders. It is also possible that short-term interest rates may exceed long-term interest rates, in which event our borrowing costs may exceed our interest income and we could incur losses.

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

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of the COVID-19 pandemic may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve in late 2019 and first quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. Since March 2020, the Federal Reserve has maintained interest rates close to zero in response to COVID-19 pandemic concerns, and the continuation of such low interest rates may negatively affect our results of operations. In addition, a continuing decline in interest rates may result in higher refinancing activity and therefore increase the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

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

Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry. Although we have not detected a material cybersecurity breach of our networks or systems to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. For example, on March 5, 2021, one of the Company’s subservicers informed the Company that a third-party vendor, Accellion, used by the subservicer experienced an information security breach. As a consequence of that breach, the personally identifiable information of certain mortgage loan borrowers underlying the Company’s mortgage servicing rights portfolio was accessed by an unauthorized third party. The subservicer is in the process of notifying all impacted individuals in accordance with state and federal regulations and will offer those individuals impacted free credit monitoring services for an extended period of time. The subservicer has represented to the Company that the breach does not have a material impact on its ability to perform under its contract with the Company. The breach did not have an operational impact on the Company’s systems or network environment.

Even with all reasonable security efforts, not every breach can be prevented or even detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of the networks or systems of third parties that facilitate our business activities, including the breach of the Accellion platform used by one of our subservicers but such computer malware, viruses, and computer hacking and phishing attacks may disrupt our business and negatively affect our financial condition, results of operations, the market value of our common or preferred stock, and our ability to make distributions to our stockholders.

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

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable. A sudden, precipitous drop in value of our financed assets could quickly and seriously reduce our available cash due to margin calls.

We use leverage to finance our investments in certain of our target assets and to enhance our financial returns. Our primary source of leverage is short-term borrowings under master repurchase agreements collateralized by our RMBS assets (“repo financing”). Other sources of leverage include MSR financings and, in the future, may include other credit facilities.

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

Although we do not have a targeted debt-to-equity ratio for our RMBS, we are subject to margin calls as a result of our repo financing activity. We use leverage for the primary purpose of financing our RMBS portfolio and not for the purpose of speculating on changes in interest rates. We are restricted in the amount of leverage we may employ by the terms and provisions of some of our financing agreements and the terms of agreements that we may enter into in the future may include limits on leverage.

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, but the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. More recently, the repo financing market has experienced a severe liquidity issue resulting in the infusion of additional liquidity by the U.S. Federal Reserve. These market disruptions and liquidity issues could potentially increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

To the extent we might be compelled to liquidate qualifying real estate assets to meet margin calls or otherwise repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which could jeopardize our qualification as a REIT. Failing to qualify as a REIT would cause us to be subject to U.S. federal income tax (and any applicable state and local taxes) on all of our income and decrease profitability and cash available for distributions to stockholders.

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

Our borrowings under master repurchase agreements are intended to qualify for special treatment under the bankruptcy code, giving our lenders the ability to void the automatic stay provisions of the bankruptcy code and take possession of and liquidate collateral pledged in our repurchase transactions without delay if we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that any of our lenders files for bankruptcy. Thus, the use of repurchase transactions exposes our pledged assets to risk in the event of a bankruptcy filing by either our lenders or us. Any resulting loss of our pledged assets could have a material adverse effect on our business, financial condition and results of operations.

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

The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of derivative contracts. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act requires most derivatives to be executed on a regulated market and cleared through a central counterparty, which has resulted in increased margin requirements and costs. On December 7, 2012, the CFTC issued a no-action letter that provides mortgage REITs relief from such registration, or the MREIT No-Action Letter, if they meet certain conditions and submit a claim for such no-action relief. We believe we meet the conditions set forth in the MREIT No-Action Letter, and we have filed our claim with the CFTC to perfect the use of the no-action relief from registration. However, if in the future we do not meet the conditions set forth in the MREIT No-Action Letter or the relief provided by the MREIT No-Action Letter becomes unavailable for any other reason, we may need to seek to obtain another exemption from registration or we may be required to register as a “commodity pool operator” with the CFTC. If we are required to register with the CFTC as a commodity pool operator, we would become subject to additional disclosure, recordkeeping and reporting requirements, which may increase our expenses or otherwise limit our ability to conduct our business as contemplated.

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

We intend to continue to distribute to our stockholders all or substantially all of our REIT taxable income in each year (subject to certain adjustments) and may distribute more than our REIT taxable income. This distribution policy enables us to avoid being subject to U.S. federal income tax on our taxable income that we distribute to our stockholders. However, our ability to make distributions will depend on our earnings, applicable law, our financial condition and such other factors as our board of directors may deem relevant from time to time. We will declare and make distributions to our stockholders only to the extent approved by our board of directors.

Risks Related to Our Relationship with our Manager

We are dependent on our Manager and certain key personnel that are provided to us through our Manager and may not find a suitable replacement if our Manager terminates or elects not to renew the management agreement or such key personnel are no longer available to us.

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

We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our senior management. We are subject to the risk that our Manager will terminate or elect not to renew the management agreement or that we may deem it necessary to terminate or elect not to renew the management agreement or prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

If our management agreement is terminated or not renewed and no suitable replacement is found to manage us or we are unable to find a suitable replacement on a timely basis, we may not be able to continue to execute our business strategy. No assurances can be given that our Manager will act in our best interests with respect to the allocation of personnel, services and resources to our business. The failure of any of the key personnel provided to us through our Manager to service our business with the requisite time and dedication could materially and adversely affect our ability to execute our business strategy.

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

We may choose not to enforce, or to enforce less vigorously, our rights under our management agreement or our rights as a third party beneficiary to the services agreement between our Manager and Freedom Mortgage because of our desire to maintain ongoing relationships with our Manager and Freedom Mortgage. In the future, Freedom Mortgage may sponsor other vehicles that invest in Servicing Related Assets, prime loans or other residential mortgage assets, and there may be situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire Servicing Related Assets or other residential mortgage assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer Servicing Related Assets or any other residential mortgage assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

In addition, there may be conflicts of interest inherent in our relationship with Freedom Mortgage through our Manager to the extent Freedom Mortgage or our Manager invests in or creates new vehicles to invest in assets in which we may invest or whose investment objectives overlap with our investment objectives. Certain investments appropriate for us may also be appropriate for one or more of these other investment vehicles. Members of our board of directors may serve as officers and/or directors of these other entities, provided that we maintain a majority of independent directors in accordance with the rules of the NYSE. In addition, in the future, our Manager or its affiliates may have investments in and/or earn fees from such other investment vehicles that are higher than their economic interests in us and which may therefore create an incentive to allocate investments to such other investment vehicles.

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

The ability of our Manager and its officers and employees to engage in other business activities, subject to the terms of our management agreement with our Manager, may reduce the amount of time our Manager, its officers or other employees spend managing us. In addition, we may engage (subject to our investment guidelines) in material transactions with Freedom Mortgage, its affiliates or our Manager, including, but not limited to, certain financing arrangements, co-investments in, or purchases of, MSRs or other assets, that present an actual, potential or perceived conflict of interest. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential, actual or perceived conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially adversely affect our business in a number of ways, including causing an inability to raise additional funds, a reluctance of counterparties to do business with us, a decrease in the prices of our common or preferred securities and a resulting increased risk of litigation and regulatory enforcement actions.

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

Termination of our management agreement without cause will result in a significant termination fee payable by us. That fee will increase the effective cost to us of terminating the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow the Manager’s advice or recommendations. Under the terms of the management agreement, our Manager, Freedom Mortgage, and their respective affiliates and each of their officers, directors, trustees, members, stockholders, partners, managers, Investment Committee members, employees, agents, successors and assigns, will not be liable to us for acts or omissions performed in accordance with and pursuant to the management agreement, except because of acts constituting bad faith, willful misconduct, gross negligence, fraud or reckless disregard of their duties under the management agreement. In addition, we will indemnify our Manager, Freedom Mortgage, and their respective affiliates and each of their officers, directors, trustees, members, stockholders, partners, managers, Investment Committee members, employees, agents, successors and assigns, with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of our Manager not constituting bad faith, willful misconduct, gross negligence, fraud or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

To assist us in qualifying as a REIT, among other purposes, our charter generally limits, unless waived by our board of directors, the beneficial or constructive ownership of any class of our stock by any person, other than Mr. Middleman, to no more than 9.0% in value or the number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock because they make purchases of our common stock less attractive.

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

In addition, our charter authorizes us to indemnify our present and former directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law, and our bylaws require us to indemnify our present and former directors and officers, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us as a director or officer in those and other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former directors and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our stockholders may have more limited rights against our present and former directors and officers than might otherwise exist absent the current provisions in our charter and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interests.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	the uncertainty and economic impact of the COVID-19 pandemic, impact on market liquidity, the value of assets and availability of financing;

•	actual or anticipated variations in our quarterly operating results;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield or to seek alternative investments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions and the impact of these conditions on the global credit markets;

•	the operating performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation or other regulatory developments that adversely affect us or our industry.

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

We expect to make regular distributions to holders of our common stock and preferred stock in amounts such that we distribute all or substantially all of our REIT taxable income in each year. We have not established a minimum distribution payment level with respect to our common stock, and our ability to make distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time.

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

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2020, we have 4,781,635 shares of preferred stock outstanding, including 2,781,635 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of either series of Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. Other than the limited conversion rights afforded to holders of our Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Preferred Stock are not materially and adversely affected.

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

Other than in connection with certain changes of control, our Preferred Stock does not contain provisions that are intended to protect holders of our Preferred Stock if our common stock is delisted from the NYSE. Since our Preferred Stock has no stated maturity date, holders of our Preferred Stock may be forced to hold their shares of Preferred Stock and receive stated dividends on the Preferred Stock when, as and if authorized by our board of directors and declared and paid by us with no assurance as to ever receiving the liquidation value thereof. In addition, if our common stock is delisted from the NYSE, it is likely that our Preferred Stock will be delisted from the NYSE as well. Accordingly, if our common stock is delisted from the NYSE, the ability to transfer or sell shares of our Preferred Stock may be limited and the market value of our Preferred Stock will likely be materially adversely affected.

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

Risks Related to U.S. Federal Income Tax

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

If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), on our taxable income at the corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly held REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% (and pursuant to Revenue Procedure 2020-19, 10% for distributions declared on or after April 1, 2020, and on or before December 31, 2020) of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. We have paid dividends in our own stock in the past and may pay dividends in our own stock in the future. If in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

We have created, and may create in the future, Excess MSRs from the MSRs held by Aurora. The IRS has issued two private letter rulings to other REITs concluding that Excess MSRs are qualifying assets for purposes of the 75% asset test and produce qualifying income for purposes of the 75% gross income test. Any income that is qualifying income for the 75% gross income test is also qualifying income for the 95% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. Based on these private letter rulings and other IRS guidance regarding excess mortgage servicing fees, we generally intend to treat our investments in Excess MSRs as qualifying assets for purposes of the 75% asset test and as producing qualifying income for purposes of the 95% and 75% gross income tests. However, we have not sought, and we do not intend to seek, our own private letter ruling. Thus, it is possible that the IRS could successfully take the position that our Excess MSRs are not qualifying assets or do not produce qualifying income, presumably by recharacterizing Excess MSRs as an interest in servicing compensation, in which case we may fail one or more of the income and asset requirements for REIT qualification. If we failed one of those tests, we would either be required to pay a penalty tax, which could be material, to maintain REIT status, or we would fail to qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, if a TRS borrows funds either from us or a third party, it may be unable to deduct all or a portion of the interest paid, resulting in a higher corporate level tax liability. Specifically, the Tax Cuts and Jobs Act (the “TCJA”), enacted in 2017, imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). Further, the REIT rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our ownership limitation may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their common stock.

In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares of stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. In order to help us qualify as a REIT, among other purposes, our charter generally prohibits any person, other than Mr. Middleman, from beneficially or constructively owning more than 9.0% in value or in number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. However, under the TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Unless Congress takes action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the taxation of REIT stockholders or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, as discussed above, special rules reduced taxation of certain income earned through passthrough entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. The TCJA may require us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Most of the changes made by the TCJA applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA reduced the limit for an individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

Stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.

Our recognition of “phantom” income may reduce a stockholder’s after-tax return on an investment in our common stock.

We may recognize taxable income in excess of our economic income, or “phantom income”, in the first years that we hold certain investments, and experience an offsetting excess of economic income over our taxable income in later years. As a result, stockholders at times may be required to pay U.S. federal income tax on distributions that economically represent a return of capital rather than a dividend. These distributions would be offset in later years by distributions representing economic income that would be treated as returns of capital for U.S. federal income tax purposes. Taking into account the time value of money, this acceleration of U.S. federal income tax liabilities may reduce a stockholder’s after-tax return on his or her investment to an amount less than the after-tax return on an investment with an identical before-tax rate of return that did not generate phantom income.

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

We currently have an open comment letter in which the staff of the SEC’s Divisions of Corporation Finance has inquired as to whether our deferred tax assets require a valuation allowance pursuant to ASC 740-10-30-16 to -24. We have responded to the staff’s comment. While we have not formally resolved this matter with the SEC staff, we believe that our response addressed their comment in all material respects.

Item 2.	Properties

Our business is operated from space provided through our Manager located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, telephone (877) 870-7005, and 1270 Avenue of the Americas, Suite 920, New York, New York 10020, telephone (877) 870-7005.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2020, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Holders

As of March 12, 2021, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index, a peer group index, from December 31, 2015 to December 31, 2020. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	December 30, 2016	December 29, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Cherry Hill Mortgage Investment Corporation	$158.94	$174.53	$186.20	$173.67	$125.88
Russel 2000	$121.31	$139.08	$123.76	$155.35	$186.36
SNL Finance REIT (A)	$123.18	$143.73	$138.16	$166.57	$135.75
S&P 500	$111.96	$136.40	$130.42	$171.49	$203.04

Source: SNL Financial LC

(A)
In addition to the Company, as of December 31, 2020, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Tr Inc., AGNC Investment Corp., American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate,Arbor Realty Trust Inc., Ares Commercial RE Corp., Arlington Asset Invt Corp., ARMOUR Residential REIT Inc., Blackstone Mortgage Tr Inc., Broadmark Realty Capital Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Credit Real Estate, Inc, CV Holdings Inc., Dynex Capital Inc., Ellington Financial Inc., Ellington Resdl Mrtg REIT, Exantas Capital Corp., Granite Point Mortgage Trust, Great Ajax Corp., Hannon Armstrong Sustainable, Hunt Companies Finance Trust, Invesco Mortgage Capital Inc., Jernigan Capital Inc., KKR Real Estate Finance Trust, Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp., New York Mortgage Trust Inc., Orchid Island Capital Inc., PennyMac Mortgage Invt Trust, RAIT Financial Trust, Ready Capital Corp., Redwood Trust Inc., Sachem Capital Corp., Starwood Property Trust Inc., TPG RE Finance Trust Inc, Tremont Mortgage Trust, Two Harbors Investment Corp., United Development Funding IV, and Western Asset Mrtg Cap Corp.

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2020:

Equity Incentive Plan Information

As of December 31, 2020

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,082,253
LTIP-OP Units	341,847
Forfeited LTIP-OP Units	(916)
Converted LTIP-OP Units	(28,417)
Shares of Common Stock	108,388
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		-

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

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the NYSE under the symbols “CHMI,” “CHMI-PRA” and “CHMI-PRB,” respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. We have also invested in Agency CMOs consisting of interest only securities (“IOs”) as well as non-Agency RMBS. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

Effective January 1, 2020,  the Operating Partnership contributed substantially all of its assets to CHMI Sub-REIT, Inc. (the “Sub-REIT”) in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT will elect to be taxed as a REIT under the Code commencing with the taxable year ending December 31, 2020.

From time to time, we may issue and sell shares of our common stock, our Class A Preferred Stock or our Class B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000. The net proceeds were used for general corporate purposes, including investment in RMBS.

In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock pursuant to the repurchase program for approximately $3.5 million.

This Management’s Discussion and Analysis of Results of Operations and Financial Condition omits discussion and comparison of results of operations and financial condition for the year ended December 31, 2018. That discussion and comparison is included under the heading “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Effects of COVID-19 on the Company

As the COVID-19 pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets started to deteriorate. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values assigned by repurchase agreement counterparties to our Agency RMBS assets. The crisis in the Agency RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including, the credit risk transfer securities issued by Fannie Mae and Freddie Mac then held as part of the CMOs in portfolio.

The shelter in place restrictions imposed by federal and state governments have resulted in significant increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. As of December 31, 2020, 5.9% of borrowers on loans serviced by Aurora are reflected as being in an active forbearance program with 28% of those borrowers continuing to make their regularly scheduled monthly payment.

In order to replenish our unrestricted cash and to reduce the leverage we employed, we undertook sales of Agency RMBS in our portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020 and $1,222.1 million at December 31, 2020. In addition, during the fourth quarter of 2020, we sold all of the CMOs remaining in our portfolio. We  continue to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy in light of the resurgence of COVID-19. Aurora completed the sale of its portfolio of Ginnie Mae MSRs to Freedom Mortgage on June 30, 2020. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to us, we continue to believe that we will be able to satisfy all of our servicing obligations in 2021.

The Company has been working remotely since early March. The transition has caused minimal disruption in our regular operations  due to the use of a cloud-based solution in our regular operations. We do not anticipate any operational issues arising from working remotely for as long as is necessary.

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

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2020	3.05%	0.59%	2.46%
September 30, 2020	3.17%	0.63%	2.54%
June 30, 2020	3.33%	0.84%	2.49%
March 31, 2020	3.53%	1.42%	2.11%
December 31, 2019	3.72%	1.79%	1.93%
September 30, 2019	3.77%	1.90%	1.87%
June 30, 2019	3.83%	2.16%	1.67%
March 31, 2019	3.83%	2.11%	1.71%
December 31, 2018	3.82%	2.10%	1.72%
September 30, 2018	3.77%	2.05%	1.72%

The Average Cost of Funds also includes the benefits of related payer swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are, carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as the COVID-19 pandemic and other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Item 1A. Risk Factors – Risks Related to Our Business.”

Our RMBS are carried at their fair value, as available-for-sale in accordance with ASC 320, Investments – Debt and Equity Securities. Beginning on January 1, 2020, upon adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses, we evaluate the cost basis of our RMBS on a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If we determine that we intend to sell the security or it is more likely than not that we will be required to sell before recovery, we recognize the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss).  If we determine we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery, we must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we perform a qualitative assessment around whether a credit loss exists and if necessary, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss).

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. Under these agreements, the subservicer attempts to refinance specified mortgage loans. The subservicer sells the new mortgage loan to the applicable Agency, transfers the related MSR to Aurora and then subservices the new mortgage loan on behalf of Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Transactions with Affiliates and Affiliated Entities” for information regarding Aurora’s recapture agreements.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Agency RMBS, we are subject to the credit risk of borrowers under the loans backing any CMOs that we may own and to the credit enhancements built into the CMO structure. We also are subject to the credit risk of the borrowers under the mortgage loans that Aurora services. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired MSRs. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with US GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. In accordance with SEC guidance, the following discussion addresses the accounting policies that we apply with respect to our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

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

Beginning on January 1, 2020, upon adoption of ASU 2016-13, Financial Instruments-Credit Losses, we evaluate the cost basis of our RMBS on a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If we determine that we intend to sell the security or it is more likely than not that we will be required to sell before recovery, we recognize the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss).  If we determine we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery, we must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we perform a qualitative assessment around whether a credit loss exists and if necessary, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss).

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $18.3 million and $16.6 million in reimbursable servicing advances were receivable at December 31, 2020 and December 31, 2019, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

We elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013. We expect to continue to qualify to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Our taxable REIT subsidiary, Solutions, and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2020	2019
Income
Interest income	$49,020	$73,338
Interest expense	16,317	48,585
Net interest income	32,703	24,753
Servicing fee income	65,961	73,555
Servicing costs	22,640	17,404
Net servicing income	43,321	56,151
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(4,640)	902
Realized loss on investments in MSRs, net	(11,347)	-
Realized loss on derivatives, net	(22,826)	(12,362)
Realized gain (loss) on acquired assets, net	(690)	26
Unrealized gain (loss) on derivatives, net	48,055	(10,867)
Unrealized loss on investments in Servicing Related Assets	(141,900)	(106,772)
Total Income (Loss)	(57,324)	(48,169)
Expenses
General and administrative expense	6,888	4,647
Management fee to affiliate	7,770	7,784
Total Expenses	14,658	12,431
Income (Loss) Before Income Taxes	(71,982)	(60,600)
Provision for (Benefit from) corporate business taxes	(18,764)	(9,925)
Net Income (Loss)	(53,218)	(50,675)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	979	819
Dividends on preferred stock	9,842	9,353
Net Income (Loss) Applicable to Common Stockholders	$(62,081)	$(59,209)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2020
Interest income	$2,660	$46,360	$-	$49,020
Interest expense	(714)	17,031	-	16,317
Net interest income	3,374	29,329	-	32,703
Servicing fee income	65,961	-	-	65,961
Servicing costs	22,640	-	-	22,640
Net servicing income	43,321	-	-	43,321
Other income (expense)	(156,500)	23,152	-	(133,348)
Other operating expenses	3,456	-	11,202	14,658
Benefit from corporate business taxes	(18,764)	-	-	(18,764)
Net Income (Loss)	$(94,497)	$52,481	$(11,202)	$(53,218)
Year Ended December 31, 2019
Interest income	$2,820	$70,518	$-	$73,338
Interest expense	3,669	44,916	-	48,585
Net interest income (expense)	(849)	25,602	-	24,753
Servicing fee income	73,555	-	-	73,555
Servicing costs	17,404	-	-	17,404
Net servicing income	56,151	-	-	56,151
Other expense	(95,002)	(34,071)	-	(129,073)
Other operating expenses	1,950	-	10,481	12,431
Benefit from corporate business taxes	(9,925)	-	-	(9,925)
Net Loss	$(31,725)	$(8,469)	$(10,481)	$(50,675)

Year Ended December 31, 2018
Interest income	$99	$57,251	$-	$57,350
Interest expense	2,314	32,193	2	34,509
Net interest income (expense)	(2,215)	25,058	(2)	22,841
Servicing fee income	50,776	-	-	50,776
Servicing costs	10,615	-	-	10,615
Net servicing income	40,161	-	-	40,161
Other expense	(3,573)	(10,746)	-	(14,319)
Other operating expenses	1,470	-	8,417	9,887
Provision for corporate business taxes	4,527	-	-	4,527
Net Income (Loss)	$28,376	$14,312	$(8,419)	$34,269

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,788	54,535	84,500	190,823
Total assets	226,202	1,282,786	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$$112,431	$126,438	$73,697	$312,566

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	39,742	80,207	25,145	145,094
Total assets	330,853	2,588,567	25,145	2,944,565
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	10,043	16,503	14,017	40,563
Total liabilities	177,032	2,354,141	14,017	2,545,190
Book value	$153,821	$234,426	$11,128	$399,375

Interest Income

Interest income for the year ended December 31, 2020 was $49.0 million as compared to $73.3 million for the year ended December 31, 2019. The $24.3 million decrease in interest income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily resulted from the sale of RMBS during the year ended December 31, 2020 in order to rebuild the Company’s liquidity.

Interest Expense

Interest expense for the year ended December 31, 2020 was $16.3 million as compared to $48.6 million for the year ended December 31, 2019. The $32.3 million decrease for the year ended December 31, 2020 as compared to the year ended December 31, 2019, was comprised of a decrease of approximately $4.4 million from Servicing Related Assets and a decrease of approximately $27.9 million from RMBS. The changes were primarily related to fewer repurchase agreement borrowings and an overall decrease in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the years ended December 31, 2020 and 2019 decreased by approximately $141.9 million and $106.8 million, respectively, primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the years ended December 31, 2020 and 2019 increased by approximately $48.1 million and decreased by approximately $10.9 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the years ended December 31, 2020 and 2019 increased by approximately $2.2 million and $706,000, respectively, as compared to the prior year. Each increase was primarily due to higher professional fees.

Management Fees to Manager

Management fees for the years ended December 31, 2020 and 2019 increased by approximately $14,000 and $1.8 million, respectively, from the preceding year-end. Each such increase was due to the sale of our capital stock during the applicable year and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors and officers and by certain other individuals who provide services to us through the Manager, represented approximately 1.8% and 1.6% of net income for the years ended December 31, 2020 and 2019, respectively. Each annual increase relative to the prior year was due primarily to the issuance and sale of additional shares of our capital stock during the applicable year.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2020
Accumulated other comprehensive gain, December 31, 2019	$41,414
Other comprehensive loss	(5,820)
Accumulated other comprehensive gain, December 31, 2020	$35,594

Year Ended December 31, 2019
Accumulated other comprehensive loss, December 31, 2018	$(38,400)
Other comprehensive income	79,814
Accumulated other comprehensive gain, December 31, 2019	$41,414

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the years ended December 31, 2020 and 2019, volatility and ultimate decreases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

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

Core Earnings Summary

Core earnings for the years ended December 31, 2020 and 2019, as compared to the prior year, decreased by approximately $3.8 million and increased by $1.2 million, respectively (a decrease of $0.24 and an increase of $0.21, respectively, per average common share). Each such increase was primarily due to increased invested capital as a result of the sales of our capital stock during the relevant year.

The following table reconciles the GAAP measure of net income (loss) to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net Loss	$(53,218)	$(50,675)
Realized loss (gain) on RMBS, net	4,640	(902)
Realized loss on derivatives, net	22,826	12,362
Realized loss on investments in MSRs, net	11,347	-
Realized loss (gain) on acquired assets, net	690	(26)
Unrealized loss (gain) on derivatives, net	(48,055)	10,867
Unrealized loss on investments in MSRs, net of estimated MSR amortization	117,250	80,200
Tax expense on realized and unrealized gain on MSRs	(14,797)	(7,911)
Total core earnings:	$40,683	$43,915
Core earnings attributable to noncontrolling interests in Operating Partnership	(748)	(710)
Dividends on preferred stock	9,842	9,353
Core Earnings Attributable to Common Stockholders	$30,093	$33,852
Core Earnings Attributable to Common Stockholders, per Diluted Share	$1.78	$2.02
GAAP Net Loss Per Share of Common Stock, per Diluted Share	$(3.67)	$(3.53)

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.6 billion as of December 31, 2020.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%

As of December 31, 2019

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$263,357	$26,142,780	4.27%	0.25%	321	23	0.2%
Government	27,754	2,925,346	3.37%	0.31%	310	44	-%
MSR Total/Weighted Average	$291,111	$29,068,126	4.18%	0.26%	320	25	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)
The Company used an implied AAA rating for the Agency RMBS. Collateralized mortgage obligations (“CMOs”) issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by unpaid principal balance (“UPB”), are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2020 and December 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

(D)	The weighted average maturity is based on the timing of expected principal reduction on the assets.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2020	December 31, 2019
Weighted Average Asset Yield	2.48%	2.66%
Weighted Average Interest Expense	0.71%	1.93%
Net Interest Spread	1.77%	0.73%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements. The COVID-19 pandemic has not adversely affected our ability to access these traditional sources of our funds on the same or reasonably similar terms as available before the pandemic.

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2020, we did not sell any capital stock pursuant to the ATM programs. During the year ended December 31, 2019, we completed underwritten offerings and sales of our capital stock pursuant to our ATM programs which resulted in aggregate net proceeds of approximately $5.4 million. Net proceeds from these offerings and sales were used for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. While we paid 50% of the first quarter dividend in shares of common stock, we paid a cash dividend on our common stock for the remaining quarters of 2020.The dividend rate approved by our board of directors was reduced due to the uncertainty regarding the economy and reopening. We continue to maintain a higher level of unrestricted cash than prior to the pandemic for the same reason. As the future direction of the economy becomes clear we would expect to invest more of that unrestricted cash in our targeted assets. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2020, we had repurchase agreements with 31 counterparties and approximately $1,150.0 million of outstanding repurchase agreement borrowings from 15 of those counterparties, which were used to finance RMBS. As of December 31, 2020, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2020 was approximately 5.0%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511
March 31, 2019	$1,715,842	$1,785,345	$1,785,345

The increases in the Company’s borrowings under its repurchase agreements were primarily due to the investment of funds in RMBS received from the following sources: amounts borrowed under our MSR financing facilities; and the sales of our capital stock throughout the year ended 2019. The decrease in borrowings at December 31, 2020, was the result of the asset sales undertaken by the Company during year ended December 31, 2020 as described above in the section “Effects of COVID-19 on the Company.”

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 5.0% and 4.3% as of December 31, 2020 and December 31, 2019, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$484,920	$482,319	0.23%
One to three months	679,496	667,659	0.23%
Total/Weighted Average	$1,164,416	$1,149,978	0.23%

As of December 31, 2019

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$955,382	$928,646	2.24%
One to three months	1,280,854	1,231,422	1.94%
Greater than three months	183,303	177,570	1.98%
Total/Weighted Average	$2,419,539	$2,337,638	2.06%

The amount of collateral as of December 31, 2020 and December 31, 2019, including cash, was $1,208.8 million and $2,480.9 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2020 and December 31, 2019 was 28 days and 42 days, respectively.

MSR Financing

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time. The maximum amount and duration of the revolving period were subsequently increased. This facility was terminated and replaced in September 2019 with the Fannie Mae MSR Financing Facility (as defined and discussed below). As a result, there was no outstanding balance under the MSR Financing Facility at December 31, 2020.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bore interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and was due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, was scheduled to terminate on May 18, 2022. The MSR Term Facility and related servicing advance revolver were paid in full and terminated on June 30, 2020.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2020 and December 31, 2019, approximately $47.5 million and $55.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At December 31, 2020 and December 31, 2019, approximately $64.0 million and $97.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $61.2 million and $69.7 million for the years ended December 31, 2020 and 2019, respectively. Our investing activities provided cash of approximately $1,259.7 million and used cash of approximately $757.1 million for the years ended December 31, 2020 and 2019, respectively. The cash provided by our investing activities resulted from the sale of RMBS during the year ended December 31, 2020 in order to rebuild the Company’s liquidity.

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

In light of the negative impact on our liquidity in the first quarter of 2020 caused by the economic and market turmoil resulting from the COVID-19 pandemic, we decided in March 2020 to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock. Although no assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, we did declare and pay a cash dividend of $0.27 per share for each of the remaining quarters of 2020.

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss and earnings per share for the years ended December 31, 2020 and 2019 were $3.67 and $3.53, respectively.

Off-balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of December 31, 2020 and December 31, 2019 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, our subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. The joint marketing recapture agreement with Freedom Mortgage will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,149,978	$-	$-	$-	$1,149,978
Interest on repurchase agreement borrowings(A)	$492	$-	$-	$-	$492
MSR Revolver
Borrowings under MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on MSR Revolver borrowings	$1,134	$-	$-	$-	$1,134
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,655	$-	$-	$-	$1,655

As of December 31, 2019

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$2,337,638	$-	$-	$-	$2,337,638
Interest on repurchase agreement borrowings(A)	$9,641	$-	$-	$-	$9,641
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$12,996	$-	$-	$14,996
Interest on MSR Term Facility borrowings	$885	$1,063	$-	$-	$1,948
MSR Revolver
Borrowings under MSR Revolver	$-	$55,500	$-	$-	$55,500
Interest on MSR Revolver borrowings	$3,134	$1,769	$-	$-	$4,903
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$97,000
Interest on Fannie Mae MSR Financing Facility	$4,170	$3,481	$-	$-	$7,651

(A)
Interest expense is calculated based on the interest rate in effect at December 31, 2020 and December 31, 2019, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

Management Agreement

The Management Agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity, adjusted as set forth in the Management Agreement, and calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination. Such termination fee will be payable upon termination or non-renewal of the Management Agreement by us without cause or by our Manager if we materially breach the Management Agreement.

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

Subservicing Agreements

As of December 31, 2020, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it  became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. During the year ended December 31, 2020, no MSRs had been received from Freedom Mortgage. During the year ended December 31, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. The recapture arrangements with the other subservicers do not involve the payment of fees by Aurora.

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

Item 6A.	Quantitative and Qualitative Disclosures about Market Risk

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2020

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$184,906	$179,511	$174,414	$169,595		$165,031
Change in FV	$10,492	$5,096	$-	$(4,820)		$(9,383)
% Change in FV	6%	3%	-	(3)%		(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$210,532	$191,603	$174,414	$158,811		$144,606
Change in FV	$36,117	$17,189	$-	$(15,603)	$	$ (29,808)
% Change in FV	21%	10%	-	(9)%		(17)%
Servicing Cost Shift in %
Estimated FV	$180,274	$177,344	$174,414	$171,485		$168,555
Change in FV	$5,859	$2,930	$-	$(2,930)		$(5,859)
% Change in FV	3%	2%	-	(2)%		(3)%

As of December 31, 2019

Conventional

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$280,174	$271,514	$263,357	$255,662	$248,391
Change in FV	$16,817	$8,157	$-	$(7,695)	$(14,966)
% Change in FV	6%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$298,135	$279,978	$263,357	$248,209	$234,399
Change in FV	$34,778	$16,622	$-	$(15,148)	$(28,958)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$270,584	$266,970	$263,357	$259,743	$256,130
Change in FV	$7,227	$3,614	$-	$(3,614)	$(7,227)
% Change in FV	3%	1%	-	(1)%	(3)%

Government

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$29,841	$28,760	$27,754	$26,817	$25,942
Change in FV	$2,087	$1,006	$-	$(937)	$(1,812)
% Change in FV	8%	4%	-	(3)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$31,090	$29,354	$27,754	$26,281	$24,921
Change in FV	$3,336	$1,600	$-	$(1,474)	$(2,834)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$29,132	$28,443	$27,754	$27,066	$26,377
Change in FV	$1,377	$689	$-	$(689)	$(1,377)
% Change in FV	5%	2%	-	(2)%	(5)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2020

		Fair Value Change
	December 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,570,182
RMBS Total Return (%)		(0.07)%	(0.32)%	(0.74)%	(1.31)%	(2.81)%
RMBS Dollar Return		$(1,160)	$(4,975)	$(11,554)	$(20,597)	$(44,187)

As of December 31, 2019

		Fair Value Change
	December 31, 2019	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$2,651,237
RMBS Total Return (%)		(0.23)%	(0.59)%	(1.06)%	(1.63)%	(3.06)%
RMBS Dollar Return		$(6,210)	$(15,609)	$(28,064)	$(43,321)	$(81,171)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2020, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Liquidity Risk

Our Servicing Related Assets, as well as some of the assets that may in the future comprise our portfolio, are not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.

Credit Risk

Although we expect relatively low credit risk with respect to our portfolio of Agency RMBS, our investments in MSRs and any CMOs we may acquire expose us to the credit risk of borrowers.

Item 7.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a balance of $174 million as of December 31, 2020 as included in Notes 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

Auditing the valuation of servicing related assets is complex and required the use of a specialist due to the high degree of judgement in management’s assumptions which are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of servicing related assets including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the valuation of servicing related assets including management’s review of the completeness and accuracy of the key inputs and data used in the valuation, management’s comparison of assumptions to independent third party data and the internal fair value mark to third party independent valuation firms ranges to evaluate the reasonableness of the fair values developed by the Company.

To test the valuation of servicing related assets, our audit procedures included, among others,  evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying records and third party data, and testing significant assumptions by comparing them to current industry, market and economic trends (including current market conditions due to the COVID-19 pandemic).  We involved our valuation specialists to assist in our evaluation of the Company’s model, valuation methodology, significant assumptions and to independently develop a range of fair values for the MSRs. We evaluated the knowledge, skill and ability and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company. We compared management’s assumptions and fair value estimates to the assumptions and fair value ranges developed by management’s valuation specialists and our independent range to assess management’s estimate of fair value. We evaluated the Company’s fair value disclosures included in Note 9 for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
New York, New York

March 12, 2021

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2020	December 31, 2019
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $1,164,416 and $2,419,539, respectively)	$1,228,251	$2,508,360
Investments in Servicing Related Assets at fair value (including pledged assets of $174,414 and $291,111, respectively)	174,414	291,111
Cash and cash equivalents	83,892	24,671
Restricted cash	46,326	67,037
Derivative assets	15,970	18,289
Receivables and other assets	44,635	35,097
Total Assets	$1,593,488	$2,944,565
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,149,978	$2,337,638
Derivative liabilities	5,878	12,337
Notes payable	111,379	166,989
Dividends payable	6,725	8,768
Due to manager	3,217	3,589
Accrued expenses and other liabilities	3,745	15,869
Total Liabilities	$1,280,922	$2,545,190
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2020 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2019, liquidation preference of $69,541 as of December 31, 2020 and liquidation preference of $69,541 as of December 31, 2019	$67,311	$67,213
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2020 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2019, liquidation preference of $50,000 as of December 31, 2020 and liquidation preference of $50,000 as of December 31, 2019	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of December 31, 2020 and 500,000,000 shares authorized and 16,660,655 shares issued and outstanding as of December 31, 2019	175	170
Additional paid-in capital	300,997	299,180
Accumulated Deficit	(141,980)	(59,451)
Accumulated other comprehensive income	35,594	41,414
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$310,165	$396,594
Non-controlling interests in Operating Partnership	2,401	2,781
Total Stockholders’ Equity	$312,566	$399,375
Total Liabilities and Stockholders’ Equity	$1,593,488	$2,944,565

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2020	2019	2018
Income
Interest income	$49,020	$73,338	$57,350
Interest expense	16,317	48,585	34,509
Net interest income	32,703	24,753	22,841
Servicing fee income	65,961	73,555	50,776
Servicing costs	22,640	17,404	10,615
Net servicing income	43,321	56,151	40,161
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(4,640)	902	(8,362)
Realized loss on investments in MSRs, net	(11,347)	-	-
Realized loss on derivatives, net	(22,826)	(12,362)	(5,889)
Realized gain (loss) on acquired assets, net	(690)	26	-
Unrealized gain (loss) on derivatives, net	48,055	(10,867)	3,505
Unrealized loss on investments in Servicing Related Assets	(141,900)	(106,772)	(3,573)
Total Income (Loss)	(57,324)	(48,169)	48,683
Expenses
General and administrative expense	6,888	4,647	3,941
Management fee to affiliate	7,770	7,784	5,946
Total Expenses	14,658	12,431	9,887
Income (Loss) Before Income Taxes	(71,982)	(60,600)	38,796
Provision for (Benefit from) corporate business taxes	(18,764)	(9,925)	4,527
Net Income (Loss)	(53,218)	(50,675)	34,269
Net (income) loss allocated to noncontrolling interests in Operating Partnership	979	819	(443)
Dividends on preferred stock	9,842	9,353	5,297
Net Income (Loss) Applicable to Common Stockholders	$(62,081)	$(59,209)	$28,529
Net Income (Loss) Per Share of Common Stock
Basic	$(3.67)	$(3.53)	$1.95
Diluted	$(3.67)	$(3.53)	$1.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,901,537	16,775,113	14,649,242
Diluted	16,919,204	16,787,902	14,657,498

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(53,218)	$(50,675)	$34,269
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(10,460)	80,716	(43,455)
Reclassification of net realized (gain) loss on RMBS included in earnings	4,640	(902)	8,362
Other comprehensive income (loss)	(5,820)	79,814	(35,093)
Comprehensive income (loss)	$(59,038)	$29,139	$(824)
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(1,086)	471	(11)
Dividends on preferred stock	9,842	9,353	5,297
Comprehensive income (loss) attributable to common stockholders	$(67,794)	$19,315	$(6,110)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2018	16,652,170	$167	2,718,206	$65,639	$298,614	$(38,400)	$29,632	$3,191	$358,843
Issuance of common stock	244,435	3	-	-	4,109	-	-	-	4,112
Repurchase of common stock	(235,950)	-	-	-	(3,543)	-	-	-	(3,543)
Issuance of preferred stock	-	-	2,063,429	49,642	-	-	-	-	49,642
Conversion of OP units	-	-	-	-	-	-	-	(103)	(103)
Net Income before dividends on preferred stock	-	-	-	-	-	-	(49,856)	(819)	(50,675)
Other Comprehensive Income	-	-	-	-	-	79,814	-	-	79,814
LTIP-OP Unit awards	-	-	-	-	-	-	-	1,025	1,025
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(513)	(513)
Common dividends declared, $1.78 per share	-	-	-	-	-	-	(29,876)	-	(29,876)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,703)	-	(5,703)
Preferred Series B dividends declared, $1.91 per share	-	-	-	-	-	-	(3,648)	-	(3,648)
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	558,734	5	-	-	3,565	-	-	-	3,570
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Issuance of preferred stock	-	-	-	98	-	-	-	-	98
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Income before dividends on preferred stock	-	-	-	-	-	-	(52,239)	(979)	(53,218)
Other Comprehensive Loss	-	-	-	-	-	(5,820)	-	-	(5,820)
LTIP-OP Unit awards	-	-	-	-	-	-	-	1,012	1,012
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(337)	(337)
Common dividends declared, $1.21 per share	-	-	-	-	-	-	(20,448)	-	(20,448)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,718)	-	(5,718)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(53,218)	$(50,675)	$34,269
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	4,640	(902)	8,362
Unrealized loss on investments in Servicing Related Assets	141,900	106,772	3,573
Realized loss on investments in MSRs, net	11,347	-	-
Realized (gain) loss on acquired assets, net	690	(26)	-
Realized loss on derivatives, net	22,826	12,362	5,889
Unrealized (gain) loss on derivatives, net	(48,055)	10,867	(3,505)
Realized gain on TBA dollar rolls, net	(6,179)	(1,667)	(1,089)
Amortization of premiums on RMBS, available-for-sale	15,855	14,485	12,401
Amortization of deferred financing costs	387	652	205
LTIP-OP Unit awards	1,012	1,025	662
Changes in:
Receivables and other assets, net	(9,653)	(11,088)	(7,341)
Due to affiliates	(372)	1,586	(1,032)
Accrued interest on derivatives, net	(5,818)	(5,861)	(1,686)
Dividends payable	(2,043)	(3,079)	4,574
Accrued expenses and other liabilities, net	(12,124)	(4,764)	6,670
Net cash provided by operating activities	$61,195	$69,687	$61,952
Cash Flows From Investing Activities
Purchase of RMBS	(982,901)	(1,088,758)	(410,886)
Principal paydown of RMBS	309,502	275,086	170,740
Proceeds from sale of RMBS	1,927,194	141,653	255,092
Proceeds from sale of MSRs	15,831	-	-
Acquisition of MSRs	(52,957)	(102,976)	(175,674)
Purchase of derivatives	(1,535)	(913)	(3,097)
Proceeds from settlement of derivatives	44,569	18,793	1
Net cash provided by (used in) investing activities	$1,259,703	$(757,115)	$(163,824)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	7,230,592	7,969,930	6,721,379
Repayments of repurchase agreements	(8,418,252)	(7,230,884)	(6,789,324)
Proceeds from derivative financing	(9,948)	(19,090)	(3,469)
Proceeds from bank loans	18,204	121,143	120,317
Principal paydown of bank loans	(74,201)	(112,350)	(2,004)
Dividends paid	(30,290)	(39,227)	(37,870)
LTIP-OP Units distributions paid	(337)	(513)	(367)
Conversion of OP units	(76)	(103)	-
Issuance of common stock, net of offering costs	3,570	4,112	69,012
Issuance of preferred stock, net of offering costs	98	49,642	7,722
Repurchase of common stock	(1,748)	(3,543)	-
Net cash provided by (used in) financing activities	$(1,282,388)	$739,117	$85,396
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$38,510	$51,689	$(16,476)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	91,708	40,019	56,495
Cash, Cash Equivalents and Restricted Cash, End of Period	$130,218	$91,708	$40,019
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$15,932	$47,933	$29,821
Cash paid during the period for income taxes	$27	$256	$53
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,725	$8,768	$11,847

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of: the fair value of mortgage servicing rights (“MSRs” or “Servicing Related Assets”), residential mortgage-backed securities (“RMBS” or “securities”) and derivatives; credit losses and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

As the COVID-19 pandemic and its effects on the economy escalated in the United States in early March 2020, the financial markets started to deteriorate. The widening of nominal spreads resulted in a sudden and severe decline in the mark-to-market values assigned by repurchase agreement counterparties to the Company’s Agency RMBS assets. The crisis in the Agency RMBS market was closely followed by a substantial widening of spreads on credit assets and a reduction in available liquidity to finance credit assets, including, the credit risk transfer securities issued by Fannie Mae and Freddie Mac then held as part of the collateralized mortgage obligations (“CMOs”) in the Company’s portfolio.

The shelter in place restrictions imposed by federal and state governments have resulted in significant increases in the level of unemployment and the imposition of forbearance restrictions on lenders and servicers such as the Company’s mortgage company subsidiary, Aurora. As of December 31, 2020, 5.9% of borrowers on loans serviced by Aurora are reflected as being in an active forbearance program, with 28% of those borrowers continuing to make their regular scheduled monthly payment.

In order to replenish the Company’s unrestricted cash and to reduce the leverage employed by the Company, the Company undertook sales of Agency RMBS in its portfolio reducing the amount of its assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020 and $1,222.1 at December 31, 2020. In addition, during the fourth quarter of 2020, the Company sold all of the CMOs remaining in its portfolio. The Company continues to hold an increased amount of unrestricted cash due to the uncertainty surrounding the reopening of the economy and the resurgence of COVID-19. The Company completed the sale of its portfolio of Ginnie Mae MSRs to Freedom Mortgage on June 30, 2020, which is discussed in further detail in Note 7. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

Investments in RMBS

Classification – The Company classifies its investments in RMBS as securities available for sale. Although the Company generally intends to hold most of its securities until maturity, it may, from time to time, sell any of its securities as part of its overall management of its portfolio. Available-for-sale securities are carried at fair value.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the year ended December 31, 2020 were settled prior to period-end. All RMBS purchased and sold in the year ended December 31, 2019 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $3.0 million and $7.7 million in interest income was receivable at December 31, 2020 and December 31, 2019, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

 Impairment – When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If the Company determines that it intends to sell the security or it is more likely than not that it will be required to sell before recovery, the Company recognizes the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss). If the Company determines it does not intend to sell the security or it is not more likely than not it will be required to sell the security before recovery, the Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company performs a qualitative assessment around whether a credit loss exists and if necessary, it compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision for credit losses on securities in the consolidated statements of income (loss).

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets”. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9. For reporting purposes, conventional conforming loans are aggregated into one category and government conforming loans are aggregated into a separate category.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2020 and December 31, 2019. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

As a result of the Company’s investments in MSRs, it is obligated from time to time to repurchase an underlying loan from the applicable agency for which it is being serviced due to an alleged breach of a representation or warranty. Loans acquired in this manner are recorded at the purchase price less any principal recoveries and are then offered for sale. Any loans so acquired by the Company are accounted for as loans held for sale and are recorded in “Receivables and other assets” in the consolidated balance sheets.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net” in the consolidated statements of income (loss). Net interest income (cost) on interest rate swaps is included in “Interest expense” in the consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $2.0 million and $5.7 million at December 31, 2020 and December 31, 2019, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $44.4 million and $61.3 million at December 31, 2020 and December 31, 2019, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2020 and December 31, 2019, approximately $48.2 million and $1.1 million respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’s wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduced (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company has in the past and may in the future elect to make distributions of its taxable income in a mixture of stock and cash.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses of the specified categories of investments for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Realized gain (loss) on RMBS, net
Gain on RMBS	$34,071	$1,285	$104
Loss on RMBS	(38,711)	(383)	(8,466)
Net realized gain (loss) on RMBS	(4,640)	902	(8,362)
Realized loss on derivatives, net	(22,826)	(12,362)	(5,889)
Unrealized gain (loss) on derivatives, net	48,055	(10,867)	3,505
Realized loss on MSRs, net	(11,347)	-	-
Unrealized loss on investments in Servicing Related Assets	(141,900)	(106,772)	(3,573)
Realized gain (loss) on acquired assets, net	(690)	26	-
Total	$(133,348)	$(129,073)	$(14,319)

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

Recent Accounting Pronouncements

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which requires that a financial asset measured at amortized cost basis be presented at the net amount expected to be collected, net of an allowance for all expected (rather than incurred) credit losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard also changes the accounting for available-for-sale securities, which requires the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The standard provides an option to elect the fair value option for certain investments as an alternative to adopting ASU 2016-13. Lastly, an entity is required to apply ASU 2016-13 using the modified retrospective approach which requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The standard was effective for the Company in the first quarter of 2020. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or financial statement disclosures. The Company performed a review of its available-for-sale securities and determined that an allowance for credit losses is not necessary upon adoption, or as of December 31, 2020. For other assets, primarily servicing advances and receivables, the Company determined that credit related impairments have not been material in the past and no current or foreseeable economic factors were identified that would cause a significant impact, partly due to the indemnification language included in the Company’s subservicer agreements and the recoverability of servicing advances under agency guides for Fannie Mae and Freddie Mac. As a result, the Company has determined that the allowance would not be significant. This determination will be re-evaluated on a quarterly basis.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements of Fair Value Measurement, which amends the guidance on the disclosure requirements on fair value measurements in ASC 820. This guidance is effective for annual reporting periods, and periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. Disclosure of fair value measurements in Note 9 has been revised to include a description of the weighted averages of unobservable inputs used to value level 3 assets.

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

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

Codification Improvements - In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which contains amendments that improve the consistency of the Codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). Many of the amendments arose because the Board previously provided an option to disclose certain information either on the face of the financial statements or in the notes to financial statements in the Other Presentation Matters Section (Section 45) of the Codification. The amendments in this ASU are effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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

Summary financial data with respect to the Company’s segments is given below, together with a reconciliation to the same data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2020
Interest income	$2,660	$46,360	$-	$49,020
Interest expense	(714)	17,031	-	16,317
Net interest income	3,374	29,329	-	32,703
Servicing fee income	65,961	-	-	65,961
Servicing costs	22,640	-	-	22,640
Net servicing income	43,321	-	-	43,321
Other income (expense)	(156,500)	23,152	-	(133,348)
Other operating expenses	3,456	-	11,202	14,658
Benefit from corporate business taxes	(18,764)	-	-	(18,764)
Net Income (Loss)	$(94,497)	$52,481	$(11,202)	$(53,218)

Year Ended December 31, 2019
Interest income	$2,820	$70,518	$-	$73,338
Interest expense	3,669	44,916	-	48,585
Net interest income (expense)	(849)	25,602	-	24,753
Servicing fee income	73,555	-	-	73,555
Servicing costs	17,404	-	-	17,404
Net servicing income	56,151	-	-	56,151
Other expense	(95,002)	(34,071)	-	(129,073)
Other operating expenses	1,950	-	10,481	12,431
Benefit from corporate business taxes	(9,925)	-	-	(9,925)
Net Loss	$(31,725)	$(8,469)	$(10,481)	$(50,675)

Year Ended December 31, 2018
Interest income	$99	$57,251	$-	$57,350
Interest expense	2,314	32,193	2	34,509
Net interest income (expense)	(2,215)	25,058	(2)	22,841
Servicing fee income	50,776	-	-	50,776
Servicing costs	10,615	-	-	10,615
Net servicing income	40,161	-	-	40,161
Other expense	(3,573)	(10,746)	-	(14,319)
Other operating expenses	1,470	-	8,417	9,887
Provision for corporate business taxes	4,527	-	-	4,527
Net Income (Loss)	$28,376	$14,312	$(8,419)	$34,269

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,788	54,535	84,500	190,823
Total assets	226,202	1,282,786	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$112,431	$126,438	$73,697	$312,566

December 31, 2019
Investments	$291,111	$2,508,360	$-	$2,799,471
Other assets	39,742	80,207	25,145	145,094
Total assets	330,853	2,588,567	25,145	2,944,565
Debt	166,989	2,337,638	-	2,504,627
Other liabilities	10,043	16,503	14,017	40,563
Total liabilities	177,032	2,354,141	14,017	2,545,190
Book value	$153,821	$234,426	$11,128	$399,375

Note 4 — Investments in RMBS

The Company’s investments in RMBS include Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: collateralized mortgage obligations (“CMOs”) which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security, if any, is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss) (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

As of December 31, 2019

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$1,878,229	$1,596,288	$23,636	$(691)	$1,619,233	198	(B)	3.80%	3.65%	27
Freddie Mac	824,991	715,892	12,204	(245)	727,851	88	(B)	3.72%	3.59%	28
CMOs	127,229	123,053	6,030	-	129,083	30	(B)	5.28%	5.26%	11
Private Label MBS	50,500	31,595	598	-	32,193	11	(B)	4.06%	4.06%	29
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by UPB, are unrated or rated below investment grade at December 31, 2019 by at least one NRSR. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2020 and December 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2020

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	1,411,705	1,192,539	35,833	(121)	1,228,251	135	(B)	3.18%	3.05%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

As of December 31, 2019

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
1-5 Years	$1,500	$895	$64	-	$959	1	(B)	6.34%	6.34%	4
5-10 Years	64,579	61,935	4,153	-	66,088	13	(B)	5.85%	5.81%	9
Over 10 Years	2,814,870	2,403,998	38,251	(936)	2,441,313	313	(B)	3.80%	3.66%	27
Total/Weighted Average	$2,880,949	$2,466,828	$42,468	$(936)	$2,508,360	327		3.85%	3.72%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by UPB, are unrated or rated below investment grade at December 31, 2019 by at least one NRSR. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2020 and December 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2020 and December 31, 2019, the Company pledged Agency RMBS with a carrying value of approximately $1,164.4 million and $2,419.5 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2020 and December 31, 2019, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Credit related unrealized losses and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2020 and December 31, 2019, or any impairment charges in earnings during the years ended December 31, 2020 and December 31, 2019.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2020

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,656	$57,945	$(121)	$57,824	4	(B)	3.00%	2.82%	29
Total/Weighted Average	$55,656	$57,945	$(121)	$57,824	4		3.00%	2.82%	29

As of December 31, 2019

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,588	$55,429	$(105)	$55,324	5	(B)	3.70%	3.53%	29
Twelve or More Months	169,346	131,540	(831)	130,709	23	(B)	3.76%	3.54%	25
Total/Weighted Average	$224,934	$186,969	$(936)	$186,033	28		3.74%	3.54%	26

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)
The Company used an implied AAA rating for the Agency RMBS. CMOs issued by Fannie Mae or Freddie Mac consist of loss share securities, approximately half of which, by UPB, are unrated or rated below investment grade at December 31, 2019 by at least one NRSRO. Private label securities are rated investment grade or better by at least one NRSRO as of December 31, 2020 and December 31, 2019.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.
Note 5 — Investments in Servicing Related Assets

MSRs

Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.6 billion as of December 31, 2020. The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,641,277	$316,314	(C)	$174,414	3.92%	26.3	$(141,900)
MSR Total/Weighted Average	$21,641,277	$316,314		$174,414	3.92%	26.3	$(141,900)

As of December 31, 2019

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$26,142,780	$357,667	(C)	$263,357	4.27%	26.8	$(94,310)
Government	2,925,346	40,216	(C)	27,754	3.37%	25.8	(12,462)
MSR Total/Weighted Average	$29,068,126	$397,883		$291,111	4.18%	26.7	$(106,772)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases, sales and principal paydowns of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	11.1%
Virginia	8.4%
New York	7.7%
Maryland	6.7%
Texas	5.8%
North Carolina	5.5%
All other	54.8%
Total	100.0%

As of December 31, 2019

Percentage of Total Outstanding Unpaid Principal Balance
California	13.4%
Texas	6.2%
Maryland	5.6%
New York	5.1%
Virginia	5.1%
All other	64.6%
Total	100.0%

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

Common Stock ATM Program
In August 2018, the Company instituted an at-the-market offering (the “Common Stock ATM Program”) of up to $50,000,000 of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program. During the year ended December 31, 2019, the Company issued and sold 225,646 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $17.40 per share for gross proceeds of approximately $3.9 million before fees of approximately $79,000.

Preferred Stock ATM Program
In April 2018, the Company instituted an at-the-market offering (the “Preferred Series A ATM Program”) of up to $35,000,000 of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program. During the year ended December 31, 2019, the Company issued and sold 63,429 shares of Series A Preferred Stock under the Preferred Series A ATM Program. The shares were sold at a weighted average price of $25.21 per share for gross proceeds of approximately $1.6 million before fees of approximately $26,000.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10,000,000 of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases. During the year ended December 31, 2019, the Company repurchased 235,950 shares of its common stock at a weighted average purchase price of $14.59 per share and paid brokers commissions of approximately $7,000 on such repurchases.

Common Stock Purchase Information

As of December 31, 2020

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	6,954	$14.42	6,954	$6,456,695
February 1, 2020 to February 29, 2020	-	-	-	6,456,695
March 1, 2020 to March 31, 2020	135,577	12.89	135,577	4,709,137
April 1, 2020 to April 30, 2020	-	-	-	4,709,137
May 1, 2020 to May 31, 2020	-	-	-	4,709,137
June 1, 2020 to June 30, 2020	-	-	-	4,709,137
July 1, 2020 to July 31, 2020	-	-	-	4,709,137
August 1, 2020 to August 31, 2020	-	-	-	4,709,137
September 1, 2020 to September 30, 2020	-	-	-	4,709,137
October 1, 2020 to October 31, 2020	-	-	-	4,709,137
November 1, 2020 to November 30, 2020	-	-	-	4,709,137
December 1, 2020 to December 31, 2020	-	-	-	4,709,137
Totals / Averages	142,531	$12.96	142,531	$4,709,137

As of December 31, 2019

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	-	$-	-	$10,000,000
November 1, 2019 to November 30, 2019	163,800	14.52	163,800	7,621,091
December 1, 2019 to December 31, 2019	72,150	14.75	72,150	6,556,956
Totals / Averages	235,950	$14.59	235,950	$6,556,956

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

The following tables present certain information about the 2013 Plan as of the dates indicated:

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under Equity Compensation	Weighted Average Issuance
	Issued		Forfeited	Converted	Issued		Forfeited	Plans	Price
December 31, 2018	(223,900)		916	12,917	(57,875)		3,155	1,235,213
Number of securities issued or to be issued upon exercise	(66,375	)(A)	-	6,000	(18,789	)(B)	-	(79,164)	$16.68
December 31, 2019	(290,275)		916	18,917	(76,664)		3,155	1,156,049
Number of securities issued or to be issued upon exercise	(51,572	)(C)	-	9,500	(31,724	)(D)	-	(73,796)	$8.83
December 31, 2020	(341,847)		916	28,417	(108,388)		3,155	1,082,253

(A)	Subject to forfeiture in certain circumstances prior to January 2, 2022.
(B)	Subject to forfeiture in certain circumstances prior to June 13, 2020.
(C)	Subject to forfeiture in certain circumstances prior to January 2, 2023.
(D)	Subject to forfeiture in certain circumstances prior to June 18, 2021.

The Company recognized approximately $1.0 million in share-based compensation expense in each of the years ended December 31, 2020 and December 31, 2019. There was approximately $900,000 of total unrecognized share-based compensation expense as of December 31, 2020, all of which was related to unvested LTIP-OP Units. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2020, the non-controlling interest holders in the Operating Partnership owned 311,113 LTIP-OP Units, or approximately 1.8% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(53,218)	$(50,675)	$34,269
Net (income) loss allocated to noncontrolling interests in Operating Partnership	979	819	(443)
Dividends on preferred stock	9,842	9,353	5,297
Net income (loss) applicable to common stockholders	$(62,081)	$(59,209)	$28,529
Denominator:
Weighted average common shares outstanding	16,901,537	16,775,113	14,649,242
Weighted average diluted shares outstanding	16,919,204	16,787,902	14,657,498
Basic and Diluted EPS:
Basic	$(3.67)	$(3.53)	$1.95
Diluted	$(3.67)	$(3.53)	$1.95

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

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2020	2019	2018
Management fees	$6,794	$6,832	$5,088
Compensation reimbursement	976	952	858
Total	$7,770	$7,784	$5,946

Subservicing Agreement

During the year ended December 31, 2020, Freedom Mortgage directly serviced Aurora’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described below, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

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

During the year ended December 31, 2020, Aurora purchased MSRs with an aggregate UPB of approximately $6.2 billion from RoundPoint pursuant to the flow agreement for a purchase price of $50.5 million. During the year ended December 31, 2019, Aurora purchased MSRs with an aggregate UPB of approximately $7.6 billion from RoundPoint pursuant to the flow agreement for a purchase price of $80.8 million. In addition, during the year ended December 31, 2019, Aurora made a bulk purchase of MSRs from RoundPoint with an aggregate UPB of $2.0 billion for a purchase price of $23.5 million.

Joint Marketing Recapture Agreement

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. During the year ended December 31, 2020, no MSRs had been received from Freedom Mortgage. During the year ended December 31, 2019, MSRs on 19 loans with an aggregate UPB of approximately $4.4 million had been received from Freedom Mortgage which generated approximately $5,200 in fees due to Freedom Mortgage. This agreement remains in effect and will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

Other Transactions with Related Persons

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

The Ginnie Mae MSRs were originally acquired from Freedom Mortgage pursuant to the loan servicing purchase and sale agreement with Freedom Mortgage, dated as of December 15, 2016. As a result of the sale of these MSRs back to Freedom Mortgage the remaining holdback payable under the original purchase agreement of approximately $757,000 was applied to reduce the original cost of acquisition and included within “Realized loss on investments in MSRs, net” on the consolidated statements of income (loss).

The Company incurred losses of approximately $452,000 on loans repurchased from Ginnie Mae during the year ended December 31, 2020. As a result of the sale of the Ginnie Mae MSRs back to Freedom Mortgage, $573,000 of losses recoverable from Freedom Mortgage were written off and classified within “Realized loss on acquired assets, net” on the consolidated statements of income (loss). During the year ended December 31, 2019, the Company incurred losses of approximately $382,000 on loans repurchased from Ginnie Mae. Under the terms of the agreement with Freedom Mortgage, $326,000 of these foreclosure related losses were on VA loans repurchased from Ginnie Mae and were recoverable from Freedom Mortgage and were classified within “Receivables and other assets” on the consolidated balance sheets. The remaining $56,000 foreclosure related losses were not reimbursable.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2020	December 31, 2019
Notional amount of interest rate swaps	$1,451,900	$2,355,850
Notional amount of swaptions	70,000	40,000
Notional amount of TBAs, net	332,000	140,300
Notional amount of Treasury futures	110,000	310,300
Total notional amount	$1,963,900	$2,846,450

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2020	$1,451,900	4,913	0.45%	0.84%	6.4
December 31, 2019	2,355,850	7,781	1.70%	1.92%	5.3

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Underlying Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
December 31, 2020	$70,000	798	1.32%	LIBOR-BBA%	10.6	0.5
December 31, 2019	40,000	368	2.38%	LIBOR-BBA%	10.7	0.6

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2020

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$875,000	$904,653	$911,393	6,740
Sale contracts	(543,000)	(564,934)	(567,544)	(2,610)
Net TBA derivatives	$332,000	$339,719	$343,849	4,130

As of December 31, 2019

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$914,000	$928,648	$930,944	2,297
Sale contracts	(773,700)	(785,786)	(788,506)	(2,720)
Net TBA derivatives	$140,300	$142,862	$142,438	(423)

The following tables present information about the Company’s treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2020

Maturity	Notional Amount - Long	Notional Amount - Short	Net Notional Amount	Fair Value
5 years	$85,000	$-	$85,000	252
10 years	25,000	-	25,000	-
Total	$110,000	$-	$110,000	252

As of December 31, 2019

Maturity	Notional Amount - Long Positions	Notional Amount - Short Positions	Net Notional Amount	Fair Value
5 years	$262,800	$-	$262,800	(1,009)
10 years	47,500	-	47,500	(764)
Total	$310,300	$-	$310,300	(1,773)

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

		Year Ended December 31,
Derivatives	Consolidated Statements of Loss Location	2020	2019	2018
Interest rate swaps	Realized loss on derivatives, net	$(60,721)	$(27,950)	$(2,149)
Swaptions	Realized loss on derivatives, net	(505)	(1,544)	(1,451)
TBAs	Realized loss on derivatives, net	(3,423)	2,251	(2,315)
Treasury futures	Realized loss on derivatives, net	41,823	14,881	26
Total		$(22,826)	$(12,362)	$(5,889)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets, but in the case of interest rate swaps, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2020

	Gross	Gross Amounts	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,791	$-	$10,791	$(10,791)	$-	$-
Interest rate swaptions	798	-	798	(798)	-	-
TBAs	6,740	(2,611)	4,129	(4,129)	-	-
Treasury futures	252	-	252	1,717	(1,969)	-
Total Assets	$18,581	$(2,611)	$15,970	$(14,001)	$(1,969)	$-

Liabilities
Repurchase agreements	$1,149,978	$-	$1,149,978	$(1,105,621)	$(44,357)	$-
Interest rate swaps	5,878	-	5,878	(5,878)	-	-
TBAs	2,611	(2,611)	-	-	-	-
Total Liabilities	$1,158,467	$(2,611)	$1,155,856	$(1,111,499)	$(44,357)	$-

As of December 31, 2019

	Gross	Gross Amounts	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$17,921	$-	$17,921	$(17,921)	$-	$-
Interest rate swaptions	368	-	368	(368)	-	-
TBAs	2,297	(2,297)	-	-	-	-
Total Assets	$20,586	$(2,297)	$18,289	$(18,289)	$-	$-

Liabilities
Repurchase agreements	$2,337,638	$-	$2,337,638	$(2,276,251)	$(61,387)	$-
Interest rate swaps	10,140	-	10,140	(10,140)	-	-
TBAs	2,720	(2,297)	423	(423)	-	-
Treasury futures	1,774	-	1,774	3,876	(5,650)	-
Total Liabilities	$2,352,272	$(2,297)	$2,349,975	$(2,282,938)	$(67,037)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2020 and December 31, 2019.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2020 and December 31, 2019.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2020 and December 31, 2019.

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

Recurring Fair Value Measurements

As of December 31, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$715,156	$-	$715,156
Freddie Mac	-	506,954	-	506,954
Private Label MBS	-	6,141	-	6,141
RMBS total	-	1,228,251	-	1,228,251
Derivative assets
Interest rate swaps	-	10,791	-	10,791
Interest rate swaptions	-	798	-	798
TBAs	-	4,129	-	4,129
Treasury futures	-	252	-	252
Derivative assets total	-	15,970	-	15,970
Servicing related assets	-	-	174,414	174,414
Total Assets	$-	$1,244,221	$174,414	$1,418,635
Liabilities
Derivative liabilities
Interest rate swaps	-	5,878	-	5,878
Derivative liabilities total	-	5,878	-	5,878
Total Liabilities	$-	$5,878	$-	$5,878

As of December 31, 2019

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$1,619,233	$-	$1,619,233
Freddie Mac	-	727,851	-	727,851
CMOs	-	129,083	-	129,083
Private Label MBS	-	32,193	-	32,193
RMBS total	-	2,508,360	-	2,508,360
Derivative assets
Interest rate swaps	-	17,921	-	17,921
Interest rate swaptions	-	368	-	368
Derivative assets total	-	18,289	-	18,289
Servicing related assets	-	-	291,111	291,111
Total Assets	$-	$2,526,649	$291,111	$2,817,760
Liabilities
Derivative liabilities
Interest rate swaps	-	10,140	-	10,140
TBAs	-	423	-	423
Treasury futures	-	1,774	-	1,774
Derivative liabilities total	-	12,337	-	12,337
Total Liabilities	$-	$12,337	$-	$12,337

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2020 and December 31, 2019, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2020 and December 31, 2019 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2020

Level 3
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	54,439
Sales	(27,754)
Other changes (A)	(1,482)
Purchases, sales and principal paydowns:	$25,203
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,318)
Other changes in fair value (B)	(133,582)
Unrealized gain (loss) included in Net Income	$(141,900)
Balance at December 31, 2020	$174,414

As of December 31, 2019

Level 3
MSRs
Balance at December 31, 2018	$294,907
Purchases, sales and principal paydowns:
Purchases	104,969
Other changes (A)	(1,993)
Purchases, sales and principal paydowns:	$102,976
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(43,737)
Other changes in fair value (B)	(63,035)
Unrealized loss included in Net Income	$(106,772)
Balance at December 31, 2019	$291,111

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$174,414	Discounted cash flow	Constant prepayment speed	5.0% - 38.0%	15.4%
			Uncollected payments	0.3% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
TOTAL	$174,414

As of December 31, 2019

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$263,357	Discounted cash flow	Constant prepayment speed	7.8% - 21.1%	13.2%
			Uncollected payments	0.4% - 0.8%	0.7%
			Discount rate		7.3%
			Annual cost to service, per loan		$73
Government	$27,754	Discounted cash flow	Constant prepayment speed	6.5% - 19.5%	13.6%
			Uncollected payments	2.2% - 9.0%	2.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$112
TOTAL	$291,111

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

●
RMBS available for sale securities, Servicing Related Assets, derivative assets and derivative liabilities are recurring fair value measurements; carrying value equals fair value. See discussion of valuation methods and assumptions within the “Fair Value Measurements” section of this footnote.

●	Cash and cash equivalents and restricted cash have a carrying value which approximates fair value because of the short maturities of these instruments.

●
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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2020 and December 31, 2019 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of December 31, 2020 and December 31, 2019.

Commitments to Purchase/Sell RMBS

As of December 31, 2020 and December 31, 2019, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of December 31, 2020 and December 31, 2019, the Company was not obligated to purchase or sell any Agency RMBS securities.

Acknowledgment Agreements

In connection with the Fannie Mae MSR Financing Facility (as defined below in Note 12) entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 12—Notes Payable for a description of the Fannie Mae MSR Financing Facility and the financing facility it replaced.

In connection with the MSR Revolver (as defined below ) in Note 12, Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an acknowledgement agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the MSR Revolver. Aurora and the lender also entered into a consent agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 12—Notes Payable for a description of the MSR Revolver.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $1,150.0 million and $2,337.6 million of borrowings under its repurchase agreements as of December 31, 2020 and December 31, 2019, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 28 days and 42 days as of December 31, 2020 and December 31, 2019, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$482,319	0.23%
One to three months	667,659	0.23%
Total/Weighted Average	$1,149,978	0.23%

As of December 31, 2019

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,646	2.24%
One to three months	1,231,422	1.94%
Greater than three months	177,570	1.98%
Total/Weighted Average	$2,337,638	2.06%

There were no overnight or demand securities as of December 31, 2020 or December 31, 2019.

Note 12 – Notes Payable

In September 2016, Aurora and QRS III entered into a loan and security agreement (the “MSR Financing Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings up to a maximum of $25.0 million outstanding at any one time, subsequently amended to $100 million with the revolving period extended to December 20, 2020. The Company has previously guaranteed repayment of all indebtedness under the MSR Financing Facility. There was no outstanding balance under the MSR Financing Facility at December 31, 2020 and December 31, 2019 because the MSR Financing Facility and the related acknowledgement agreement with Fannie Mae were terminated and replaced in September 2019.

In May 2017, the Company, Aurora and QRS IV obtained a $20.0 million loan (the “MSR Term Facility”) secured by the pledge of Aurora’s Ginnie Mae MSRs and the Company’s ownership interest in QRS IV. The loan bears interest at a fixed rate of 6.18% per annum, amortizes on a ten-year amortization schedule and is due on May 18, 2022. In October 2019, the MSR Term Facility was amended to provide an additional $10 million of borrowing capacity (the “Servicing Advances Revolver”) to finance servicing advances on the Ginnie Mae MSRs pledged under the facility. Amounts available to finance servicing advances may be borrowed and reborrowed from time to time and bear interest at a floating rate equal to LIBOR plus a margin. The MSR Term Facility, including the revolving facility for servicing advances, was scheduled to terminate on May 18, 2022. The MSR Term Facility and the Servicing Advances Revolver were paid in full on June 30, 2020 in connection with the Company’s sale of its Ginnie Mae MSRs to Freedom Mortgage, as discussed in Note 7 above.

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018 and the Company had the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $47.5 million and $55.5 million was outstanding under the MSR Revolver at December 31, 2020 and December 31, 2019, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200.0 million of which $100.0 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $64.0 million and $97.0 million was outstanding under the Fannie Mae MSR Financing Facility at December 31, 2020 and December 31, 2019, respectively.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2020

	2021	2022	2023	2024	2025	2026	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$47,500	$-	$-	$-	$-	$-	$47,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$-	$-	$64,000
Total	$111,500	$-	$-	$-	$-	$-	$111,500

As of December 31, 2019

	2020	2021	2022	2023	2024	2025	Total
MSR Term Facility
Borrowings under MSR Term Facility	$2,000	$2,000	$10,996	$-	$-	$-	$14,996
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$-	$97,000	$-	$-	$-	$-	$97,000
Total	$2,000	$154,500	$10,996	$-	$-	$-	$167,496

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2020	December 31, 2019
Servicing advances	$18,253	$16,647
Interest receivable	3,119	8,222
Deferred tax receivable	21,523	2,757
Repurchased loans held for sale	245	3,839
Other receivables	1,495	3,632
Total other assets	$44,635	$35,097

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2020 and December 31, 2019 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2020	December 31, 2019
Accrued interest payable	$1,008	$10,779
Accrued expenses	2,737	5,090
Total accrued expenses and other liabilities	$3,745	$15,869

Note 15 – Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2020
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$8,638	$10,001	$10,132	$20,249
Interest expense	619	(18)	3,425	12,291
Net interest income	8,019	10,019	6,707	7,958
Servicing fee income	14,045	14,365	18,032	19,519
Servicing costs	4,940	5,266	6,594	5,840
Net servicing income	9,105	9,099	11,438	13,679
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	7,950	6,722	(1,769)	(17,543)
Realized loss on investments in MSRs, net	-	-	(11,347)	-
Realized gain (loss) on derivatives, net	(787)	(7,841)	4,558	(18,756)
Realized gain (loss) on acquired assets, net	(93)	(95)	(548)	46
Unrealized gain (loss) on derivatives, net	(3,266)	3,702	(4,581)	52,200
Unrealized loss on investments in Servicing Related Assets	(10,050)	(20,972)	(17,025)	(93,853)
Total Income (Loss)	10,878	634	(12,567)	(56,269)
Expenses
General and administrative expense	1,209	1,503	1,420	2,756
Management fee to affiliate	1,842	1,989	1,974	1,965
Total Expenses	3,051	3,492	3,394	4,721
Income (Loss) Before Income Taxes	7,827	(2,858)	(15,961)	(60,990)
Provision for (Benefit from) corporate business taxes	(1,216)	(2,116)	(3,278)	(12,154)
Net Income (Loss)	9,043	(742)	(12,683)	(48,836)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(168)	10	227	910
Dividends on preferred stock	2,463	2,459	2,461	2,459
Net Income (Loss) Applicable to Common Stockholders	$6,412	$(3,191)	$(14,917)	$(50,385)
Net Income (Loss) Per Share of Common Stock
Basic	$0.38	$(0.19)	$(0.88)	$(3.03)
Diluted	$0.38	$(0.19)	$(0.88)	$(3.03)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,054,634	17,054,634	16,882,077	16,611,440
Diluted	17,076,858	17,076,858	16,895,408	16,624,229

	2019
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$19,770	$19,383	$17,216	$16,969
Interest expense	13,499	12,635	11,707	10,744
Net interest income	6,271	6,748	5,509	6,225
Servicing fee income	19,318	18,687	18,362	17,188
Servicing costs	5,378	4,102	4,103	3,821
Net servicing income	13,940	14,585	14,259	13,367
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	627	275	-	-
Realized gain (loss) on derivatives, net	(17,148)	12,627	(365)	(7,476)
Realized gain (loss) on acquired assets, net	(28)	54	-	-
Unrealized gain (loss) on derivatives, net	3,357	(2,133)	(3,819)	(8,272)
Unrealized gain (loss) on investments in Servicing Related Assets	1,959	(37,514)	(44,042)	(27,175)
Total Income (Loss)	8,978	(5,358)	(28,458)	(23,331)
Expenses
General and administrative expense	1,352	1,194	1,138	963
Management fee to affiliate	1,999	2,042	1,934	1,809
Total Expenses	3,351	3,236	3,072	2,772
Income (Loss) Before Income Taxes	5,627	(8,594)	(31,530)	(26,103)
Provision for (Benefit from) corporate business taxes	1,132	(4,285)	(3,053)	(3,719)
Net Income (Loss)	4,495	(4,309)	(28,477)	(22,384)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(75)	65	460	369
Dividends on preferred stock	2,460	2,459	2,593	1,841
Net Income (Loss) Applicable to Common Stockholders	$1,960	$(6,703)	$(30,610)	$(23,856)
Net Income (Loss) Per Share of Common Stock
Basic	$0.12	$(0.40)	$(1.82)	$(1.43)
Diluted	$0.12	$(0.40)	$(1.82)	$(1.43)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	16,797,523	16,883,816	16,776,472	16,646,114
Diluted	16,810,312	16,896,605	16,789,261	16,654,370

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Current federal income tax expense (benefit)	$-	$-	$116
Current state income tax expense (benefit)	-	-	35
Deferred federal income tax expense (benefit)	(16,783)	(8,403)	3,570
Deferred state income tax expense (benefit)	(1,981)	(1,522)	806
Provision for (benefit from) Corporate Business Taxes	$(18,764)	$(9,925)	$4,527

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2020		2019		2018
Computed income tax expense (benefit) at federal rate	$(15,116)	21.0%	$(12,724)	21.0%	$8,225	21.2%
State tax expense (benefit), net of federal tax, if applicable	(1,893)	2.6%	(664)	1.1%	833	2.1%
Tax provision due to State tax rate change	(87)	0.1%	(858)	1.4% %	-	-%
Provision to return adjustment	(15)	-%	5	-%	4	-%
REIT income not subject to tax (benefit)	(1,653)	2.4%	4,316	(7.1)%	(4,535)	(11.7)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(18,764)	26.1%	$(9,925)	16.4%	$4,527	11.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at December 31, 2020 and December 31, 2019 contain the following current and deferred tax liabilities and assets, which are recorded at the TRS level (dollars in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets
Deferred tax - mortgage servicing rights	$(15,176)	$(995)
Deferred tax - net operating loss	(6,347)	(1,763)
Total net deferred tax assets	$(21,523)	$(2,758)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOL”s) were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“TCJA”). As of December 31, 2020, the Company believes it is more likely than not that it will fully realize its deferred tax assets. As of December 31, 2020 and December 31, 2019, deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. The CARES Act did not have a material financial impact on the Company’s consolidated financial statements.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2019, 2018 and 2017 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income, or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 17 – Subsequent Events

Events subsequent to December 31, 2020 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2020, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 12, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY
March 12, 2021

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2020.

Item 10.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 13.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

PART IV

Item 14.	Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-36099) filed with the SEC on February 27, 2020).

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

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 15.	Form 10-K Summary
None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 12, 2021	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2021	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 12, 2021	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 12, 2021	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 12, 2021	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

Date: March 12, 2021	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director