Form 10-Q
period 2021-03-31
Cherry Hill Mortgage Investment Corp
filed 2021-05-10
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 17,093,236 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

GLOSSARY

This glossary defines some, but not all, of the terms that we use elsewhere in this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “us,” “our,” the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company,” “we,” “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events.  Statements regarding the following subjects, among others, may be forward-looking:

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
•
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), the Government National Mortgage Association (“Ginnie Mae”) and the U.S. Securities and Exchange Commission (“SEC”), including actions such as forbearance programs and prohibitions on foreclosures taken in response to COVID-19 (as defined below);

•	mortgage loan modification programs and future legislative actions;
•
the Company’s ability and the ability of CHMI Sub-REIT, Inc. (the “Sub-REIT”) to qualify and to maintain such qualifications as real estate investment trusts (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and limitations on the Company’s business due to compliance with requirements for maintaining such qualifications as a REIT under the Code;

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020;

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

•
the ultimate geographic spread, severity and duration of pandemics such as the recent outbreak of COVID-19, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the global economy and our financial condition and results of operations;

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise may be required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited) March 31, 2021	December 31, 2020
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $925,620 and $1,164,416, respectively)	$1,014,249	$1,228,251
Investments in Servicing Related Assets, at fair value (including pledged assets of $217,174 and $174,414, respectively)	217,174	174,414
Cash and cash equivalents	61,942	83,892
Restricted cash	42,718	46,326
Derivative assets	14,242	15,970
Receivables from unsettled trades	16,702	-
Receivables and other assets	43,457	44,635
Total Assets	$1,410,484	$1,593,488
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$934,001	$1,149,978
Derivative liabilities	8,074	5,878
Notes payable	116,929	111,379
Dividends payable	6,736	6,725
Due to manager	4,120	3,217
Payables for unsettled trades	29,250	-
Accrued expenses and other liabilities	3,794	3,745
Total Liabilities	$1,102,904	$1,280,922
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of March 31, 2021 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2020, liquidation preference of $69,541 as of March 31, 2021 and liquidation preference of $69,541 as of December 31, 2020	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of March 31, 2021 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2020, liquidation preference of $50,000 as of March 31, 2021 and liquidation preference of $50,000 as of December 31, 2020	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 17,093,236 shares issued and outstanding as of March 31, 2021 and 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of December 31, 2020	175	175
Additional paid-in capital	301,197	300,997
Accumulated Deficit	(128,260)	(141,980)
Accumulated other comprehensive income	16,245	35,594
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$304,736	$310,165
Non-controlling interests in Operating Partnership	2,844	2,401
Total Stockholders’ Equity	$307,580	$312,566
Total Liabilities and Stockholders’ Equity	$1,410,484	$1,593,488

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2021	2020
Income
Interest income	$5,985	$20,249
Interest expense	112	12,291
Net interest income	5,873	7,958
Servicing fee income	13,540	19,519
Servicing costs	3,082	5,840
Net servicing income	10,458	13,679
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	2,094	(17,543)
Realized loss on derivatives, net	(4,741)	(18,756)
Realized gain on acquired assets, net	5	46
Unrealized gain (loss) on derivatives, net	(8,059)	52,200
Unrealized gain (loss) on investments in Servicing Related Assets	22,464	(93,853)
Total Income (Loss)	28,094	(56,269)
Expenses
General and administrative expense	1,442	2,756
Management fee to affiliate	1,961	1,965
Total Expenses	3,403	4,721
Income (Loss) Before Income Taxes	24,691	(60,990)
Provision for (Benefit from) corporate business taxes	3,463	(12,154)
Net Income (Loss)	21,228	(48,836)
Net income allocated to noncontrolling interests in Operating Partnership	(434)	910
Dividends on preferred stock	2,463	2,459
Net Income (Loss) Applicable to Common Stockholders	$18,331	$(50,385)
Net Income (Loss) Per Share of Common Stock
Basic	$1.07	$(3.03)
Diluted	$1.07	$(3.03)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,065,735	16,611,440
Diluted	17,087,959	16,624,229

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$21,228	$(48,836)
Other comprehensive income (loss):
Net unrealized loss on RMBS	(17,255)	(25,174)
Reclassification of net realized (gain) loss on RMBS included in earnings	(2,094)	17,543
Other comprehensive loss	(19,349)	(7,631)
Comprehensive income (loss)	$1,879	$(56,467)
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	38	(1,052)
Dividends on preferred stock	2,463	2,459
Comprehensive loss attributable to common stockholders	$(622)	$(57,874)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	9,500	-	-	-	124	-	-	-	124
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(47,926)	(910)	(48,836)
Other Comprehensive Loss	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(108)	(108)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,611)	-	(6,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$297,556	$33,783	$(116,447)	$1,951	$332,294

Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$21,228	$(48,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(2,094)	17,543
Unrealized (gain) loss on investments in Servicing Related Assets	(22,464)	93,853
Realized gain on acquired assets, net	(5)	(46)
Realized loss on derivatives, net	4,741	18,756
Unrealized (gain) loss on derivatives, net	8,059	(52,200)
Realized gain on TBA dollar rolls, net	(2,684)	(847)
Amortization of premiums on RMBS, available-for-sale	4,995	4,144
Amortization of deferred financing costs	50	83
LTIP-OP Unit awards	241	264
Changes in:
Receivables and other assets, net	1,180	(6,968)
Due to affiliates	903	(2,064)
Accrued interest on derivatives, net	(1,342)	(1,510)
Dividends payable	11	(51)
Accrued expenses and other liabilities, net	49	1,555
Net cash provided by operating activities	$12,868	$23,676
Cash Flows From Investing Activities
Purchase of RMBS	(22,045)	(352,779)
Principal paydown of RMBS	81,483	84,221
Proceeds from sale of RMBS	144,863	1,064,779
Acquisition of MSRs	(20,295)	(25,383)
Payments for settlement of derivatives	(1,849)	(413)
Proceeds from settlement of derivatives	-	29,956
Net cash provided by investing activities	$182,157	$800,381
Cash Flows From Financing Activities
Borrowings under repurchase agreements	1,502,670	2,849,697
Repayments of repurchase agreements	(1,718,647)	(3,622,103)
Proceeds from derivative financing	(3,000)	(1,167)
Proceeds from bank loans	5,500	18,204
Principal paydown of bank loans	-	(13,500)
Dividends paid	(7,074)	(9,070)
LTIP-OP Units distributions paid	(85)	(108)
Conversion of OP units	(147)	(76)
Issuance of common stock, net of offering costs	200	124
Repurchase of common stock	-	(1,748)
Net cash used in financing activities	$(220,583)	$(779,747)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(25,558)	$44,310
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	130,218	91,708
Cash, Cash Equivalents and Restricted Cash, End of Period	$104,660	$136,018
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$61	$12,208
Cash paid during the period for income taxes	6	-
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,736	$8,717
Sale of RMBS, settled after period end	(16,702)	(83,823)
Purchase of RMBS, settled after period end	29,250	-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation ( in such capacity, the “Services Provider”)”), which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. The consolidated financial statements reflect all necessary and recurring adjustments for fair presentation of the results for the periods presented herein.

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

The COVID-19 pandemic continues to take its toll on the public health and the economy in the United States. While the rollout of the available vaccines is accelerating with positive effects on efforts to reopen the economy, the increased presence of highly contagious variants of the virus has added to the substantial uncertainty regarding the full and permanent reopening of the economy. Forbearance programs and prohibitions on foreclosures have been extended adding to the concern of the consequences once the economy is fully reopened. As of March 31, 2021, 4.5% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 7.9% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.
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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $29.3 million were purchased during the three-month period ended March 31, 2021 and settled after period end. RMBS with a fair value of $16.7 million were sold during the three-month period ended March 31, 2021 and settled after period-end. All RMBS purchased and sold in the year ended December 31, 2020 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $2.6 million and $3.0 million in interest income was receivable at March 31, 2021 and December 31, 2020, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2021 and December 31, 2020. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $2.3 million and $2.0 million at March 31, 2021 and December 31, 2020, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $40.4 million and $44.4 million at March 31, 2021 and December 31, 2020, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2021 and December 31, 2020, approximately $42.3 million and $48.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduced (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):
	Three Months Ended March 31,
	2021	2020
Realized gain (loss) on RMBS, net
Gain on RMBS	$2,664	$18,150
Loss on RMBS	(570)	(35,693)
Net realized gain (loss) on RMBS	2,094	(17,543)
Realized loss on derivatives, net	(4,741)	(18,756)
Unrealized gain (loss) on derivatives, net	(8,059)	52,200
Unrealized gain (loss) on investments in Servicing Related Assets	22,464	(93,853)
Realized gain on acquired assets, net	5	46
Total	$11,763	$(77,906)

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

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.

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

Changes in Presentation

Certain prior period amounts have been reclassified to confirm to current period presentation.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2021
Interest income	$120	$5,865	$-	$5,985
Interest expense	(1,188)	1,300	-	112
Net interest income	1,308	4,565	-	5,873
Servicing fee income	13,540	-	-	13,540
Servicing costs	3,082	-	-	3,082
Net servicing income	10,458	-	-	10,458
Other income (expense)	(6,885)	18,648	-	11,763
Other operating expenses	562	-	2,841	3,403
Provision for corporate business taxes	3,463	-	-	3,463
Net Income (Loss)	$856	$23,213	$(2,841)	$21,228

Three Months Ended March 31, 2020
Interest income	$1,641	$18,608	$-	$20,249
Interest expense	1,709	10,582	-	12,291
Net interest income (expense)	(68)	8,026	-	7,958
Servicing fee income	19,519	-	-	19,519
Servicing costs	5,840	-	-	5,840
Net servicing income	13,679	-	-	13,679
Other expense	(31,856)	(46,050)	-	(77,906)
Other operating expenses	600	-	4,121	4,721
Benefit from corporate business taxes	(12,154)	-	-	(12,154)
Net Loss	$(6,691)	$(38,024)	$(4,121)	$(48,836)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2021
Investments	$217,174	$1,014,249	$-	$1,231,423
Other assets	50,517	66,121	62,423	179,061
Total assets	267,691	1,080,370	62,423	1,410,484
Debt	116,929	934,001	-	1,050,930
Other liabilities	2,651	37,498	11,825	51,974
Total liabilities	119,580	971,499	11,825	1,102,904
Book value	$148,111	$108,871	$50,598	$307,580

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,788	54,535	84,500	190,823
Total assets	226,202	1,282,786	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$112,431	$126,438	$73,697	$312,566

Note 4 — Investments in RMBS

At March 31, 2021, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security, if any, is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$769,979	$594,299	$16,567	$(3,735)	$607,131	76	(B)	3.27%	3.14%	28
Freddie Mac	474,314	403,586	7,790	(4,258)	407,118	43	(B)	3.03%	2.90%	28
Total/Weighted Average	$1,244,293	$997,885	$24,357	$(7,993)	$1,014,249	119		3.17%	3.04%	28

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2021

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	1,244,293	997,885	24,357	(7,993)	1,014,249	119	(B)	3.17%	3.04%	28
Total/Weighted Average	$1,244,293	$997,885	$24,357	$(7,993)	$1,014,249	119		3.17%	3.04%	28

As of December 31, 2020
			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	1,411,705	1,192,539	35,833	(121)	1,228,251	135	(B)	3.18%	3.05%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $925.6 million and $1,164.4 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis. In connection with the above, the Company weighs the fact that a substantial majority, if not all, of its investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2021 and December 31, 2020, or any impairment charges in earnings during the three-month periods ended March 31, 2021 and March 31, 2020.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2021

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$455,720	$454,702	$(7,993)	$446,709	43	(B)	2.67%	2.53%	29
Total/Weighted Average	$455,720	$454,702	$(7,993)	$446,709	43		2.67%	2.53%	29

As of December 31, 2020
						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,656	$57,945	$(121)	$57,824	4	(B)	3.00%	2.82%	29
Total/Weighted Average	$55,656	$57,945	$(121)	$57,824	4		3.00%	2.82%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets
Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.7 billion as of March 31, 2021.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2021

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,714,910	$194,710	(C)	$217,174	3.74%	26.4	$22,464
MSR Total/Weighted Average	$21,714,910	$194,710		$217,174	3.74%	26.4	$22,464

As of December 31, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs
Conventional	$21,641,277	$316,314	(C)	$174,414	3.92%	26.3	$(141,900)
MSR Total/Weighted Average	$21,641,277	$316,314		$174,414	3.92%	26.3	$(141,900)

(A)          See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)          Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases and sales of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2021
Percentage of Total Outstanding Unpaid Principal Balance
California	10.9%
Virgina	9.1%
New York	8.5%
Maryland	7.0%
Texas	6.0%
North Carolina	5.8%
All other	52.7%
Total	100.0%

As of December 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	11.1%
Virgina	8.4%
New York	7.7%
Maryland	6.7%
Texas	5.8%
North Carolina	5.5%
All other	54.8%
Total	100.0%

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
The Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

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
Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2021 and the year ended December 31, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2021 and the year ended December 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2021, the Company did not repurchase any shares under the share repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases.
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

The following table sets forth the number of shares of the Company’s common stock as well as LTIP-OP Units and the values thereof (based on the closing prices on the respective dates of grant) granted under the 2013 Plan. Except as otherwise indicated, all shares are fully vested.

Equity Incentive Plan Information

							Number of Securities Remaining Available For	Weighted Average
	LTIP-OP Units				Shares of Common Stock		Future Issuance Under	Issuance
	Issued		Forfeited	Converted	Issued	Forfeited	Equity Compensation Plans	Price
December 31, 2019	(290,275)		916	18,917	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900	)(A)	-	-	-	-	(41,900)	14.55
Number of securities issued or to be issued upon exercise	-		-	9,500	(9,500)	-	-	8.01
March 31, 2020	(332,175)		916	28,417	(86,164)	3,155	1,114,149

December 31, 2020	(341,847)		916	28,417	(108,388)	3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	)(B)	-	-	-	-	(49,800)	8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	(16,378)	-	-	9.00
March 31, 2021	(391,647)		916	44,795	(124,766)	3,155	1,032,453

(A)	Subject to forfeiture in certain circumstances prior to January 2, 2023.
(B)	Subject to forfeiture in certain circumstances prior to January 4, 2024.

The Company recognized approximately $294,000 and $264,000 in share-based compensation expense in the three-month periods ended March 31, 2021 and March 31, 2020, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of March 31, 2021, which was related to unvested LTIP-OP Units and unvested directors compensation paid in stock. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2021, the non-controlling interest holders in the Operating Partnership owned 345,936 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$21,228	$(48,836)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(434)	910
Dividends on preferred stock	2,463	2,459
Net income (loss) applicable to common stockholders	$18,331	$(50,385)
Denominator:
Weighted average common shares outstanding	17,065,735	16,611,440
Weighted average diluted shares outstanding	17,087,959	16,624,229
Basic and Diluted EPS:
Basic	$1.07	$(3.03)
Diluted	$1.07	$(3.03)

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Related Parties

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement expires on October 22, 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2021. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

The Manager is a party to a services agreement (the “Services Agreement”) with the Services Provider, pursuant to which the Services Provider provides to the Manager personnel and payroll and benefits administration services as needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against the Services Provider in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by the Services Provider of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement.

The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and the Services Provider were controlled by Mr. Stanley Middleman. In 2016, ownership of the Manager was transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman.

The Management Agreement provides that the Company will reimburse the Manager for (i) various expenses incurred by the Manager or its officers, and agents on the Company’s behalf, including costs of software, legal, accounting, tax, administrative and other similar services rendered for the Company by providers retained by the Manager and (ii) an agreed upon portion of the compensation paid to specified officers of the Company. The amounts under “Due to Manager” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended March 31,
	2021	2020
Management fees	$1,711	$1,727
Compensation reimbursement	250	238
Total	$1,961	$1,965

Subservicing Agreements

During the year ended December 31, 2020, Freedom Mortgage Corporation (“Freedom Mortgage”) directly serviced Aurora’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage as described below, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the Subservicing Agreement will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

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

During the three-month period ended March 31, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $1.8 billion from RoundPoint pursuant to the flow agreement for a purchase price of $14.0 million. During the three-month period ended March 31, 2020, Aurora purchased MSRs with an aggregate UPB of approximately $2.6 billion from RoundPoint pursuant to the flow agreement for a purchase price of $25.6 million.

Joint Marketing Recapture Agreements

In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will be entitled to sell the loan for its own benefit and will transfer the related MSR to Aurora. During the three-month periods ended March 31, 2021 and March 31, 2020, no MSRs had been received from Freedom Mortgage. This agreement remains in effect and will be terminated when the Subservicing Agreement with Freedom Mortgage is terminated.

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect. During the three-months ended March 31, 2021, 2,753 loans with an aggregate unpaid principal balance of approximately $692.7 million had been refinanced by RoundPoint. During the three-months ended March 31, 2020, 752 loans with an aggregate unpaid principal balance of approximately $199.4 million had been refinanced by RoundPoint.

Other Transactions with Related Parties

Aurora leases four employees from the Services Provider and reimburses the Services Provider on a monthly basis.

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

The Company incurred gains of approximately $7,000 and losses of approximately $201,000 on loans repurchased from Ginnie Mae during the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2021	December 31, 2020
Notional amount of interest rate swaps	$1,508,400	$1,451,900
Notional amount of swaptions	50,000	70,000
Notional amount of TBAs, net	342,000	332,000
Notional amount of Treasury futures	67,000	110,000
Notional amount of options on Treasury futures	80,000	-
Total notional amount	$2,047,400	$1,963,900

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2021	$1,508,400	9,963	0.44%	0.72%	6.1
December 31, 2020	$1,451,900	4,913	0.45%	0.84%	6.4

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
March 31, 2021	$50,000	3,759	1.09%	LIBOR-BBA%	10.5	0.4
December 31, 2020	$70,000	798	1.32%	LIBOR-BBA%	10.6	0.5

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As March 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
Purchase contracts	$1,553,500	$1,602,728	$1,592,488	(10,241)
Sale contracts	(1,211,500)	(1,245,386)	(1,243,122)	2,264
Net TBA derivatives	$342,000	$357,342	$349,366	(7,977)

As of December 31, 2020

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$875,000	$904,653	$911,393	6,740
Sale contracts	(543,000)	(564,934)	(567,544)	(2,610)
Net TBA derivatives	$332,000	$339,719	$343,849	4,130

The following tables present information about the Company’s treasury futures agreements as of the dates indicated (dollars in thousands):
As of March 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$40,000	$(107,000)	$423
Total	$40,000	$(107,000)	$423

As of December 31, 2020

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$85,000	$-	$252
10 years	25,000	-	-
Total	$110,000	$-	$252

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended March 31,
Derivatives	Consolidated Statements of Income (Loss) Location	2021	2020
Interest rate swaps	Realized gain (loss) on derivatives, net	$(83)	$(47,865)
Swaptions	Realized gain (loss) on derivatives, net	(273)	-
TBAs	Realized gain (loss) on derivatives, net	(3,266)	459
Treasury futures	Realized gain (loss) on derivatives, net	(1,119)	28,650
Total		$(4,741)	$(18,756)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2021

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,060	$-	$10,060	$(10,060)	$-	$-
Interest rate swaptions	3,759	-	3,759	(3,759)	-	-
TBAs	2,264	(2,264)	-	-	-	-
Treasury futures	423	-	423	1,893	(2,316)	-
Total Assets	$16,506	$(2,264)	$14,242	$(11,926)	$(2,316)	$-

Liabilities
Repurchase agreements	$934,001	$-	$934,001	$(893,599)	$(40,402)	$-
Interest rate swaps	97	-	97	(97)	-	-
TBAs	10,241	(2,264)	7,977	(7,977)	-	-
Treasury futures	-	-	-	-	-	-
Total Liabilities	$944,339	$(2,264)	$942,075	$(901,673)	$(40,402)	$-

As of December 31, 2020

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,791	$-	$10,791	$(10,791)	$-	$-
Interest rate swaptions	798	-	798	(798)	-	-
TBAs	6,740	(2,611)	4,129	(4,129)	-	-
Treasury futures	252	-	252	1,717	(1,969)	-
Total Assets	$18,581	$(2,611)	$15,970	$(14,001)	$(1,969)	$-

Liabilities
Repurchase agreements	$1,149,978	$-	$1,149,978	$(1,105,621)	$(44,357)	$-
Interest rate swaps	5,878	-	5,878	(5,878)	-	-
TBAs	2,611	(2,611)	-	-	-	-
Total Liabilities	$1,158,467	$(2,611)	$1,155,856	$(1,111,499)	$(44,357)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2021 and December 31, 2020.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2021 and December 31, 2020.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2021 and December 31, 2020.

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

Recurring Fair Value Measurements

As of March 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$607,131	$-	$607,131
Freddie Mac	-	407,118	-	407,118
RMBS total	-	1,014,249	-	1,014,249
Derivative assets
Interest rate swaps	-	10,060	-	10,060
Interest rate swaptions	-	3,759	-	3,759
Treasury futures	-	423	-	423
Derivative assets total	-	14,242	-	14,242
Servicing related assets	-	-	217,174	217,174
Total Assets	$-	$1,028,491	$217,174	$1,245,665
Liabilities
Derivative liabilities
Interest rate swaps	-	97	-	97
TBAs	-	7,977	-	7,977
Derivative liabilities total	-	8,074	-	8,074
Total Liabilities	$-	$8,074	$-	$8,074

As of December 31, 2020
	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$715,156	$-	$715,156
Freddie Mac	-	506,954	-	506,954
Private Label MBS	-	6,141	-	6,141
RMBS total	-	1,228,251	-	1,228,251
Derivative assets
Interest rate swaps	-	10,791	-	10,791
Interest rate swaptions	-	798	-	798
TBAs	-	4,129	-	4,129
Treasury futures	-	252	-	252
Derivative assets total	-	15,970	-	15,970
Servicing related assets	-	-	174,414	174,414
Total Assets	$-	$1,244,221	$174,414	$1,418,635
Liabilities
Derivative liabilities
Interest rate swaps	-	5,878	-	5,878
Derivative liabilities total	-	5,878	-	5,878
Total Liabilities	$-	$5,878	$-	$5,878

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.
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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2021 and December 31, 2020 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases, sales and principal paydowns:
Purchases	20,520
Other changes (A)	(224)
Purchases, sales and principal paydowns:	$20,296
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	54,771
Other changes in fair value (B)	(32,307)
Unrealized gain (loss) included in Net Income	$22,464
Balance at March 31, 2021	$217,174

As of December 31, 2020

Level 3
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	54,439
Sales	(27,754)
Other changes (A)	(1,482)
Purchases, sales and principal paydowns:	$25,203
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,318)
Other changes in fair value (B)	(133,582)
Unrealized gain (loss) included in Net Income	$(141,900)
Balance at December 31, 2020	$174,414

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):
Fair Value Measurements

As of March 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs
Conventional	$217,174	Discounted cash flow	Constant prepayment speed	6.6% - 27.6%	12.3%
			Uncollected payments	0.3% - 2.3%	0.6%
			Discount rate		7.0%
			Annual cost to service, per loan		$76
TOTAL	$217,174

As of December 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs
Conventional	$174,414	Discounted cash flow	Constant prepayment speed	5.0% -38.0%	15.4%
			Uncollected payments	0.3% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
TOTAL	$174,414

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2021 and December 31, 2020 are described below.

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on resources of the Services Provider to provide the Manager with the necessary resources to conduct the Company’s operations. For further discussion regarding the management fee, see Note 7.

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements, and, therefore, no accrual is required as of March 31, 2021 and December 31, 2020.

Commitments to Purchase/Sell RMBS

As of March 31, 2021 and December 31, 2020, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2021 and December 31, 2020, the Company was not obligated to purchase or sell any RMBS securities.

Acknowledgment Agreements

In connection with the Fannie Mae MSR Financing Facility (as defined below in Note 12), entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 12—Notes Payable for a description of the Fannie Mae MSR Financing Facility and the financing facility it replaced.

In connection with the MSR Revolver (as defined below in Note 12), Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an acknowledgement agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the MSR Revolver. Aurora and the lender also entered into a consent agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 12—Notes Payable for a description of the MSR Revolver.

Note 11 – Repurchase Agreements

The Company had outstanding approximately $934.0 million and $1.1 billion of borrowings under its repurchase agreements as of March 31, 2021 and December 31, 2020, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 28 days as of March 31, 2021 and December 31, 2020. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$594,093	0.18%
One to three months	339,908	0.14%
Total/Weighted Average	$934,001	0.17%

As of December 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$482,319	0.23%
One to three months	667,659	0.23%
Total/Weighted Average	$1,149,978	0.23%

There were no overnight or demand securities as of March 31, 2021 or December 31, 2020.

Note 12 – Notes Payable

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018 and the Company had the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $53.0 million and $47.5 million was outstanding under the MSR Revolver at March 31, 2021 and December 31, 2020, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200.0 million of which $100.0 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $64.0 million was outstanding under the Fannie Mae MSR Financing Facility at March 31, 2021 and December 31, 2020.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2021

	2021	2022	2023	2024	2025	2026	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$53,000	$-	$-	$-	$-	$-	$53,000
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$-	$-	$64,000
Total	$117,000	$-	$-	$-	$-	$-	$117,000

As of December 31, 2020

	2021	2022	2023	2024	2025	2026	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$47,500	$-	$-	$-	$-	$-	$47,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$-	$-	$64,000
Total	$111,500	$-	$-	$-	$-	$-	$111,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2021	December 31, 2020
Servicing advances	$18,624	$18,253
Interest receivable	2,599	3,119
Deferred tax receivable	17,932	21,523
Repurchased loans held for sale	244	245
Other receivables	4,058	1,495
Total other assets	$43,457	$44,635

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities
	March 31, 2021	December 31, 2020
Accrued interest payable	$738	$1,008
Accrued expenses	3,056	2,737
Total accrued expenses and other liabilities	$3,794	$3,745

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):
	Three Months Ended March 31,
	2021	2020
Current federal income tax benefit	$(128)	$-
Deferred federal income tax expense (benefit)	3,240	(11,265)
Deferred state income tax expense (benefit)	351	(889)
Provision for (benefit from) Corporate Business Taxes	$3,463	$(12,154)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Computed income tax expense (benefit) at federal rate	$5,185	21.0%	$(12,808)	21.0%
State tax expense (benefit), net of federal tax, if applicable	351	1.3%	(889)	1.4%
REIT income not subject to tax (benefit)	(2,073)	(8.4)%	1,543	(2.5)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$3,463	13.9%	$(12,154)	19.9%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at March 31, 2021 and December 31, 2020, contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):
	March 31, 2021	December 31, 2020
Income taxes recoverable
Federal income taxes recoverable	$(128)	$-
Income taxes recoverable	$(128)	$-

	March 31, 2021	December 31, 2020
Deferred tax assets
Deferred tax - mortgage servicing rights	$(10,946)	$(15,176)
Deferred tax - net operating loss	(6,986)	(6,347)
Total net deferred tax assets	$(17,932)	$(21,523)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOL”s) were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) passed on December 22, 2017. As of March 31, 2021, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. The CARES Act did not have a material financial impact on the Company’s consolidated financial statements.

Based on the Company's evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company's financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the period presented in these financial statements.

The Company’s 2019, 2018 and 2017 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 16 – Subsequent Events

Events subsequent to March 31, 2021 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora Financial Group, Inc. (“Aurora”), our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. All of these Excess MSRs were sold back to Freedom Mortgage in November 2016 and February 2017. Aurora has the licenses necessary to invest in mortgage servicing rights (“MSRs”) on a nationwide basis and is an approved seller/servicer for Fannie Mae and Freddie Mac.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three-month period ended March 31, 2021 and the year ended December 31, 2020.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, the “ATM Programs”)) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the three-month period ended March 31, 2021 and the year ended December 31, 2020.

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

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2021, the Company did not repurchase any common stock pursuant to the repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings have been deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Recent Developments

The COVID-19 pandemic continues to take its toll on the public health and the economy in the United States. While the rollout of the available vaccines is accelerating with positive effects on efforts to reopen the economy, the increased presence of highly contagious variants of the virus has added to the substantial uncertainty regarding the full and permanent reopening of the economy. Forbearance programs and prohibitions on foreclosures have been extended adding to the concern of the consequences once the economy is fully reopened. As of March 31, 2021, 4.5% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 7.9% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fees we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underly the MSRs held by Aurora or the non-Agency RMBS held in our portfolio.

Set forth below is the positive gross spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2021	3.04%	0.53%	2.52%
December 31, 2020	3.05%	0.59%	2.46%
September 30, 2020	3.17%	0.63%	2.54%
June 30, 2020	3.33%	0.84%	2.49%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as the COVID-19 pandemic and other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. Under these agreements, the subservicer attempts to refinance specified mortgage loans. The subservicer sells the new mortgage loan to the applicable Agency, transfers the related MSR to Aurora and then subservices the new mortgage loan on behalf of Aurora. See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 7. Transactions with Related Parties” for information regarding Aurora’s recapture agreements.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Agency RMBS, we are subject to the credit risk of borrowers under the loans backing any CMOs that we may own and to the credit enhancements built into the CMO structure. We also are subject to the credit risk of the borrowers under the mortgage loans underlying the MSRs that Aurora owns. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired MSRs. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. As an owner and manager of MSRs, we may be obligated to fund advances of principal and interest payments due to third-party owners of the loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Part I, Item 1. Consolidated Financial Statements–Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned from the ownership of MSRs. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $18.6 million and $18.3 million in reimbursable servicing advances were receivable at March 31, 2021 and December 31, 2020, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Income Taxes

We elected to be taxed as a REIT under the Code commencing with our short taxable year ended December 31, 2013. We expect to continue to qualify to be treated as a REIT. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. Our taxable REIT subsidiary, CHMI Solutions, Inc. and its wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended March 31,
	2021	2020
Income
Interest income	$5,985	$20,249
Interest expense	112	12,291
Net interest income	5,873	7,958
Servicing fee income	13,540	19,519
Servicing costs	3,082	5,840
Net servicing income	10,458	13,679
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	2,094	(17,543)
Realized loss on derivatives, net	(4,741)	(18,756)
Realized gain on acquired assets, net	5	46
Unrealized gain (loss) on derivatives, net	(8,059)	52,200
Unrealized gain (loss) on investments in Servicing Related Assets	22,464	(93,853)
Total Income (Loss)	28,094	(56,269)
Expenses
General and administrative expense	1,442	2,756
Management fee to affiliate	1,961	1,965
Total Expenses	3,403	4,721
Income (Loss) Before Income Taxes	24,691	(60,990)
Provision for (Benefit from) corporate business taxes	3,463	(12,154)
Net Income (Loss)	21,228	(48,836)
Net income allocated to noncontrolling interests in Operating Partnership	(434)	910
Dividends on preferred stock	2,463	2,459
Net Income (Loss) Applicable to Common Stockholders	$18,331	$(50,385)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2021
Interest income	$120	$5,865	$-	$5,985
Interest expense	(1,188)	1,300	-	112
Net interest income	1,308	4,565	-	5,873
Servicing fee income	13,540	-	-	13,540
Servicing costs	3,082	-	-	3,082
Net servicing income	10,458	-	-	10,458
Other income (expense)	(6,885)	18,648	-	11,763
Other operating expenses	562	-	2,841	3,403
Provision for corporate business taxes	3,463	-	-	3,463
Net Income (Loss)	$856	$23,213	$(2,841)	$21,228

Three Months Ended March 31, 2020
Interest income	$1,641	$18,608	$-	$20,249
Interest expense	1,709	10,582	-	12,291
Net interest income (expense)	(68)	8,026	-	7,958
Servicing fee income	19,519	-	-	19,519
Servicing costs	5,840	-	-	5,840
Net servicing income	13,679	-	-	13,679
Other expense	(31,856)	(46,050)	-	(77,906)
Other operating expenses	600	-	4,121	4,721
Benefit from corporate business taxes	(12,154)	-	-	(12,154)
Net Loss	$(6,691)	$(38,024)	$(4,121)	$(48,836)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2021
Investments	$217,174	$1,014,249	$-	$1,231,423
Other assets	50,517	66,121	62,423	179,061
Total assets	267,691	1,080,370	62,423	1,410,484
Debt	116,929	934,001	-	1,050,930
Other liabilities	2,651	37,498	11,825	51,974
Total liabilities	119,580	971,499	11,825	1,102,904
Book value	$148,111	$108,871	$50,598	$307,580

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,788	54,535	84,500	190,823
Total assets	226,202	1,282,786	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$112,431	$126,438	$73,697	$312,566

Interest Income

Interest income for the three-month period ended March 31, 2021 was $6.0 million as compared to $20.2 million for the three-month period ended March 31, 2020. This $14.2 million decrease in interest income primarily resulted from the sale of RMBS during 2020 in order to rebuild the Company’s unrestricted cash.

Interest Expense

Interest expense for the three-month period ended March 31, 2021 was $112,000 as compared to $12.3 million for the three-month period ended March 31, 2020. The $12.2 million decrease in interest expense was substantially related to fewer repurchase agreement borrowings and an overall decrease in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended March 31, 2021 and March 31, 2020 increased by approximately $22.5 million and decreased by approximately $93.9 million, respectively, primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended March 31, 2021 and March 31, 2020 decreased by approximately $8.1 million and increased by approximately $52.2 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2021 decreased by approximately $1.3 as compared to the three-month period ended March 31, 2020. The decrease was primarily due to lower professional fees.

Management Fees to Manager

Management fees for the three-month periods ended March 31, 2021 and March 31, 2020 decreased by approximately $4,000 and increased by approximately $156,000, respectively, from the preceding year-end. The increase in management fees during the three-month period ended March 31, 2020 was due to the issuance of our capital stock during the year ended December 31, 2019 and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 1.9% of net income for the three-month periods ended March 31, 2021 and March 31, 2020, respectively. The increase was due to the issuance of LTIP-OP Units during the three-month period ended March 31, 2021.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2021
Accumulated other comprehensive income, December 31, 2020	$35,594
Other comprehensive loss	(19,349)
Accumulated other comprehensive income, March 31, 2021	$16,245

Three Months Ended March 31, 2020
Accumulated other comprehensive income, December 31, 2019	$41,414
Other comprehensive loss	(7,631)
Accumulated other comprehensive income, March 31, 2020	$33,783

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended March 31, 2021, a 81 basis point increase in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of approximately $19.3 million, which is recorded in accumulated other comprehensive income (loss).

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

Core Earnings Summary

Core earnings for the three-month period ended March 31, 2021 as compared to the three-month period ended March 31, 2020, decreased by approximately $4.3 million, or $0.26 per average common share, primarily due to a decrease in the RMBS portfolio.

The following table reconciles the GAAP measure of net income (loss) to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net Income (Loss)	$21,228	$(48,836)
Realized loss (gain) on RMBS, net	(2,094)	17,543
Realized loss on derivatives, net	4,741	18,756
Realized gain on acquired assets, net	(5)	(46)
Unrealized loss (gain) on derivatives, net	8,059	(52,200)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	(30,059)	86,763
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	4,229	(11,550)
Total core earnings:	$6,099	$10,430
Core earnings attributable to noncontrolling interests in Operating Partnership	(125)	(194)
Dividends on preferred stock	2,463	2,459
Core Earnings Attributable to Common Stockholders	$3,511	$7,777
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.21	$0.47
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$1.07	$(3.03)

Our Portfolio

MSRs

Aurora’s  portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.7 billion as of March 31, 2021.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$217,174	$21,714,910	3.74%	0.25%	317	24	0.1%
MSR Total/Weighted Average	$217,174	$21,714,910	3.74%	0.25%	317	24	0.1%

As of December 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs
Conventional	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%

(A)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$769,979	$594,299	$16,567	$(3,735)	$607,131	76	(B)	3.27%	3.14%	28
Freddie Mac	474,314	403,586	7,790	(4,258)	407,118	43	(B)	3.03%	2.90%	28
Total/Weighted Average	$1,244,293	$997,885	$24,357	$(7,993)	$1,014,249	119		3.17%	3.04%	28

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2021	December 31, 2020
Weighted Average Asset Yield	2.08%	2.48%
Weighted Average Interest Expense	0.51%	0.71%
Net Interest Spread	1.57%	1.77%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. On May 4, 2020, the Internal Revenue Service issued a revenue procedure that temporarily reduced (through the end of 2020) the minimum amount of the total distribution that must be paid in cash to 10%. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the three-month periods ended March 31, 2021 and March 31, 2020, we did not sell any capital stock pursuant to the ATM programs. Net proceeds from prior security offerings and sales are available for general corporate purposes, including investment in RMBS. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Due to the uncertainty regarding the economy and reopening we continue to maintain a higher level of unrestricted cash than prior to the pandemic. As the future direction of the economy becomes more clear we would expect to invest more of that unrestricted cash in our targeted assets. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

As of the date of this filing, we believe we have sufficient liquid assets to satisfy all of our short-term recourse liabilities and to satisfy covenants in our financing documents. With respect to the next twelve months, we expect that our cash on hand combined with the cash flow provided by our operations will be sufficient to satisfy our anticipated liquidity needs with respect to our current investment portfolio, including related financings, potential margin calls and operating expenses. While it is inherently more difficult to forecast beyond the next twelve months, we currently expect to meet our long-term liquidity requirements through our cash on hand and, if needed, additional borrowings, proceeds received from repurchase agreements and similar financings, proceeds from equity offerings and the liquidation or refinancing of our assets.

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our Servicing Related Assets, and (iii) impairment on our securities, if any.

Repurchase Agreements

As of March 31, 2021, we had repurchase agreements with 31 counterparties and approximately $934.0 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. As of March 31, 2021, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2021 was approximately 4.9%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841
June 30, 2019	$1,882,668	$1,942,511	$1,942,511

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.9% and 5.0% as of March 31, 2021 and December 31, 2020, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$590,910	$594,093	0.18%
One to three months	351,396	339,908	0.14%
Total/Weighted Average	$942,306	$934,001	0.17%

As of December 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$484,920	$482,319	0.23%
One to three months	679,496	667,659	0.23%
Total/Weighted Average	$1,164,416	$1,149,978	0.23%

The amount of collateral as of March 31, 2021 and December 31, 2020, including cash, was $982.7 million and $1,208.8 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2021 and December 31, 2020 was 28 days.

MSR Financing

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. On June 16, 2020, the term of the MSR Revolver was renewed to July 27, 2021. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2021 and December 31, 2020, approximately $53.0 million and $47.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At March 31, 2021 and December 31, 2020, approximately $64.0 million was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $12.9 million and our investing activities provided cash of approximately $182.2 million for the three-month period ended March 31, 2021.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the three-month period ended March 31, 2021 was $1.07. Our GAAP loss per diluted share for the three-month period ended March 31, 2020 was $3.03.

Off-balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of March 31, 2021 and December 31, 2020 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, our subservicing agreements and our joint marketing recapture agreement with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, our subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. The joint marketing recapture agreement with Freedom Mortgage will be terminated when the subservicing agreement with Freedom Mortgage is terminated.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$934,001	$-	$-	$-	$934,001
Interest on repurchase agreement borrowings(A)	$174	$-	$-	$-	$174
MSR Revolver
Borrowings under MSR Revolver	$53,000	$-	$-	$-	$53,000
Interest on MSR Revolver borrowings	$864	$-	$-	$-	$864
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,372	$-	$-	$-	$1,372

As of December 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,149,978	$-	$-	$-	$1,149,978
Interest on repurchase agreement borrowings(A)	$492	$-	$-	$-	$492
MSR Revolver
Borrowings under MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on MSR Revolver borrowings	$1,134	$-	$-	$-	$1,134
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,655	$-	$-	$-	$1,655

(A)
Interest expense is calculated based on the interest rate in effect at March 31, 2021 and December 31, 2020, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay the Services Provider for services provided under the Services Agreement between the Manager and the Services Provider. Our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, controller and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

The term of the Management Agreement will expire on October 22, 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2021. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of March 31, 2021, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers. In June 2016, Aurora entered into a joint marketing recapture agreement with Freedom Mortgage. Pursuant to this agreement, Freedom Mortgage attempts to refinance certain mortgage loans underlying Aurora’s portfolio of MSRs being subserviced by Freedom Mortgage as directed by Aurora. If a loan is refinanced, Aurora will pay Freedom Mortgage a fee for its origination services. Freedom Mortgage will sell the loan for its own benefit and will transfer the related MSR to Aurora. The agreement had an initial term of one year, subject to automatic renewals of one year each. During the three-month periods ended March 31, 2021 and March 31, 2020, no MSRs had been received from Freedom Mortgage. The recapture arrangements with the other subservicers do not involve the payment of fees by Aurora.

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect. During the three-months ended March 31, 2021, 2,753 loans with an aggregate unpaid principal balance of approximately $692.7 million had been refinanced by RoundPoint. During the three-months ended March 31, 2020, 752 loans with an aggregate unpaid principal balance of approximately $199.4 million had been refinanced by RoundPoint.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our interests in our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$231,678	$224,207	$217,174	$210,542	$204,281
Change in FV	$14,504	$7,034	$-	$(6,632)	$(12,893)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$245,760	$230,809	$217,174	$204,736	$193,353
Change in FV	$28,586	$13,635	$-	$(12,438)	$(23,821)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$224,019	$220,596	$217,174	$213,751	$210,329
Change in FV	$6,845	$3,422	$-	$(3,422)	$(6,845)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2020

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$184,906	$179,511	$174,414	$169,595	$165,031
Change in FV	$10,492	$5,096	$-	$(4,820)	$(9,383)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$210,532	$191,603	$174,414	$158,811	$144,606
Change in FV	$36,117	$17,189	$-	$(15,603)	$(29,808)
% Change in FV	21%	10%	-	(9)%	(17)%
Servicing Cost Shift in %
Estimated FV	$180,274	$177,344	$174,414	$171,485	$168,555
Change in FV	$5,859	$2,930	$-	$(2,930)	$(5,859)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2021

		Fair Value Change
	March 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,393,624
RMBS Total Return (%)		(0.28)%	(0.67)%	(1.15)%	(1.72)%	(3.05)%
RMBS Dollar Return		$(3,908)	$(9,324)	$(16,040)	$(23,971)	$(42,493)

As of December 31, 2020

		Fair Value Change
	December 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,570,182
RMBS Total Return (%)		(0.07)%	(0.32)%	(0.74)%	(1.31)%	(2.81)%
RMBS Dollar Return		$(1,160)	$(4,975)	$(11,554)	$(20,597)	$(44,187)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2021, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2021, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 10, 2021	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2021	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
March 31, 2021

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

*Filed herewith.
**Furnished herewith.