Form 10-Q
period 2021-06-30
Cherry Hill Mortgage Investment Corp
filed 2021-08-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 9, 2021, there were 17,113,450 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2021	December 31, 2020
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $933,100 and $1,164,416, respectively)	$998,799	$1,228,251
Investments in Servicing Related Assets, at fair value (including pledged assets of $211,995 and $174,414, respectively)	211,995	174,414
Cash and cash equivalents	54,370	83,892
Restricted cash	9,818	46,326
Derivative assets	17,646	15,970
Receivables and other assets	42,128	44,635
Total Assets	$1,334,756	$1,593,488
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$897,047	$1,149,978
Derivative liabilities	920	5,878
Notes payable	134,978	111,379
Dividends payable	6,740	6,725
Due to manager	4,535	3,217
Accrued expenses and other liabilities	3,488	3,745
Total Liabilities	$1,047,708	$1,280,922
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of June 30, 2021 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2020, liquidation preference of $69,541 as of June 30, 2021 and liquidation preference of $69,541 as of December 31, 2020	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of June 30, 2021 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2020, liquidation preference of $50,000 as of June 30, 2021 and liquidation preference of $50,000 as of December 31, 2020	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 17,113,450 shares issued and outstanding as of June 30, 2021 and 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of December 31, 2020	175	175
Additional paid-in capital	301,249	300,997
Accumulated Deficit	(146,719)	(141,980)
Accumulated other comprehensive income	14,241	35,594
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$284,325	$310,165
Non-controlling interests in Operating Partnership	2,723	2,401
Total Stockholders’ Equity	$287,048	$312,566
Total Liabilities and Stockholders’ Equity	$1,334,756	$1,593,488

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income
Interest income	$7,085	$10,132	$13,070	$30,381
Interest expense	449	3,425	561	15,716
Net interest income	6,636	6,707	12,509	14,665
Servicing fee income	13,748	18,032	27,288	37,551
Servicing costs	4,072	6,594	7,154	12,434
Net servicing income	9,676	11,438	20,134	25,117
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	983	(1,769)	3,077	(19,312)
Realized loss on investments in MSRs, net	-	(11,347)	-	(11,347)
Realized gain (loss) on derivatives, net	(10,139)	4,558	(14,880)	(14,198)
Realized gain (loss) on acquired assets, net	29	(548)	34	(502)
Unrealized gain (loss) on derivatives, net	3,548	(4,581)	(4,511)	47,619
Unrealized gain (loss) on investments in Servicing Related Assets	(20,501)	(17,025)	1,963	(110,878)
Total Income (Loss)	(9,768)	(12,567)	18,326	(68,836)
Expenses
General and administrative expense	1,726	1,420	3,168	4,176
Management fee to affiliate	1,949	1,974	3,910	3,939
Total Expenses	3,675	3,394	7,078	8,115
Income (Loss) Before Income Taxes	(13,443)	(15,961)	11,248	(76,951)
Provision for (Benefit from) corporate business taxes	(1,830)	(3,278)	1,633	(15,432)
Net Income (Loss)	(11,613)	(12,683)	9,615	(61,519)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	240	227	(194)	1,137
Dividends on preferred stock	2,465	2,461	4,928	4,920
Net Income (Loss) Applicable to Common Stockholders	$(13,838)	$(14,917)	$4,493	$(65,302)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.81)	$(0.88)	$0.26	$(3.90)
Diluted	$(0.81)	$(0.88)	$0.26	$(3.90)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,073,943	16,882,077	17,069,861	16,746,758
Diluted	17,096,124	16,895,408	17,092,064	16,759,818

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(11,613)	$(12,683)	$9,615	$(61,519)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	(1,021)	14,017	(18,276)	(11,157)
Reclassification of net realized (gain) loss on RMBS included in earnings	(983)	1,769	(3,077)	19,312
Other comprehensive income (loss)	(2,004)	15,786	(21,353)	8,155
Comprehensive income (loss)	$(13,617)	$3,103	$(11,738)	$(53,364)
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(276)	66	(237)	(986)
Dividends on preferred stock	2,465	2,461	4,928	4,920
Comprehensive income (loss) attributable to common stockholders	$(15,806)	$576	$(16,429)	$(57,298)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity

Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	9,500	-	-	-	124	-	-	-	124
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(47,926)	(910)	(48,836)
Other Comprehensive Loss	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(108)	(108)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,611)	-	(6,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$297,556	$33,783	$(116,447)	$1,951	$332,294

Issuance of common stock	549,234	5	-	-	3,352	-	-	-	3,357
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(12,456)	(227)	(12,683)
Other Comprehensive Income	-	-	-	-	-	15,786	-	-	15,786
LTIP-OP Unit awards	-	-	-	-	-	-	-	307	307
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(61)	(61)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,610)	-	(4,610)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,430)	-	(1,430)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2020	17,076,858	$175	4,781,635	$115,281	$300,908	$49,569	$(135,974)	$1,970	$331,929

Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580

Issuance of common stock	20,214	-	-	-	52	-	-	-	52
Conversion of OP units	-	-	-	-	-	-	-	-	-
Redemption of OP units for cash	-	-	-	-	-	-	-	(69)	(69)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(11,373)	(240)	(11,613)
Other Comprehensive Loss	-	-	-	-	-	(2,004)	-	-	(2,004)
LTIP-OP Unit awards	-	-	-	-	-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(93)	(93)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,621)	-	(4,621)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,434)	-	(1,434)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2021	17,113,450	$175	4,781,635	$115,379	$301,249	$14,241	$(146,719)	$2,723	$287,048

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$9,615	$(61,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(3,077)	19,312
Unrealized (gain) loss on investments in Servicing Related Assets	(1,963)	110,878
Realized loss on investments in MSRs, net	-	11,347
Realized (gain) loss on acquired assets, net	(34)	502
Realized loss on derivatives, net	14,880	14,198
Unrealized (gain) loss on derivatives, net	4,511	(47,619)
Realized gain on TBA dollar rolls, net	(6,243)	(1,927)
Amortization of premiums on RMBS, available-for-sale	8,464	7,470
Amortization of deferred financing costs	99	288
LTIP-OP Unit awards	522	571
Changes in:
Receivables and other assets, net	2,540	(7,435)
Due to affiliates	1,318	(120)
Accrued interest on derivatives, net	(2,234)	(3,025)
Dividends payable	15	(2,048)
Accrued expenses and other liabilities, net	(257)	(11,034)
Net cash provided by operating activities	$28,156	$29,839
Cash Flows From Investing Activities
Purchase of RMBS	(338,186)	(580,466)
Principal paydown of RMBS	151,367	151,507
Proceeds from sale of RMBS	389,531	1,406,447
Proceeds from sale of MSRs	-	15,831
Acquisition of MSRs	(35,617)	(24,783)
Payments for settlement of derivatives	(8,548)	(890)
Proceeds from settlement of derivatives	-	42,567
Net cash provided by investing activities	$158,547	$1,010,213
Cash Flows From Financing Activities
Borrowings under repurchase agreements	3,036,304	4,510,387
Repayments of repurchase agreements	(3,289,235)	(5,452,707)
Proceeds from derivative financing	(9,000)	(11,446)
Proceeds from bank loans	23,500	18,204
Principal paydown of bank loans	-	(53,701)
Dividends paid	(14,160)	(16,141)
LTIP-OP Units distributions paid	(178)	(169)
Conversion of OP units	(147)	(76)
Redemption of OP units for cash	(69)	-
Issuance of common stock, net of offering costs	252	3,481
Repurchase of common stock	-	(1,748)
Net cash used in financing activities	$(252,733)	$(1,003,916)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(66,030)	$36,136
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	130,218	91,708
Cash, Cash Equivalents and Restricted Cash, End of Period	$64,188	$127,844
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$461	$15,429
Cash paid during the period for income taxes	$47	$5
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,740	$6,720
Purchase of RMBS, settled after period end	$-	35,898

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”)”), which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

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

The COVID-19 pandemic continues to take its toll on the public health and the economy in the United States. While the rollout of the available vaccines is accelerating with positive effects on reopening the economy, the increased presence of highly contagious variants of the virus has added to the substantial uncertainty regarding the full and permanent reopening of the economy. Forbearance programs and prohibitions on foreclosures have been extended adding to the concern of the consequences once the economy is fully reopened. As of June 30, 2021, 3.0% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 6.8% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold during the six-month period ended June 30, 2021 were settled prior to period end. All RMBS purchased and sold during the year ended December 31, 2020 were settled prior to period-end.
Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $2.4 million and $3.0 million in interest income was receivable at June 30, 2021 and December 31, 2020, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2021 and December 31, 2020. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, U.S. Treasury futures and “to-be-announced” securities (“TBAs”). Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and U.S. Treasury futures are used to manage duration risk as well as basis risk and pricing risk on the Company’s financing facilities for MSRs. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

The Company’s bi-lateral derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps and U.S. Treasury futures are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net” in the consolidated statements of income (loss). Net interest income (cost) on interest rate swaps is included in “Interest expense” in the consolidated statements of income (loss). Net interest income on interest rate swaps for the three and six-month periods ended June 30, 2021 was $891,000 and $2.2 million, respectively. Net interest income on interest rate swaps for the three and six-month periods ended June 30, 2020 was $1.5 million and $3.0 million, respectively. TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency MBS (interest income less an implied cost of financing). TBA dollar roll income is included in “Interest income” in the consolidated statements of income (loss). TBA dollar roll income for the three and six-month periods ended June 30, 2021 was $3.6 million and $6.2 million, respectively.  TBA dollar roll income for the three and six-month periods ended June 30, 2020 was $1.1 million and $1.9 million, respectively.
Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $1.2 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $8.6 million and $44.4 million at June 30, 2021 and December 31, 2020, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2021 and December 31, 2020, approximately $36.3 million and $48.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized gain (loss) on RMBS, net
Gain on RMBS	$2,820	$513	$5,484	$18,663
Loss on RMBS	(1,837)	(2,282)	(2,407)	(37,975)
Net realized gain (loss) on RMBS	983	(1,769)	3,077	(19,312)
Realized gain (loss) on derivatives, net	(10,139)	4,558	(14,880)	(14,198)
Unrealized gain (loss) on derivatives, net	3,548	(4,581)	(4,511)	47,619
Realized loss on MSRs, net	-	(11,347)	-	(11,347)
Unrealized gain (loss) on investments in Servicing Related Assets	(20,501)	(17,025)	1,963	(110,878)
Realized gain (loss) on acquired assets, net	29	(548)	34	(502)
Total	$(26,080)	$(30,712)	$(14,317)	$(108,618)

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

Dividends Payable

Because the Company is organized as a REIT under the Code, it is required by law to distribute annually at least 90% of its REIT taxable income, which it does in the form of quarterly dividend payments. The Company accrues the dividend payable on outstanding shares on the accounting date, which causes an offsetting reduction in retained earnings.

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

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. While the Company currently does not have any hedging relationships, the Company’s debt facilities incorporate LIBOR as the reference rate.  Certain of these facilities mature prior to the phase out of LIBOR while others have provisions in place that provide for an alternative to LIBOR upon its phase out. If a facility is silent on a fall back, the transition will be governed by market approaches prevailing at the time. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company is currently evaluating the effect this guidance will have on its consolidated financial statements.
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
Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2021
Interest income	$105	$6,980	$-	$7,085
Interest expense	(771)	1,220	-	449
Net interest income	876	5,760	-	6,636
Servicing fee income	13,748	-	-	13,748
Servicing costs	4,072	-	-	4,072
Net servicing income	9,676	-	-	9,676
Other expense	(12,995)	(13,085)	-	(26,080)
Other operating expenses	846	-	2,829	3,675
Benefit from corporate business taxes	(1,830)	-	-	(1,830)
Net Loss	$(1,459)	$(7,325)	$(2,829)	$(11,613)
Three Months Ended June 30, 2020
Interest income	$479	$9,653	$-	$10,132
Interest expense	438	2,987	-	3,425
Net interest income	41	6,666	-	6,707
Servicing fee income	18,032	-	-	18,032
Servicing costs	6,594	-	-	6,594
Net servicing income	11,438	-	-	11,438
Other expense	(24,746)	(5,966)	-	(30,712)
Other operating expenses	1,135	-	2,259	3,394
Benefit from corporate business taxes	(3,278)	-	-	(3,278)
Net Income (Loss)	$(11,124)	$700	$(2,259)	$(12,683)
Six Months Ended June 30, 2021
Interest income	$225	$12,845	$-	$13,070
Interest expense	(1,959)	2,520	-	561
Net interest income	2,184	10,325	-	12,509
Servicing fee income	27,288	-	-	27,288
Servicing costs	7,154	-	-	7,154
Net servicing income	20,134	-	-	20,134
Other income (expense)	(19,880)	5,563	-	(14,317)
Other operating expenses	1,408	-	5,670	7,078
Provision for corporate business taxes	1,633	-	-	1,633
Net Income (Loss)	$(603)	$15,888	$(5,670)	$9,615
Six Months Ended June 30, 2020
Interest income	$2,120	$28,261	$-	$30,381
Interest expense	2,147	13,569	-	15,716
Net interest income (expense)	(27)	14,692	-	14,665
Servicing fee income	37,551	-	-	37,551
Servicing costs	12,434	-	-	12,434
Net servicing income	25,117	-	-	25,117
Other expense	(56,602)	(52,016)	-	(108,618)
Other operating expenses	1,735	-	6,380	8,115
Benefit from corporate business taxes	(15,432)	-	-	(15,432)
Net Loss	$(17,815)	$(37,324)	$(6,380)	$(61,519)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2021
Investments	$211,995	$998,799	$-	$1,210,794
Other assets	48,668	20,638	54,656	123,962
Total assets	260,663	1,019,437	54,656	1,334,756
Debt	134,978	897,047	-	1,032,025
Other liabilities	2,575	837	12,271	15,683
Total liabilities	137,553	897,884	12,271	1,047,708
Book value	$123,110	$121,553	$42,385	$287,048

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$111,706	$127,163	$73,697	$312,566

Note 4 — Investments in RMBS

At June 30, 2021, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security, if any, is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$776,856	$606,853	$11,739	$(1,548)	$617,044	76	(B)	3.13%	2.99%	28
Freddie Mac	448,149	377,588	6,442	(2,275)	381,755	43	(B)	2.98%	2.85%	28
Total/Weighted Average	$1,225,005	$984,441	$18,181	$(3,823)	$998,799	119		3.07%	2.94%	28

As of December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of June 30, 2021

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Over 10 Years	1,225,005	984,441	18,181	(3,823)	998,799	119	(B)	3.07%	2.94%	28
Total/Weighted Average	$1,225,005	$984,441	$18,181	$(3,823)	$998,799	119		3.07%	2.94%	28

As of December 31, 2020
			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	1,411,705	1,192,539	35,833	(121)	1,228,251	135	(B)	3.18%	3.05%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At June 30, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $933.1 million and $1,164.4 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.
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

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2021 and December 31, 2020, or any impairment charges in earnings during the three-month periods ended June 30, 2021 and June 30, 2020.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2021

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
Less than Twelve Months	$437,608	$435,577	$(3,823)	$431,754	39	(B)	2.75%	2.60%	29
Total/Weighted Average	$437,608	$435,577	$(3,823)	$431,754	39		2.75%	2.60%	29

As of December 31, 2020
							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,656	$57,945	$(121)	$57,824	4	(B)	3.00%	2.82%	29
Total/Weighted Average	$55,656	$57,945	$(121)	$57,824	4		3.00%	2.82%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS are rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets
Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $21.5 billion as of June 30, 2021.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2021

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,523,383	$210,032	(C)	$211,995	3.63%	26.4	$1,963
MSR Total/Weighted Average	$21,523,383	$210,032		$211,995	3.63%	26.4	$1,963

As of December 31, 2020

	Unpaid Principal Balance	Cost Basis		Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,641,277	$316,314	(C)	$174,414	3.92%	26.3	$(141,900)
MSR Total/Weighted Average	$21,641,277	$316,314		$174,414	3.92%	26.3	$(141,900)

(A)          See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)          Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.
(C)	MSR cost basis consists of the carrying value of the prior period, adjusted for any purchases and sales of the underlying mortgage loans.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2021
Percentage of Total Outstanding Unpaid Principal Balance
California	11.9%
Virginia	9.5%
New York	8.9%
Maryland	7.2%
Texas	6.1%
North Carolina	5.9%
All other	50.5%
Total	100.0%

As of December 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	11.1%
Virginia	8.4%
New York	7.7%
Maryland	6.7%
Texas	5.8%
North Carolina	5.5%
All other	54.8%
Total	100.0%

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
Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month period ended June 30, 2021 and the year ended December 31, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month period ended June 30, 2021 and the year ended December 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month period ended June 30, 2021, the Company did not repurchase any shares under the share repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid broker commissions of approximately $4,300 on such repurchases.

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
Equity Incentive Plan Information

								Number of Securities Remaining Available For	Weighted Average
	LTIP-OP Units					Shares of Common Stock		Future Issuance Under	Issuance
	Issued		Forfeited	Converted	Redeemed	Issued	Forfeited	Equity Compensation Plans	Price
December 31, 2019	(290,275)		916	18,917	-	(76,664)	3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900	)(A)	-	-	-	-	-	(41,900)	$14.55
Number of securities issued or to be issued upon exercise	-		-	9,500	-	(9,500)	-	-	$8.01
March 31, 2020	(332,175)		916	28,417	-	(86,164)	3,155	1,114,149
Number of securities issued or to be issued upon exercise	(9,672)		-	-	-	-	-	(9,672)	$6.27
Number of securities issued or to be issued upon exercise	-		-	-	-	(22,224)	-	(22,224)	$9.18
June 30, 2020	(341,847)		916	28,417	-	(108,388)	3,155	1,082,253

December 31, 2020	(341,847)		916	28,417	-	(108,388)	3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	)(B)	-	-	-	-	-	(49,800)	$8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	-	(16,378)	-	-	$9.00
March 31, 2021	(391,647)		916	44,795	-	(124,766)	3,155	1,032,453
Number of securities redeemed	-		-	-	3,500	-	-	-	$9.53
Number of securities redeemed	-		-	-	3,354	-	-	-	$10.48
Number of securities issued or to be issued upon exercise	-		-	-	-	(20,214)	-	(20,214)	$10.39
June 30, 2021	(391,647)		916	44,795	6,854	(144,980)	3,155	1,012,239

(A)	Subject to forfeiture in certain circumstances prior to January 2, 2023.
(B)	Subject to forfeiture in certain circumstances prior to January 4, 2024.

The Company recognized approximately $333,000 and $359,000 in share-based compensation expense in the three-month periods ended June 30, 2021 and June 30, 2020, respectively. The Company recognized approximately $626,000 and $675,000 in share-based compensation expense in the six-month periods ended June 30, 2021 and June 30, 2020, respectively. There was approximately $945,000 of total unrecognized share-based compensation expense as of June 30, 2021, which was related to unvested LTIP-OP Units and unvested directors compensation paid in stock. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).
Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2021, the non-controlling interest holders in the Operating Partnership owned 345,501 LTIP-OP Units, or approximately 2.02% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(11,613)	$(12,683)	$9,615	$(61,519)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	240	227	(194)	1,137
Dividends on preferred stock	2,465	2,461	4,928	4,920
Net income (loss) applicable to common stockholders	$(13,838)	$(14,917)	$4,493	$(65,302)
Denominator:
Weighted average common shares outstanding	17,073,943	16,882,077	17,069,861	16,746,758
Weighted average diluted shares outstanding	17,096,124	16,895,408	17,092,064	16,759,818
Basic and Diluted EPS:
Basic	$(0.81)	$(0.88)	$0.26	$(3.90)
Diluted	$(0.81)	$(0.88)	$0.26	$(3.90)

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

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager personnel and payroll and benefits administration services as needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement.

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

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$1,699	$1,736	$3,410	$3,463
Compensation reimbursement	250	238	500	476
Total	$1,949	$1,974	$3,910	$3,939

Subservicing Agreements

During the year ended December 31, 2020, Freedom Mortgage directly serviced Aurora’s portfolio of Ginnie Mae MSRs pursuant to a subservicing agreement entered into on June 10, 2015. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020 as described below, Freedom Mortgage has continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

The following table provides information about loans refinanced by RoundPoint as of the dates indicated (dollars in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Number of loans refinanced	2,173	691
Aggregate unpaid principal balance of refinanced loans	$547,290	$178,409

	Six Months Ended
	June 30, 2021	June 30, 2020
Number of loans refinanced	4,926	1,443
Aggregate unpaid principal balance of refinanced loans	$1,240,012	$377,764

Joint Marketing Recapture Agreements

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect.

Other Transactions with Related Parties

Aurora leases three employees from Freedom Mortgage and reimburses Freedom Mortgage on a monthly basis.

On June 30, 2020, Aurora sold its portfolio of Ginnie Mae MSRs with a carrying value of approximately $15.7 million to Freedom Mortgage pursuant to a Loan Servicing Purchase and Sale Agreement, dated as of that date, between Freedom Mortgage as buyer and Aurora as seller for proceeds of approximately $15.8 million. The Company recorded a realized loss of $11.3 million on the sale which includes $11.5 million of previously incurred unrealized losses in market value through the six-month period ended June 30, 2020. The sale is part of the Company’s servicing related assets segment. The sale was approved by the Nominating and Corporate Governance Committee of the Company’s board of directors which consists solely of independent directors. The proceeds were used in part to pay off in full a $11.2 million term loan facility financing the Ginnie Mae MSRs and a related advancing facility, with the balance of the proceeds available for general corporate purposes.

The Ginnie Mae MSRs were originally acquired from Freedom Mortgage pursuant to the loan servicing purchase and sale agreement with Freedom Mortgage, dated as of December 15, 2016. As a result of the sale of these MSRs back to Freedom Mortgage the remaining holdback payable under the original purchase agreement of approximately $757,000 was applied to reduce the original cost of acquisition and included within “Realized loss on investments in MSRs, net” on the consolidated statements of income (loss) for the six-month period ended June 30, 2020.

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, TBAs and U.S. Treasury Futures

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

In order to help mitigate duration risk and manage basis risk and the pricing risk under the Company’s financing facilities, the Company utilizes U.S. Treasury futures and forward-settling purchases and sales of RMBS where the underlying pools of mortgage loans are TBAs. Pursuant to these TBA transactions, the Company agrees to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Unless otherwise indicated, references to U.S. Treasury futures include options on U.S. Treasury futures.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2021	December 31, 2020
Notional amount of interest rate swaps	$1,427,500	$1,451,900
Notional amount of swaptions	70,000	70,000
Notional amount of TBAs, net	352,900	332,000
Notional amount of treasury futures	67,000	110,000
Notional amount of options on treasury futures	30,000	-
Total notional amount	$1,947,400	$1,963,900

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):
	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2021	$1,427,500	$14,268	0.50%	0.72%	6.6
December 31, 2020	$1,451,900	$4,913	0.45%	0.84%	6.4

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
June 30, 2021	$70,000	$1,516	1.54%	LIBOR-BBA%	9.3	0.6
December 31, 2020	$70,000	$798	1.32%	LIBOR-BBA%	10.6	0.5

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As June 30, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$1,364,500	$1,405,001	$1,407,235	$2,235
Sale contracts	(1,011,600)	(1,042,991)	(1,044,343)	(1,352)
Net TBA derivatives	$352,900	$362,010	$362,892	$883

As of December 31, 2020

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$875,000	$904,653	$911,393	$6,740
Sale contracts	(543,000)	(564,934)	(567,544)	(2,610)
Net TBA derivatives	$332,000	$339,719	$343,849	$4,130

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):
As of June 30, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$11,500	$-	$18
10 years	55,500	-	(42)
Total	$67,000	$-	$(24)

As of December 31, 2020

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$85,000	$-	$252
10 years	25,000	-	-
Total	$110,000	$-	$252

The Company did not have any U.S. Treasury futures options agreements as of December 31, 2020. The following table presents information about the Company’s U.S. Treasury futures options agreements as of the dates indicated (dollars in thousands):

As of June 30, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$70,000	$40,000)	$83
Total	$70,000	$(40,000)	$83

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	Consolidated Statements of Income (Loss) Location	2021	2020	2021	2020
Interest rate swaps	Realized gain (loss) on derivatives, net	$(209)	$(6,759)	$(292)	$(54,624)
Swaptions	Realized gain (loss) on derivatives, net	(321)	(212)	(594)	(212)
TBAs	Realized gain (loss) on derivatives, net	(7,473)	(115)	(10,739)	344
Treasury futures	Realized gain (loss) on derivatives, net	(2,136)	11,644	(3,255)	40,294
Total		$(10,139)	$4,558	$(14,880)	$(14,198)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and U.S. Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets, but in the case of interest rate swaps, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2021

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$15,164	$-	$15,164	$(15,164)	$-	$-
Interest rate swaptions	1,516	-	1,516	(1,516)	-	-
TBAs	2,235	(1,352)	883	(883)	-	-
U.S. treasury futures options	83	-	83	1,129	(1,212)	-
Total Assets	$18,998	$(1,352)	$17,646	$(16,434)	$(1,212)	$-

Liabilities
Repurchase agreements	$897,047	$-	$897,047	$(888,441)	$(8,606)	$-
Interest rate swaps	896	-	896	(896)	-	-
TBAs	1,352	(1,352)	-	-	-	-
U.S. treasury futures	24	-	24	(24)	-	-
Total Liabilities	$899,319	$(1,352)	$897,967	$(889,361)	$(8,606)	$-

As of December 31, 2020

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,791	$-	$10,791	$(10,791)	$-	$-
Interest rate swaptions	798	-	798	(798)	-	-
TBAs	6,740	(2,611)	4,129	(4,129)	-	-
Treasury futures	252	-	252	1,717	(1,969)	-
Total Assets	$18,581	$(2,611)	$15,970	$(14,001)	$(1,969)	$-

Liabilities
Repurchase agreements	$1,149,978	$-	$1,149,978	$(1,105,621)	$(44,357)	$-
Interest rate swaps	5,878	-	5,878	(5,878)	-	-
TBAs	2,611	(2,611)	-	-	-	-
Total Liabilities	$1,158,467	$(2,611)	$1,155,856	$(1,111,499)	$(44,357)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2021 and December 31, 2020.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2021 and December 31, 2020.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2021 and December 31, 2020.

Both the Company and the derivative counterparties under their netting arrangements are required to post cash collateral based upon the net underlying market value of the Company’s open positions with the counterparties. Posting of cash collateral typically occurs daily, subject to certain dollar thresholds. Due to the existence of netting arrangements, as well as frequent cash collateral posting at low posting thresholds, credit exposure to the Company and/or counterparties is considered materially mitigated. The Company’s interest rate swaps and U.S. Treasury futures are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Based on the Company’s assessment, there is no requirement for any additional adjustment to derivative valuations specifically for credit.

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands).

Recurring Fair Value Measurements

As of June 30, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$617,044	$-	$617,044
Freddie Mac	-	381,755	-	381,755
RMBS total	-	998,799	-	998,799
Derivative assets
Interest rate swaps	-	15,164	-	15,164
Interest rate swaptions	-	1,516	-	1,516
TBAs	-	883	-	883
U.S. treasury futures options	-	83	-	83
Derivative assets total	-	17,646	-	17,646
Servicing related assets	-	-	211,995	211,995
Total Assets	$-	$1,016,445	$211,995	$1,228,440
Liabilities
Derivative liabilities
Interest rate swaps	-	896	-	896
U.S. treasury futures	-	24	-	24
Derivative liabilities total	-	920	-	920
Total Liabilities	$-	$920	$-	$920

As of December 31, 2020
	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$715,156	$-	$715,156
Freddie Mac	-	506,954	-	506,954
Private Label MBS	-	6,141	-	6,141
RMBS total	-	1,228,251	-	1,228,251
Derivative assets
Interest rate swaps	-	10,791	-	10,791
Interest rate swaptions	-	798	-	798
TBAs	-	4,129	-	4,129
Treasury futures	-	252	-	252
Derivative assets total	-	15,970	-	15,970
Servicing related assets	-	-	174,414	174,414
Total Assets	$-	$1,244,221	$174,414	$1,418,635
Liabilities
Derivative liabilities
Interest rate swaps	-	5,878	-	5,878
Derivative liabilities total	-	5,878	-	5,878
Total Liabilities	$-	$5,878	$-	$5,878

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2021 and December 31, 2020 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases, sales and principal paydowns:
Purchases	36,059
Other changes (A)	(441)
Purchases, sales and principal paydowns:	$35,618
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	47,201
Other changes in fair value (B)	(45,238)
Unrealized gain (loss) included in Net Income	$1,963
Balance at June 30, 2021	$211,995

As of December 31, 2020

Level 3
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	54,439
Sales	(27,754)
Other changes (A)	(1,482)
Purchases, sales and principal paydowns:	$25,203
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,318)
Other changes in fair value (B)	(133,582)
Unrealized gain (loss) included in Net Income	$(141,900)
Balance at December 31, 2020	$174,414

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):
Fair Value Measurements

As of June 30, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs	$211,995	Discounted cash flow	Constant prepayment speed	6.9% - 25.0%	12.7%
			Uncollected payments	0.3% - 2.5%	0.7%
			Discount rate		7.0%
			Annual cost to service, per loan		$76
Total	$211,995

As of December 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average
MSRs	$174,414	Discounted cash flow	Constant prepayment speed	5.0% -38.0%	15.4%
			Uncollected payments	0.3% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
Total	$174,414

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2021 and December 31, 2020 are described below.

Management Agreement

The Company pays the Manager a management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on Freedom Mortgage to provide the Manager with the necessary resources and personnel to conduct the Company’s operations. For further discussion regarding the management fee, see Note 7.

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. The Company has established immaterial reserves for these possible matters.

Commitments to Purchase/Sell RMBS

As of June 30, 2021 and December 31, 2020, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of June 30, 2021 and December 31, 2020, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $897 million and $1.1 billion of borrowings under its repurchase agreements as of June 30, 2021 and December 31, 2020, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 41 days and 28 days as of June 30, 2021 and December 31, 2020. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$400,417	0.10%
One to three months	496,630	0.11%
Total/Weighted Average	$897,047	0.11%

As of December 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$482,319	0.23%
One to three months	667,659	0.23%
Total/Weighted Average	$1,149,978	0.23%

There were no overnight or demand securities as of June 30, 2021 or December 31, 2020.

Note 12 – Notes Payable

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018 and the Company had the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $63.0 million and $47.5 million was outstanding under the MSR Revolver at June 30, 2021 and December 31, 2020, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200.0 million of which $100.0 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. Aurora is currently negotiating a replacement facility with another lender that is expected to close before the expiration of the Fannie Mae MSR Financing Facility in September 2021. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $72.0 million and $64.0 million was outstanding under the Fannie Mae MSR Financing Facility at June 30, 2021 and December 31, 2020, respectively.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of June 30, 2021

	2021	2022	2023	2024	2025	2026	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$-	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$72,000	$-	$-	$-	$-	$-	$72,000
Total	$72,000	$63,000	$-	$-	$-	$-	$135,000

As of December 31, 2020

	2021	2022	2023	2024	2025	2026	Total
MSR Revolver
Borrowings under MSR Revolver Facility	$47,500	$-	$-	$-	$-	$-	$47,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$-	$-	$64,000
Total	$111,500	$-	$-	$-	$-	$-	$111,500

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2021	December 31, 2020
Servicing advances	$14,589	$18,253
Interest receivable	2,476	3,119
Deferred tax receivable	19,762	21,523
Other receivables	5,301	1,740
Total other assets	$42,128	$44,635

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities
	June 30, 2021	December 31, 2020
Accrued interest payable	$723	$1,008
Accrued expenses	2,765	2,737
Total accrued expenses and other liabilities	$3,488	$3,745

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Sub-REIT to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):
	Six Months Ended June 30,
	2021	2020
Current federal income tax benefit	$(128)	$-
Deferred federal income tax expense (benefit)	1,595	(14,302)
Deferred state income tax expense (benefit)	166	(1,130)
Provision for (benefit from) Corporate Business Taxes	$1,633	$(15,432)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Six Months Ended June 30,
	2021		2020
Computed income tax expense (benefit) at federal rate	$2,361	21.0%	$(16,160)	21.0%
State tax expense (benefit), net of federal tax, if applicable	159	1.4%	(1,130)	1.5%
Permanent differences in taxable income from GAAP pre-tax income	66	0.5%	-	-
REIT income not subject to tax (benefit)	(953)	(8.5)%	1,858	(2.4)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$1,633	14.4%	$(15,432)	20.1%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets, at June 30, 2021 and December 31, 2020, contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):
	June 30, 2021	December 31, 2020
Income taxes recoverable
Federal income taxes recoverable	$128	$-
Income taxes recoverable	$128	$-

	June 30, 2021	December 31, 2020
Deferred tax assets
Deferred tax - mortgage servicing rights	$11,791	$15,176
Deferred tax - net operating loss	7,971	6,347
Total net deferred tax assets	$19,762	$21,523

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOLs”) were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) passed on December 22, 2017. As of June 30, 2021, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 – Subsequent Events

Events subsequent to June 30, 2021 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Aurora has or is in the process of obtaining the licenses necessary to invest in mortgage servicing rights (“MSRs”) on a nationwide basis and is an approved seller/servicer for Fannie Mae and Freddie Mac.

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

Effective January 1, 2020, Cherry Hill Operating Partnership LP, the Company’s operating partnership subsidiary (the “Operating Partnership”), contributed substantially all of its assets to CHMI Sub-REIT, Inc. (the “Sub-REIT”) in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three and six-month periods ended June 30, 2021 and the year ended December 31, 2020.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, the “ATM Programs”)) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any common stock under the Common Stock ATM Program during the three and six-month periods ended June 30, 2021 and the year ended December 31, 2020.

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

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2021, the Company did not repurchase any common stock pursuant to the repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings have been deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Recent Developments

The COVID-19 pandemic continues to take its toll on the public health and the economy in the United States. The rollout of the available vaccines has had positive effects on  reopening the economy. However, the increased presence of highly contagious variants of the virus has added to the substantial uncertainty regarding the full and permanent reopening of the economy. Forbearance programs and prohibitions on foreclosures have been extended adding to the uncertainty. As of June 30, 2021, 3.0% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 6.8% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2021	2.94%	0.62%	2.32%
March 31, 2021	3.04%	0.53%	2.52%
December 31, 2020	3.05%	0.59%	2.46%
September 30, 2020	3.17%	0.63%	2.54%

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

Effects of Spreads on our Assets

The spread between the yield on our assets and our funding costs affects the performance of our business. Wider spreads imply the potential for greater income on new asset purchases but may have a negative impact on our stated book value. Wider spreads may also negatively impact asset prices. In an environment where spreads are widening, counterparties may require additional collateral to secure borrowings which may require us to reduce leverage by selling assets. Conversely, tighter spreads imply the potential for lower income on new asset purchases but may have a positive impact on stated book value of our existing assets. In this case, we may be able to reduce the amount of collateral required to secure borrowings.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. As an owner and manager of MSRs, we may be obligated to fund advances of principal and interest payments due to third-party owners of the underlying loans, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs as well as servicing fee income and servicing expenses are reported on the consolidated statements of income (loss). In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Part I, Item 1. Consolidated Financial Statements–Note 9. Fair Value.”

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned from the ownership of MSRs. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $14.6 million and $18.3 million in reimbursable servicing advances were receivable at June 30, 2021 and December 31, 2020, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

Servicing fee income received, and servicing expenses incurred, are reported on the consolidated statements of income (loss). The difference between the fair value of MSRs and their amortized cost basis is recorded on the consolidated statements of income (loss) as “Unrealized gain (loss) on investments in Servicing Related Assets”. Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income
Interest income	$7,085	$10,132	$13,070	$30,381
Interest expense	449	3,425	561	15,716
Net interest income	6,636	6,707	12,509	14,665
Servicing fee income	13,748	18,032	27,288	37,551
Servicing costs	4,072	6,594	7,154	12,434
Net servicing income	9,676	11,438	20,134	25,117
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	983	(1,769)	3,077	(19,312)
Realized loss on investments in MSRs, net	-	(11,347)	-	(11,347)
Realized gain (loss) on derivatives, net	(10,139)	4,558	(14,880)	(14,198)
Realized gain (loss) on acquired assets, net	29	(548)	34	(502)
Unrealized gain (loss) on derivatives, net	3,548	(4,581)	(4,511)	47,619
Unrealized gain (loss) on investments in Servicing Related Assets	(20,501)	(17,025)	1,963	(110,878)
Total Income (Loss)	(9,768)	(12,567)	18,326	(68,836)
Expenses
General and administrative expense	1,726	1,420	3,168	4,176
Management fee to affiliate	1,949	1,974	3,910	3,939
Total Expenses	3,675	3,394	7,078	8,115
Income (Loss) Before Income Taxes	(13,443)	(15,961)	11,248	(76,951)
Provision for (Benefit from) corporate business taxes	(1,830)	(3,278)	1,633	(15,432)
Net Income (Loss)	(11,613)	(12,683)	9,615	(61,519)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	240	227	(194)	1,137
Dividends on preferred stock	2,465	2,461	4,928	4,920
Net Income (Loss) Applicable to Common Stockholders	$(13,838)	$(14,917)	$4,493	$(65,302)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total

Income Statement
Three Months Ended June 30, 2021
Interest income	$105	$6,980	$-	$7,085
Interest expense	(771)	1,220	-	449
Net interest income	876	5,760	-	6,636
Servicing fee income	13,748	-	-	13,748
Servicing costs	4,072	-	-	4,072
Net servicing income	9,676	-	-	9,676
Other expense	(12,995)	(13,085)	-	(26,080)
Other operating expenses	846	-	2,829	3,675
Benefit from corporate business taxes	(1,830)	-	-	(1,830)
Net Loss	$(1,459)	$(7,325)	$(2,829)	$(11,613)

Three Months Ended June 30, 2020
Interest income	$479	$9,653	$-	$10,132
Interest expense	438	2,987	-	3,425
Net interest income	41	6,666	-	6,707
Servicing fee income	18,032	-	-	18,032
Servicing costs	6,594	-	-	6,594
Net servicing income	11,438	-	-	11,438
Other expense	(24,746)	(5,966)	-	(30,712)
Other operating expenses	1,135	-	2,259	3,394
Benefit from corporate business taxes	(3,278)	-	-	(3,278)
Net Income (Loss)	$(11,124)	$700	$(2,259)	$(12,683)

Six Months Ended June 30, 2021
Interest income	$225	$12,845	$-	$13,070
Interest expense	(1,959)	2,520	-	561
Net interest income	2,184	10,325	-	12,509
Servicing fee income	27,288	-	-	27,288
Servicing costs	7,154	-	-	7,154
Net servicing income	20,134	-	-	20,134
Other income (expense)	(19,880)	5,563	-	(14,317)
Other operating expenses	1,408	-	5,670	7,078
Provision for corporate business taxes	1,633	-	-	1,633
Net Income (Loss)	$(603)	$15,888	$(5,670)	$9,615

Six Months Ended June 30, 2020
Interest income	$2,120	$28,261	$-	$30,381
Interest expense	2,147	13,569	-	15,716
Net interest income (expense)	(27)	14,692	-	14,665
Servicing fee income	37,551	-	-	37,551
Servicing costs	12,434	-	-	12,434
Net servicing income	25,117	-	-	25,117
Other expense	(56,602)	(52,016)	-	(108,618)
Other operating expenses	1,735	-	6,380	8,115
Benefit from corporate business taxes	(15,432)	-	-	(15,432)
Net Loss	$(17,815)	$(37,324)	$(6,380)	$(61,519)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2021
Investments	$211,995	$998,799	$-	$1,210,794
Other assets	48,668	20,638	54,656	123,962
Total assets	260,663	1,019,437	54,656	1,334,756
Debt	134,978	897,047	-	1,032,025
Other liabilities	2,575	837	12,271	15,683
Total liabilities	137,553	897,884	12,271	1,047,708
Book value	$123,110	$121,553	$42,385	$287,048
December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$111,706	$127,163	$73,697	$312,566

Interest Income

Interest income for the three-month period ended June 30, 2021 was $7.1 million as compared to $10.1 million for the three-month period ended June 30, 2020. This $3.0 million decrease in interest income primarily resulted from the sale of RMBS during 2020 in order to rebuild the Company’s unrestricted cash due to uncertain economic conditions as a result of the COVID-19 pandemic.

Interest income for the six-month period ended June 30, 2021 was $13.1 million as compared to $30.4 million for the six-month period ended June 30, 2020. This $17.3 million decrease in interest income primarily resulted from the sale of RMBS during 2020 in order to rebuild the Company’s unrestricted cash due to uncertain economic conditions as a result of the COVID-19 pandemic.

Interest Expense

Interest expense for the three-month period ended June 30, 2021 was $449,000 as compared to $3.4 million for the three-month period ended June 30, 2020. The $3.0 million decrease in interest expense was substantially related to fewer repurchase agreement borrowings as the Company sold securities and repaid related borrowings to rebuild the Company’s unrestricted cash due to uncertain economic conditions as a result of the COVID-19 pandemic and an overall decrease in repurchase rates.

Interest expense for the six-month period ended June 30, 2021 was $561,000 as compared to $15.7 million for the six-month period ended June 30, 2020. The $15.2 million decrease in interest expense was substantially related to fewer repurchase agreement borrowings as the Company sold securities and repaid related borrowings to rebuild the Company’s unrestricted cash due to uncertain economic conditions as a result of the COVID-19 pandemic and an overall decrease in repurchase rates.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended June 30, 2021 and June 30, 2020 decreased by approximately $20.5 million and $17.0 million, respectively, primarily due to changes in valuation inputs or assumptions.

The fair value of our investments in Servicing Related Assets for the six-month periods ended June 30, 2021 and June 30, 2020 increased by approximately $2.0 million and decreased by approximately $110.9 million, respectively, primarily due to changes in valuation inputs or assumptions.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended June 30, 2021 and June 30, 2020 increased by approximately $3.5 million and decreased by approximately $4.6 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

The fair value of derivatives for the six-month periods ended June 30, 2021 and June 30, 2020 decreased by approximately $4.5 million and increased by approximately $47.6 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2021 increased by approximately $306,000 as compared to the three-month period ended June 30, 2020.

General and administrative expense for the six-month period ended June 30, 2021 decreased by approximately $1.0 million as compared to the six-month period ended June 30, 2020. The decrease was primarily due to higher professional fees related to market disruptions in the first quarter of 2020 due to the COVID-19 pandemic.

Management Fees to Manager

Management fees for the three-month periods ended June 30, 2021 and June 30, 2020 decreased by approximately $25,000 and increased by approximately $40,000, respectively, from the preceding year-end. Management fees for the six-month periods ended June 30, 2021 and June 30, 2020 decreased by approximately $29,000 and increased by approximately $196,000, respectively, from the preceding year-end. The increase in management fees during the three and six-month periods ended June 30, 2020 was due to the issuance of our capital stock during the year ended December 31, 2019 and the resulting increase in stockholders’ equity, which is the basis for the calculation of the management fee that we pay to the Manager.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 1.8% of net income for the three-month periods ended June 30, 2021 and June 30, 2020, respectively. The increase was due to the issuance of LTIP-OP Units during the six-month period ended June 30, 2021.

Net income allocated to noncontrolling interests in the Operating Partnership, represented approximately 2.0% and 1.9% of net income for the six-month periods ended June 30, 2021 and June 30, 2020, respectively. The increase was due to the issuance of LTIP-OP Units during the six-month period ended June 30, 2021.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2021
Accumulated other comprehensive gain (loss), March 31, 2021	$16,245
Other comprehensive income (loss)	(2,004)
Accumulated other comprehensive gain (loss), June 30, 2021	$14,241

Six Months Ended June 30, 2021
Accumulated other comprehensive gain (loss), December 31, 2020	$35,594
Other comprehensive income (loss)	(21,353)
Accumulated other comprehensive gain (loss), June 30, 2021	$14,241

Three Months Ended June 30, 2020
Accumulated other comprehensive gain (loss), March 31, 2020	$33,783
Other comprehensive income (loss)	15,786
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569

Six Months Ended June 30, 2020
Accumulated other comprehensive gain (loss), December 31, 2019	$41,414
Other comprehensive income (loss)	8,155
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the three-month period ended June 30, 2021, credit spread widening contributed to a net unrealized loss on our RMBS of approximately $2.0 million, which is recorded in accumulated other comprehensive income (loss). During the six-month period ended June 30, 2021, a 52 basis point increase in the 10 Year U.S. Treasury rate combined with credit spread widening caused a net unrealized loss on our RMBS of approximately $21.4 million, which is recorded in accumulated other comprehensive income (loss).

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

Core earnings are provided for purposes of potential comparability to other issuers that invest in residential mortgage-related assets. We believe providing investors with core earnings, in addition to related GAAP financial measures, may provide investors some insight into our ongoing operational performance. However, the concept of core earnings does have significant limitations, including the exclusion of realized and unrealized gains (losses), and given the apparent lack of a consistent methodology among issuers for defining core earnings, it may not be comparable to similarly titled measures of other issuers, which define core earnings differently from us and each other. As a result, core earnings should not be considered a substitute for our GAAP net income (loss) or as a measure of our liquidity.

Core Earnings Summary

Core earnings for the three and six-month periods ended June 30, 2021 as compared to the comparable periods ended June 30, 2020, decreased by approximately $3.1 million and $7.4 million respectively, or $0.19 and $0.45 per average common share, respectively, primarily due to a decrease in the size of the RMBS portfolio during 2020.

The following table reconciles the GAAP measure of net income (loss) to core earnings and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income (Loss)	$(11,613)	$(12,683)	$9,615	$(61,519)
Realized loss (gain) on RMBS, net	(983)	1,769	(3,077)	19,312
Realized loss (gain) on derivatives, net	10,139	(4,558)	14,880	14,198
Realized loss on investments in MSRs, net	-	11,347	-	11,347
Realized loss (gain) on acquired assets, net	(29)	548	(34)	502
Unrealized loss (gain) on derivatives, net	(3,548)	4,581	4,511	(47,619)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	14,231	11,800	(15,828)	98,563
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	(839)	(2,282)	3,390	(13,832)
Total core earnings:	$7,358	$10,522	$13,457	$20,952
Core earnings attributable to noncontrolling interests in Operating Partnership	(147)	(193)	(272)	(387)
Dividends on preferred stock	2,465	2,461	4,928	4,920
Core Earnings Attributable to Common Stockholders	$4,746	$7,868	$8,257	$15,645
Core Earnings Attributable to Common Stockholders, per Diluted Share	$0.28	$0.47	$0.48	$0.93
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.81)	$(0.88)	$0.26	$(3.90)

Our Portfolio

MSRs

Aurora’s  portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.5 billion as of June 30, 2021.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)

MSRs	$211,995	$21,523,383	3.63%	0.25%	317	23	0.1%
MSR Total/Weighted Average	$211,995	$21,523,383	3.63%	0.25%	317	23	0.1%

As of December 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%

ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of June 30, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)(D)
RMBS
Fannie Mae	$776,856	$606,853	$11,739	$(1,548)	$617,044	76	(B)	3.13%	2.99%	28
Freddie Mac	448,149	377,588	6,442	(2,275)	381,755	43	(B)	2.98%	2.85%	28
Total/Weighted Average	$1,225,005	$984,441	$18,181	$(3,823)	$998,799	119		3.07%	2.94%	28

As of December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2021	December 31, 2020
Weighted Average Asset Yield	2.89%	2.49%
Weighted Average Interest Expense	0.57%	0.71%
Net Interest Spread	2.32%	1.78%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the three and six-month periods ended June 30, 2021 and June 30, 2020, we did not sell any capital stock pursuant to the ATM programs. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of the RMBS to purchase MSRs. We may also sell certain RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Due to the uncertainty regarding the economy and reopening we continue to maintain a higher level of unrestricted cash than prior to the pandemic. As the permanent reopening of the economy becomes more established we would expect to invest more of that unrestricted cash in our targeted assets. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of June 30, 2021, we had repurchase agreements with 32 counterparties and approximately $897 million of outstanding repurchase agreement borrowings from 15 of those counterparties, which were used to finance RMBS. As of June 30, 2021, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2021 was approximately 4.8%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638
September 30, 2019	$2,218,656	$2,279,448	$2,266,841

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities during 2020.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.8% and 5.0% as of June 30, 2021 and December 31, 2020, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$411,641	$400,417	0.10%
One to three months	521,459	496,630	0.11%
Total/Weighted Average	$933,100	$897,047	0.11%

As of December 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$484,920	$482,319	0.23%
One to three months	679,496	667,659	0.23%
Total/Weighted Average	$1,164,416	$1,149,978	0.23%

The amount of collateral as of June 30, 2021 and December 31, 2020, including cash, was $942.0 million and $1,208.8 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2021 and December 31, 2020 was 41 days and 28 days, respectively.

MSR Financing

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At June 30, 2021 and December 31, 2020, approximately $63.0 million and $47.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. Aurora is currently negotiating a replacement facility with another lender that is expected to close before the expiration of the Fannie Mae MSR Financing Facility in September 2021. However, no assurance can be given that Aurora will enter into a replacement facility with another lender on attractive terms or at all prior to the maturity of the Fannie Mae MSR Financing Facility. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At June 30, 2021 and December 31, 2020, approximately $72.0 million and $64.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $28.2 million and our investing activities provided cash of approximately $158.5 million for the six-month period ended June 30, 2021.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month period ended June 30, 2021 was $0.81. Our GAAP income per diluted share for the six-month period ended June 30, 2021 was $0.26. Our GAAP loss per diluted share for the three and six-month periods ended June 30, 2020 was $0.88 and $3.90, respectively.

Off-balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of June 30, 2021 and December 31, 2020 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, our subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$897,047	$-	$-	$-	$897,047
Interest on repurchase agreement borrowings(A)	$70	$-	$-	$-	$70
MSR Revolver
Borrowings under MSR Revolver	$-	$63,000	$-	$-	$63,000
Interest on MSR Revolver borrowings	$2,114	$150	$-	$-	$2,264
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$72,000	$-	$-	$-	$72,000
Interest on Fannie Mae MSR Financing Facility	$875	$-	$-	$-	$875

As of December 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,149,978	$-	$-	$-	$1,149,978
Interest on repurchase agreement borrowings(A)	$492	$-	$-	$-	$492
MSR Revolver
Borrowings under MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on MSR Revolver borrowings	$1,134	$-	$-	$-	$1,134
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,655	$-	$-	$-	$1,655

(A)
Interest expense is calculated based on the interest rate in effect at June 30, 2021 and December 31, 2020, respectively, and includes all interest expense incurred and expected to be incurred in the future through the contractual maturity of the associated repurchase agreement.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement between the Manager and Freedom Mortgage. Our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

Subservicing Agreements

As of June 30, 2021, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur due to the forbearance requirements as a result of the pandemic. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

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

The following table provides information about loans refinanced by RoundPoint as of the dates indicated (dollars in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020
Number of loans refinanced	2,173	691
Aggregate unpaid principal balance of refinanced loans	$547,290	$178,409

	Six Months Ended
	June 30, 2021	June 30, 2020
Number of loans refinanced	4,926	1,443
Aggregate unpaid principal balance of refinanced loans	$1,240,012	$377,764

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of additional MSR financing, as well as possibly warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk and financing pricing risk through utilization of hedging instruments, primarily interest rate swap agreements and U.S. Treasury futures, respectively. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate or pricing changes on our borrowings.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2021

	_(20)%	_(10)%	_-%	_10%	_20%
Discount Rate Shift in %
Estimated FV	$225,827	$218,707	$211,995	$205,657	$199,667
Change in FV	$13,832	$6,712	$-	$(6,337)	$(12,328)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$241,234	$225,924	$211,995	$199,278	$187,623
Change in FV	$29,239	$13,930	$-	$(12,717)	$(24,372)
% Change in FV	14%	7%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$218,673	$215,334	$211,995	$208,656	$205,317
Change in FV	$6,678	$3,339	$-	$(3,339)	$(6,678)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2020

	_(20)%	_(10)%	_-%	_10%	_20%
Discount Rate Shift in %
Estimated FV	$184,906	$179,511	$174,414	$169,595	$165,031
Change in FV	$10,492	$5,096	$-	$(4,820)	$(9,383)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$210,532	$191,603	$174,414	$158,811	$144,606
Change in FV	$36,117	$17,189	$-	$(15,603)	$(29,808)
% Change in FV	21%	10%	-	(9)%	(17)%
Servicing Cost Shift in %
Estimated FV	$180,274	$177,344	$174,414	$171,485	$168,555
Change in FV	$5,859	$2,930	$-	$(2,930)	$(5,859)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2021

		Fair Value Change
	June 30, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,381,066
RMBS Total Return (%)		(0.11)%	(0.38)%	(0.77)%	(1.26)%	(2.50)%
RMBS Dollar Return		$(1,565)	$(5,231)	$(10,595)	$(17,407)	$(34,539)

As of December 31, 2020

		Fair Value Change
	December 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,570,182
RMBS Total Return (%)		(0.07)%	(0.32)%	(0.74)%	(1.31)%	(2.81)%
RMBS Dollar Return		$(1,160)	$(4,975)	$(11,554)	$(20,597)	$(44,187)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2021, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps and U.S. Treasury futures contracts are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2021, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 9, 2021	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2021	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
FORM 10-Q
June 30, 2021
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