Form 10-Q
period 2021-09-30
Cherry Hill Mortgage Investment Corp
filed 2021-11-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, there were 17,905,950 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	September 30, 2021	December 31, 2020
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $801,102 and $1,164,416, respectively)	$865,904	$1,228,251
Investments in Servicing Related Assets, at fair value (including pledged assets of $210,819 and $174,414, respectively)	210,819	174,414
Cash and cash equivalents	62,922	83,892
Restricted cash	16,240	46,326
Derivative assets	18,118	15,970
Receivables and other assets	40,362	44,635
Total Assets	$1,214,365	$1,593,488
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$777,416	$1,149,978
Derivative liabilities	5,150	5,878
Notes payable	135,000	111,379
Dividends payable	6,900	6,725
Due to manager	4,458	3,217
Accrued expenses and other liabilities	2,935	3,745
Total Liabilities	$931,859	$1,280,922
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of September 30, 2021 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2020, liquidation preference of $69,541 as of September 30, 2021 and liquidation preference of $69,541 as of December 31, 2020	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of September 30, 2021 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2020, liquidation preference of $50,000 as of September 30, 2021 and liquidation preference of $50,000 as of December 31, 2020	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 17,666,950 shares issued and outstanding as of September 30, 2021 and 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of December 31, 2020	181	175
Additional paid-in capital	306,122	300,997
Accumulated Deficit	(157,671)	(141,980)
Accumulated other comprehensive income	15,803	35,594
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$279,814	$310,165
Non-controlling interests in Operating Partnership	2,692	2,401
Total Stockholders’ Equity	$282,506	$312,566
Total Liabilities and Stockholders’ Equity	$1,214,365	$1,593,488

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income
Interest income	$7,043	$10,001	$20,113	$40,382
Interest expense	646	(18)	1,207	15,698
Net interest income	6,397	10,019	18,906	24,684
Servicing fee income	13,839	14,365	41,127	51,916
Servicing costs	3,080	5,266	10,234	17,700
Net servicing income	10,759	9,099	30,893	34,216
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(1,050)	6,722	2,027	(12,590)
Realized loss on investments in MSRs, net	-	-	-	(11,347)
Realized loss on derivatives, net	(3,023)	(7,841)	(17,903)	(22,039)
Realized gain (loss) on acquired assets, net	(19)	(95)	15	(597)
Unrealized gain (loss) on derivatives, net	(5,467)	3,702	(9,978)	51,321
Unrealized loss on investments in Servicing Related Assets	(7,914)	(20,972)	(5,951)	(131,850)
Total Income (Loss)	(317)	634	18,009	(68,202)
Expenses
General and administrative expense	1,729	1,503	4,897	5,679
Management fee to affiliate	1,959	1,989	5,869	5,928
Total Expenses	3,688	3,492	10,766	11,607
Income (Loss) Before Income Taxes	(4,005)	(2,858)	7,243	(79,809)
Provision for (Benefit from) corporate business taxes	(215)	(2,116)	1,418	(17,548)
Net Income (Loss)	(3,790)	(742)	5,825	(62,261)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	77	10	(117)	1,147
Dividends on preferred stock	2,462	2,459	7,390	7,379
Net Loss Applicable to Common Stockholders	$(6,175)	$(3,191)	$(1,682)	$(68,493)
Net Loss Per Share of Common Stock
Basic	$(0.36)	$(0.19)	$(0.10)	$(4.06)
Diluted	$(0.36)	$(0.19)	$(0.10)	$(4.06)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,185,872	17,054,634	17,108,956	16,850,133
Diluted	17,206,086	17,076,858	17,130,489	16,866,269

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,790)	$(742)	$5,825	$(62,261)
Other comprehensive income (loss):
Net unrealized gain (loss) on RMBS	512	4,612	(17,764)	(6,545)
Reclassification of net realized (gain) loss on RMBS included in earnings	1,050	(6,722)	(2,027)	12,590
Other comprehensive income (loss)	1,562	(2,110)	(19,791)	6,045
Comprehensive loss	$(2,228)	$(2,852)	$(13,966)	$(56,216)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(42)	(49)	(279)	(1,035)
Dividends on preferred stock	2,462	2,459	7,390	7,379
Comprehensive loss attributable to common stockholders	$(4,648)	$(5,262)	$(21,077)	$(62,560)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	9,500	-	-	-	124	-	-	-	124
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(47,926)	(910)	(48,836)
Other Comprehensive Loss	-	-	-	-	-	(7,631)	-	-	(7,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	264	264
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(108)	(108)
Common dividends declared, $0.40 per share	-	-	-	-	-	-	(6,611)	-	(6,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2020	16,527,624	$170	4,781,635	$115,281	$297,556	$33,783	$(116,447)	$1,951	$332,294
Issuance of common stock	549,234	5	-	-	3,352	-	-	-	3,357
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(12,456)	(227)	(12,683)
Other Comprehensive Income	-	-	-	-	-	15,786	-	-	15,786
LTIP-OP Unit awards	-	-	-	-	-	-	-	307	307
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(61)	(61)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,610)	-	(4,610)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,430)	-	(1,430)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2020	17,076,858	$175	4,781,635	$115,281	$300,908	$49,569	$(135,974)	$1,970	$331,929
Issuance of common stock	-	-	-	-	37	-	-	-	37
Repurchase of common stock	-	-	-	-	-	-	-	-	-
Issuance of preferred stock	-	-	-	-	-	-	-	-	-
Conversion of OP units	-	-	-	-	-	-	-	-	-
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(732)	(10)	(742)
Other Comprehensive Loss	-	-	-	-	-	(2,110)	-	-	(2,110)
LTIP-OP Unit awards	-	-	-	-	-	-	-	237	237
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(84)	(84)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,615)	-	(4,615)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,428)	-	(1,428)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2020	17,076,858	$175	4,781,635	$115,281	$300,945	$47,459	$(143,780)	$2,113	$322,193

Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580
Issuance of common stock	20,214	-	-	-	52	-	-	-	52
Redemption of OP units for cash	-	-	-	-	-	-	-	(69)	(69)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(11,373)	(240)	(11,613)
Other Comprehensive Loss	-	-	-	-	-	(2,004)	-	-	(2,004)
LTIP-OP Unit awards	-	-	-	-	-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(93)	(93)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,621)	-	(4,621)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,434)	-	(1,434)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2021	17,113,450	$175	4,781,635	$115,379	$301,249	$14,241	$(146,719)	$2,723	$287,048
Issuance of common stock	553,500	6	-	-	4,873	-	-	-	4,879
Redemption of OP units for cash	-	-	-	-	-	-	-	(20)	(20)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(3,713)	(77)	(3,790)
Other Comprehensive Income	-	-	-	-	-	1,562	-	-	1,562
LTIP-OP Unit awards	-	-	-	-	-	-	-	158	158
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(92)	(92)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,777)	-	(4,777)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,431)	-	(1,431)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2021	17,666,950	$181	4,781,635	$115,379	$306,122	$15,803	$(157,671)	$2,692	$282,506

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$5,825	$(62,261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(2,027)	12,590
Unrealized loss on investments in Servicing Related Assets	5,951	131,850
Realized loss on investments in MSRs, net	-	11,347
Realized (gain) loss on acquired assets, net	(15)	597
Realized loss on derivatives, net	17,903	22,039
Unrealized (gain) loss on derivatives, net	9,978	(51,321)
Realized gain on TBA dollar rolls, net	(9,686)	(3,908)
Amortization of premiums on RMBS, available-for-sale	11,434	11,362
Amortization of deferred financing costs	121	337
LTIP-OP Unit awards	680	808
Changes in:
Receivables and other assets, net	4,290	(1,445)
Due to affiliates	1,241	(168)
Accrued interest on derivatives, net	(3,028)	(4,831)
Dividends payable	175	(2,046)
Accrued expenses and other liabilities, net	(810)	(12,384)
Net cash provided by operating activities	$42,032	$52,566
Cash Flows From Investing Activities
Purchase of RMBS	(382,298)	(821,816)
Principal paydown of RMBS	205,408	220,463
Proceeds from sale of RMBS	510,038	1,612,828
Proceeds from sale of MSRs	-	15,831
Acquisition of MSRs	(42,356)	(31,061)
Payments for settlement of derivatives	(7,044)	(1,181)
Proceeds from settlement of derivatives	-	45,527
Net cash provided by investing activities	$283,748	$1,040,591
Cash Flows From Financing Activities
Borrowings under repurchase agreements	4,198,211	5,915,017
Repayments of repurchase agreements	(4,570,773)	(6,887,184)
Proceeds from derivative financing	(11,000)	(9,947)
Proceeds from bank loans	23,500	18,204
Principal paydown of bank loans	-	(71,201)
Dividends paid	(21,399)	(23,215)
LTIP-OP Units distributions paid	(270)	(253)
Conversion of OP units	(147)	(76)
Redemption of OP units for cash	(89)	-
Issuance of common stock, net of offering costs	5,131	3,518
Repurchase of common stock	-	(1,748)
Net cash used in financing activities	$(376,836)	$(1,056,885)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(51,056)	$36,272
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	130,218	91,708
Cash, Cash Equivalents and Restricted Cash, End of Period	$79,162	$127,980
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$1,085	$15,363
Cash paid during the period for income taxes	$47	$20
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,900	$6,722
Purchase of RMBS, settled after period end	$-	$6,899

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2021
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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a Services Agreement with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”), which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

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

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects of the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants, and particularly the Delta variant, of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of September 30, 2021, 2.4% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 6.3% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold during the nine-month period ended September 30, 2021 were settled prior to period end. All RMBS purchased and sold during the year ended December 31, 2020 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. Approximately $2.1 million and $3.0 million in interest income was receivable at September 30, 2021 and December 31, 2020, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner and manager of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2021 and December 31, 2020. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, U.S. treasury futures and “to-be-announced” securities (“TBAs”). A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and U.S. treasury futures are used to manage duration risk as well as basis risk and pricing risk on the Company’s financing facilities for MSRs. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

From time to time, the Company enters into a TBA dollar roll which represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency MBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency MBS less an implied financing cost. TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions.

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

Classification – All derivatives, including TBAs, are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. The fair value of TBA derivatives is determined using methods similar to those used to value Agency MBS. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements, and fair value may be reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net” in the consolidated statements of income (loss). Net interest income (cost) on interest rate swaps is included in “Interest expense” in the consolidated statements of income (loss). Net interest income on interest rate swaps for the three and nine-month periods ended September 30, 2021 was $794,000 and $3.0 million, respectively. Net interest income on interest rate swaps for the three and nine-month periods ended September 30, 2020 was $1.8 million and $4.8 million, respectively. TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency MBS (interest income less an implied cost of financing). TBA dollar roll income is included in “Interest income” in the consolidated statements of income (loss). TBA dollar roll income for the three and nine-month periods ended September 30, 2021 was $3.4 million and $9.7 million, respectively.  TBA dollar roll income for the three and nine-month periods ended September 30, 2020 was $2.0 million and $3.9 million, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $1.0 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $15.2 million and $44.4 million at September 30, 2021 and December 31, 2020, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2021 and December 31, 2020, approximately $32.9 million and $48.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized and Unrealized Gain (Loss) on Investments, Net

The following table presents gains and losses on the specified categories of investments for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized gain (loss) on RMBS, net
Gain on RMBS	$169	$7,082	$5,653	$25,745
Loss on RMBS	(1,219)	(360)	(3,626)	(38,335)
Net realized gain (loss) on RMBS	(1,050)	6,722	2,027	(12,590)
Realized loss on derivatives, net	(3,023)	(7,841)	(17,903)	(22,039)
Unrealized gain (loss) on derivatives, net	(5,467)	3,702	(9,978)	51,321
Realized loss on MSRs, net	-	-	-	(11,347)
Unrealized loss on investments in Servicing Related Assets	(7,914)	(20,972)	(5,951)	(131,850)
Realized gain (loss) on acquired assets, net	(19)	(95)	15	(597)
Total	$(17,473)	$(18,484)	$(31,790)	$(127,102)

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2021
Interest income	$120	$6,923	$-	$7,043
Interest expense	(808)	1,454	-	646
Net interest income	928	5,469	-	6,397
Servicing fee income	13,839	-	-	13,839
Servicing costs	3,080	-	-	3,080
Net servicing income	10,759	-	-	10,759
Other expense	(14,210)	(3,263)	-	(17,473)
Other operating expenses	1,030	-	2,658	3,688
Benefit from corporate business taxes	(215)	-	-	(215)
Net Income (Loss)	$(3,338)	$2,206	$(2,658)	$(3,790)

Three Months Ended September 30, 2020
Interest income	$380	$9,621	$-	$10,001
Interest expense	(1,297)	1,279	-	(18)
Net interest income	1,677	8,342	-	10,019
Servicing fee income	14,365	-	-	14,365
Servicing costs	5,266	-	-	5,266
Net servicing income	9,099	-	-	9,099
Other income (expense)	(25,492)	7,008	-	(18,484)
Other operating expenses	1,178	-	2,314	3,492
Benefit from corporate business taxes	(2,116)	-	-	(2,116)
Net Income (Loss)	$(13,778)	$15,350	$(2,314)	$(742)

Nine Months Ended September 30, 2021
Interest income	$345	$19,768	$-	$20,113
Interest expense	(2,767)	3,974	-	1,207
Net interest income	3,112	15,794	-	18,906
Servicing fee income	41,127	-	-	41,127
Servicing costs	10,234	-	-	10,234
Net servicing income	30,893	-	-	30,893
Other income (expense)	(34,090)	2,300	-	(31,790)
Other operating expenses	2,438	-	8,328	10,766
Provision for corporate business taxes	1,418	-	-	1,418
Net Income (Loss)	$(3,941)	$18,094	$(8,328)	$5,825

Nine Months Ended September 30, 2020
Interest income	$2,500	$37,882	$-	$40,382
Interest expense	850	14,848	-	15,698
Net interest income	1,650	23,034	-	24,684
Servicing fee income	51,916	-	-	51,916
Servicing costs	17,700	-	-	17,700
Net servicing income	34,216	-	-	34,216
Other expense	(82,094)	(45,008)	-	(127,102)
Other operating expenses	2,913	-	8,694	11,607
Benefit from corporate business taxes	(17,548)	-	-	(17,548)
Net Loss	$(31,593)	$(21,974)	$(8,694)	$(62,261)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2021
Investments	$210,819	$865,904	$-	$1,076,723
Other assets	46,350	28,281	63,011	137,642
Total assets	257,169	894,185	63,011	1,214,365
Debt	135,000	777,416	-	912,416
Other liabilities	1,829	5,212	12,402	19,443
Total liabilities	136,829	782,628	12,402	931,859
Book value	$120,340	$111,557	$50,609	$282,506

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$111,706	$127,163	$73,697	$312,566

Note 4 — Investments in RMBS

At September 30, 2021, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available for sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then the Company will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security, if any, is reflected in realized gain (loss) on RMBS, available-for-sale, net in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$709,268	$510,769	$12,278	$(881)	$522,166	70	(B)	3.12%	3.00%	27
Freddie Mac	422,028	339,213	6,557	(2,032)	343,738	39	(B)	2.99%	2.86%	28
Total/Weighted Average	$1,131,296	$849,982	$18,835	$(2,913)	$865,904	109		3.07%	2.94%	28

As of December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of September 30, 2021

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,131,296	$849,982	$18,835	$(2,913)	$865,904	109	(B)	3.07%	2.94%	28
Total/Weighted Average	$1,131,296	$849,982	$18,835	$(2,913)	$865,904	109		3.07%	2.94%	28

As of December 31, 2020

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135	(B)	3.18%	3.05%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At September 30, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $801.1 million and $1,164.4 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2021 and December 31, 2020, or any impairment charges in earnings during the three and nine-month periods ended September 30, 2021 and September 30, 2020.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of September 30, 2021

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$336,133	$336,724	$(2,851)	$333,873	32	(B)	2.56%	2.44%	29
Twelve or More Months	6,629	6,707	(62)	6,645	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$342,762	$343,431	$(2,913)	$340,518	33		2.57%	2.45%	29

As of December 31, 2020

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,656	$57,945	$(121)	$57,824	4	(B)	3.00%	2.82%	29
Total/Weighted Average	$55,656	$57,945	$(121)	$57,824	4		3.00%	2.82%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.8 billion as of September 30, 2021.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,781,421	$210,819	3.57%	26.3	$(5,951)
MSR Total/Weighted Average	$20,781,421	$210,819	3.57%	26.3	$(5,951)

As of December 31, 2020

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,641,277	$174,414	3.92%	26.3	$(141,900)
MSR Total/Weighted Average	$21,641,277	$174,414	3.92%	26.3	$(141,900)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	12.6%
Virginia	9.5%
New York	9.0%
Maryland	7.2%
Texas	6.1%
North Carolina	5.8%
All other	49.8%
Total	100.0%

As of December 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	11.1%
Virginia	8.4%
New York	7.7%
Maryland	6.7%
Texas	5.8%
North Carolina	5.5%
All other	54.8%
Total	100.0%

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month periods ended September 30, 2021 the Company issued and sold 553,500 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.97 per share for gross proceeds of approximately $5.0 million before fees of approximately $99,000. During the year ended December 31, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month period ended September 30, 2021 and the year ended December 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month period ended September 30, 2021, the Company did not repurchase any shares under the share repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid broker commissions of approximately $4,300 on such repurchases.

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

Equity Incentive Plan Information

									Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
	LTIP-OP Units					Shares of Common Stock
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited
December 31, 2019	(290,275)		916	18,917	-	(76,664)		3,155	1,156,049
Number of securities issued or to be issued upon exercise	(41,900	)(A)	-	-	-	-		-	(41,900)	$14.55
Number of securities issued or to be issued upon exercise	-		-	9,500	-	(9,500)		-	-	$8.01
March 31, 2020	(332,175)		916	28,417	-	(86,164)		3,155	1,114,149
Number of securities issued or to be issued upon exercise	(9,672)		-	-	-	-		-	(9,672)	$6.27
Number of securities issued or to be issued upon exercise	-		-	-	-	(22,224)		-	(22,224)	$9.18
June 30, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	-		-	-		-		-	-
September 30, 2020	(341,847)		916	28,417		(108,388)		3,155	1,082,253

December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	)(B)	-	-	-	-		-	(49,800)	$8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	-	(16,378)		-	-	$9.00
March 31, 2021	(391,647)		916	44,795	-	(124,766)		3,155	1,032,453
Number of securities redeemed	-		-	-	3,500	-		-	-	$9.53
Number of securities redeemed	-		-	-	3,354	-		-	-	$10.48
Number of securities issued or to be issued upon exercise	-		-	-		(20,214	)(C)	-	(20,214)	$10.39
June 30, 2021	(391,647)		916	44,795	6,854	(144,980)		3,155	1,012,239
Number of securities redeemed	-		-	-	1,200	-		-	-	$9.21
Number of securities redeemed					1,000				-	$9.36
September 30, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239

(A)	Subject to forfeiture in certain circumstances prior to January 2, 2023.
(B)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(C)	Subject to forfeiture in certain circumstances prior to June 17, 2022.

The Company recognized approximately $212,000 and $237,000 in share-based compensation expense in the three-month periods ended September 30, 2021 and September 30, 2020, respectively. The Company recognized approximately $837,000 and $808,000 in share-based compensation expense in the nine-month periods ended September 30, 2021 and September 30, 2020, respectively. There was approximately $785,000 of total unrecognized share-based compensation expense as of September 30, 2021, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2021, the non-controlling interest holders in the Operating Partnership owned 342,771 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(3,790)	$(742)	$5,825	$(62,261)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	77	10	(117)	1,147
Dividends on preferred stock	2,462	2,459	7,390	7,379
Net income (loss) applicable to common stockholders	$(6,175)	$(3,191)	$(1,682)	$(68,493)
Denominator:
Weighted average common shares outstanding	17,185,872	17,054,634	17,108,956	16,850,133
Weighted average diluted shares outstanding	17,206,086	17,076,858	17,130,489	16,866,269
Basic and Diluted EPS:
Basic	$(0.36)	$(0.19)	$(0.10)	$(4.06)
Diluted	$(0.36)	$(0.19)	$(0.10)	$(4.06)

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Related Parties

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement expires on October 22, 2022 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2021. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage (in such capacity, the “Services Provider”), pursuant to which the Services Provider provides to the Manager personnel and payroll and benefits administration services as needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against the Services Provider in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by the Services Provider of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement.

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

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$1,709	$1,727	$5,119	$5,190
Compensation reimbursement	250	262	750	738
Total	$1,959	$1,989	$5,869	$5,928

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

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. During the three and nine-months ended September 30, 2021, Aurora paid RoundPoint $1.8 million and $6.2 million, respectively, in servicing costs. During the three and nine-months ended September 30, 2020, Aurora paid RoundPoint $3.4 million and $9.8 million, respectively, in servicing costs. Aurora had servicing receivables of $1.2 million and $227,000 from RoundPoint as of September 30, 2021 and December 31, 2020, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three and nine-month periods ended September 30, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $72.2 million and $2.5 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $680,000 and $21.1 million, respectively. During the three and nine-month periods ended September 30, 2020, Aurora purchased MSRs with an aggregate UPB of approximately $1.1 billion and $3.8 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $6.7 million and $32.6 million, respectively.
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

Other Transactions with Related Parties

Aurora leases three employees from the Services Provider and reimburses the Services Provider on a monthly basis.

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

The Ginnie Mae MSRs were originally acquired from Freedom Mortgage pursuant to the loan servicing purchase and sale agreement with Freedom Mortgage, dated as of December 15, 2016. As a result of the sale of these MSRs back to Freedom Mortgage the remaining holdback payable under the original purchase agreement of approximately $757,000 was applied to reduce the original cost of acquisition and included within “Realized loss on investments in MSRs, net” on the consolidated statements of income (loss) for the nine-month period ended September 30, 2020.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2021	December 31, 2020
Notional amount of interest rate swaps	$1,413,000	$1,451,900
Notional amount of swaptions	55,000	70,000
Notional amount of TBAs, net	536,000	332,000
Notional amount of U.S. treasury futures	(30,000)	110,000
Notional amount of options on U.S. treasury futures	50,000	-
Total notional amount	$2,024,000	$1,963,900

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2021	$1,413,000	$16,906	0.48%	0.71%	6.3
December 31, 2020	$1,451,900	$4,913	0.45%	0.84%	6.4

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
September 30, 2021	$55,000	$694	1.73%	LIBOR-BBA%	8.8	0.5
December 31, 2020	$70,000	$798	1.32%	LIBOR-BBA%	10.6	0.5

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As September 30, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$1,472,000	$1,514,278	$1,510,342	$(3,935)
Sale contracts	(936,000)	(964,923)	(965,776)	(853)
Net TBA derivatives	$536,000	$549,355	$544,566	$(4,788)

As of December 31, 2020

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$875,000	$904,653	$911,393	$6,740
Sale contracts	(543,000)	(564,934)	(567,544)	(2,610)
Net TBA derivatives	$332,000	$339,719	$343,849	$4,130

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$-	$(30,000)	$(42)
Total	$-	$(30,000)	$(42)

As of December 31, 2020

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$85,000	$-	$252
10 years	25,000	-	-
Total	$110,000	$-	$252

The Company did not have any U.S. treasury futures options agreements as of December 31, 2020. The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of September 30, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$80,000	$(30,000)	$198
Total	$80,000	$(30,000)	$198

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	Consolidated Statements of Income (Loss) Location	2021	2020	2021	2020
Interest rate swaps	Realized loss on derivatives, net	$(968)	$(8,832)	$(1,260)	$(63,456)
Swaptions	Realized loss on derivatives, net	(210)	-	(804)	(212)
TBAs	Realized loss on derivatives, net	332	(1,279)	(10,407)	(935)
U.S Treasury futures	Realized loss on derivatives, net	(2,177)	2,270	(5,432)	42,564
Total		$(3,023)	$(7,841)	$(17,903)	$(22,039)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2021

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$17,226	$-	$17,226	$(17,226)	$-	$-
Interest rate swaptions	694	-	694	(694)	-	-
TBAs	670	(670)	-	-	-	-
U.S. treasury futures options	198	-	198	837	(1,035)	-
Total Assets	$18,788	$(670)	$18,118	$(17,083)	$(1,035)	$-

Liabilities
Repurchase agreements	$777,416	$-	$777,416	$(762,211)	$(15,205)	$-
Interest rate swaps	320	-	320	(320)	-	-
TBAs	5,458	(670)	4,788	(4,788)	-	-
U.S. treasury futures	42	-	42	(42)	-	-
Total Liabilities	$783,236	$(670)	$782,566	$(767,361)	$(15,205)	$-

As of December 31, 2020

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,791	$-	$10,791	$(10,791)	$-	$-
Interest rate swaptions	798	-	798	(798)	-	-
TBAs	6,740	(2,611)	4,129	(4,129)	-	-
U.S. treasury futures	252	-	252	1,717	(1,969)	-
Total Assets	$18,581	$(2,611)	$15,970	$(14,001)	$(1,969)	$-

Liabilities
Repurchase agreements	$1,149,978	$-	$1,149,978	$(1,105,621)	$(44,357)	$-
Interest rate swaps	5,878	-	5,878	(5,878)	-	-
TBAs	2,611	(2,611)	-	-	-	-
Total Liabilities	$1,158,467	$(2,611)	$1,155,856	$(1,111,499)	$(44,357)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2021 and December 31, 2020.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2021 and December 31, 2020.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2021 and December 31, 2020.

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

Recurring Fair Value Measurements

As of September 30, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$522,166	$-	$522,166
Freddie Mac	-	343,738	-	343,738
RMBS total	-	865,904	-	865,904
Derivative assets
Interest rate swaps	-	17,226	-	17,226
Interest rate swaptions	-	694	-	694
U.S. treasury futures options	-	198	-	198
Derivative assets total	-	18,118	-	18,118
Servicing related assets	-	-	210,819	210,819
Total Assets	$-	$884,022	$210,819	$1,094,841
Liabilities
Derivative liabilities
Interest rate swaps	-	320	-	320
TBAs	-	4,788	-	4,788
U.S. treasury futures	-	42	-	42
Derivative liabilities total	-	5,150	-	5,150
Total Liabilities	$-	$5,150	$-	$5,150

As of December 31, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$715,156	$-	$715,156
Freddie Mac	-	506,954	-	506,954
Private Label MBS	-	6,141	-	6,141
RMBS total	-	1,228,251	-	1,228,251
Derivative assets
Interest rate swaps	-	10,791	-	10,791
Interest rate swaptions	-	798	-	798
TBAs	-	4,129	-	4,129
U.S. treasury futures	-	252	-	252
Derivative assets total	-	15,970	-	15,970
Servicing related assets	-	-	174,414	174,414
Total Assets	$-	$1,244,221	$174,414	$1,418,635
Liabilities
Derivative liabilities
Interest rate swaps	-	5,878	-	5,878
Derivative liabilities total	-	5,878	-	5,878
Total Liabilities	$-	$5,878	$-	$5,878

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2021 and December 31, 2020 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases, sales and principal paydowns:
Purchases	43,428
Other changes (A)	(1,072)
Purchases and sales:	$42,356
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	54,458
Other changes in fair value (B)	(60,409)
Unrealized gain (loss) included in Net Income	$(5,951)
Balance at September 30, 2021	$210,819

As of December 31, 2020

Level 3
MSRs
Balance at December 31, 2019	$291,111
Purchases, sales and principal paydowns:
Purchases	54,439
Sales	(27,754)
Other changes (A)	(1,482)
Purchases and sales:	$25,203
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,318)
Other changes in fair value (B)	(133,582)
Unrealized gain (loss) included in Net Income	$(141,900)
Balance at December 31, 2020	$174,414

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$210,819	Discounted cash flow	Constant prepayment speed	5.0% - 21.0%	12.2%
			Uncollected payments	0.4% - 2.6%	0.6%
			Discount rate		7.0%
			Annual cost to service, per loan		$76
Total	$210,819

As of December 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$174,414	Discounted cash flow	Constant prepayment speed	5.0% -38.0%	15.4%
			Uncollected payments	0.3% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
Total	$174,414

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2021 and December 31, 2020 are described below.

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

Commitments to Purchase/Sell RMBS

As of September 30, 2021 and December 31, 2020, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of September 30, 2021 and December 31, 2020, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $777.4 million and $1.1 billion of borrowings under its repurchase agreements as of September 30, 2021 and December 31, 2020, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 38 days and 28 days as of September 30, 2021 and December 31, 2020. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$300,823	0.11%
One to three months	476,593	0.12%
Total/Weighted Average	$777,416	0.11%

As of December 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$482,319	0.23%
One to three months	667,659	0.23%
Total/Weighted Average	$1,149,978	0.23%

There were no overnight or demand securities as of September 30, 2021 or December 31, 2020.

Note 12 – Notes Payable

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018 and the Company had the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, the Borrowers entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. Approximately $63.0 million and $47.5 million was outstanding under the MSR Revolver at September 30, 2021 and December 31, 2020, respectively.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200.0 million of which $100.0 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The lender and Aurora have extended the term of this facility to November 1, 2021. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. Approximately $72.0 million and $64.0 million was outstanding under the Fannie Mae MSR Financing Facility at September 30, 2021 and December 31, 2020, respectively. See Note 16-Subsequent Events for a description of the replacement facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of September 30, 2021

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

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2021	December 31, 2020
Servicing advances	$15,630	$18,253
Interest receivable	2,156	3,119
Deferred tax receivable	19,977	21,523
Other receivables	2,599	1,740
Total other assets	$40,362	$44,635

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2021	December 31, 2020
Accrued interest payable	$855	$1,008
Accrued expenses	2,080	2,737
Total accrued expenses and other liabilities	$2,935	$3,745

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Current federal income tax benefit	$(128)	$-
Deferred federal income tax expense (benefit)	1,402	(16,263)
Deferred state income tax expense (benefit)	144	(1,285)
Provision for (benefit from) Corporate Business Taxes	$1,418	$(17,548)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Nine Months Ended September 30,
	2021		2020
Computed income tax expense (benefit) at federal rate	$1,521	21.0%	$(16,760)	21.0%
State tax expense (benefit), net of federal tax, if applicable	127	1.8%	(1,284)	1.6%
Permanent differences in taxable income from GAAP pre-tax income	175	2.4%	-	-%
Provision to return adjustment	(6)	(0.1)%	(15)	0.0%
REIT income not subject to tax (benefit)	(399)	(5.5)%	511	(0.6)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$1,418	19.6%	$(17,548)	22.0%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	September 30, 2021	December 31, 2020
Income taxes recoverable
Federal income taxes recoverable	$128	$-
Income taxes recoverable	$128	$-

	September 30, 2021	December 31, 2020
Deferred tax assets
Deferred tax - mortgage servicing rights	$11,133	$15,176
Deferred tax - net operating loss	8,844	6,347
Total net deferred tax assets	$19,977	$21,523

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOLs”) were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) passed on December 22, 2017. As of September 30, 2021, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

The Company’s 2020, 2019 and 2018 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 16 – Subsequent Events

On October 26, 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $150.0 million. The revolving period is 24 months which may be extended by agreement. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility.

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

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the three and nine-month periods ended September 30, 2021 and the year ended December 31, 2020.

On June 4, 2018, the Company issued and sold 2,750,000 shares of its common stock. The underwriters subsequently exercised their option to purchase an additional 338,857 shares for total proceeds of approximately $53.8 million after underwriting discounts and commissions but before expenses of approximately $265,000. All of the net proceeds were invested in RMBS.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, the “ATM Programs”)) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of our common stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three and nine-month period ended September 30, 2021, the Company issued and sold 553,500 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.97 per share for gross proceeds of approximately $5.0 million before fees of approximately $99,000. The Company did not issue and sell any common stock under the Common Stock ATM Program during the year ended December 31, 2020.

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

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2021, the Company did not repurchase any common stock pursuant to the repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million.

A significant portion of the paydowns of the RMBS acquired as a result of these equity offerings has been deployed into the acquisition of MSRs. The Company may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Recent Developments

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects on the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants, and particularly the Delta variant, of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of September 30, 2021, 2.4% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 6.3% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2021.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2021	2.94%	0.63%	2.31%
June 30, 2021	2.94%	0.62%	2.32%
March 31, 2021	3.04%	0.53%	2.52%
December 31, 2020	3.05%	0.59%	2.46%

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

Revenue Recognition on Investments in MSRs

Mortgage servicing fee income represents revenue earned from the ownership of MSRs. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Approximately $15.6 million and $18.3 million in reimbursable servicing advances were receivable at September 30, 2021 and December 31, 2020, respectively, and have been classified within “Receivables and other assets” on the consolidated balance sheets.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income
Interest income	$7,043	$10,001	$20,113	$40,382
Interest expense	646	(18)	1,207	15,698
Net interest income	6,397	10,019	18,906	24,684
Servicing fee income	13,839	14,365	41,127	51,916
Servicing costs	3,080	5,266	10,234	17,700
Net servicing income	10,759	9,099	30,893	34,216
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(1,050)	6,722	2,027	(12,590)
Realized loss on investments in MSRs, net	-	-	-	(11,347)
Realized loss on derivatives, net	(3,023)	(7,841)	(17,903)	(22,039)
Realized gain (loss) on acquired assets, net	(19)	(95)	15	(597)
Unrealized gain (loss) on derivatives, net	(5,467)	3,702	(9,978)	51,321
Unrealized loss on investments in Servicing Related Assets	(7,914)	(20,972)	(5,951)	(131,850)
Total Income (Loss)	(317)	634	18,009	(68,202)
Expenses
General and administrative expense	1,729	1,503	4,897	5,679
Management fee to affiliate	1,959	1,989	5,869	5,928
Total Expenses	3,688	3,492	10,766	11,607
Income (Loss) Before Income Taxes	(4,005)	(2,858)	7,243	(79,809)
Provision for (Benefit from) corporate business taxes	(215)	(2,116)	1,418	(17,548)
Net Income (Loss)	(3,790)	(742)	5,825	(62,261)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	77	10	(117)	1,147
Dividends on preferred stock	2,462	2,459	7,390	7,379
Net Loss Applicable to Common Stockholders	$(6,175)	$(3,191)	$(1,682)	$(68,493)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2021
Interest income	$120	$6,923	$-	$7,043
Interest expense	(808)	1,454	-	646
Net interest income	928	5,469	-	6,397
Servicing fee income	13,839	-	-	13,839
Servicing costs	3,080	-	-	3,080
Net servicing income	10,759	-	-	10,759
Other expense	(14,210)	(3,263)	-	(17,473)
Other operating expenses	1,030	-	2,658	3,688
Benefit from corporate business taxes	(215)	-	-	(215)
Net Income (Loss)	$(3,338)	$2,206	$(2,658)	$(3,790)

Three Months Ended September 30, 2020
Interest income	$380	$9,621	$-	$10,001
Interest expense	(1,297)	1,279	-	(18)
Net interest income	1,677	8,342	-	10,019
Servicing fee income	14,365	-	-	14,365
Servicing costs	5,266	-	-	5,266
Net servicing income	9,099	-	-	9,099
Other income (expense)	(25,492)	7,008	-	(18,484)
Other operating expenses	1,178	-	2,314	3,492
Benefit from corporate business taxes	(2,116)	-	-	(2,116)
Net Income (Loss)	$(13,778)	$15,350	$(2,314)	$(742)

Nine Months Ended September 30, 2021
Interest income	$345	$19,768	$-	$20,113
Interest expense	(2,767)	3,974	-	1,207
Net interest income	3,112	15,794	-	18,906
Servicing fee income	41,127	-	-	41,127
Servicing costs	10,234	-	-	10,234
Net servicing income	30,893	-	-	30,893
Other income (expense)	(34,090)	2,300	-	(31,790)
Other operating expenses	2,438	-	8,328	10,766
Provision for corporate business taxes	1,418	-	-	1,418
Net Income (Loss)	$(3,941)	$18,094	$(8,328)	$5,825

Nine Months Ended September 30, 2020
Interest income	$2,500	$37,882	$-	$40,382
Interest expense	850	14,848	-	15,698
Net interest income	1,650	23,034	-	24,684
Servicing fee income	51,916	-	-	51,916
Servicing costs	17,700	-	-	17,700
Net servicing income	34,216	-	-	34,216
Other expense	(82,094)	(45,008)	-	(127,102)
Other operating expenses	2,913	-	8,694	11,607
Benefit from corporate business taxes	(17,548)	-	-	(17,548)
Net Loss	$(31,593)	$(21,974)	$(8,694)	$(62,261)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2021
Investments	$210,819	$865,904	$-	$1,076,723
Other assets	46,350	28,281	63,011	137,642
Total assets	257,169	894,185	63,011	1,214,365
Debt	135,000	777,416	-	912,416
Other liabilities	1,829	5,212	12,402	19,443
Total liabilities	136,829	782,628	12,402	931,859
Book value	$120,340	$111,557	$50,609	$282,506

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Book value	$111,706	$127,163	$73,697	$312,566

Interest Income

Interest income for the three-month period ended September 30, 2021 was $7.0 million as compared to $10.0 million for the three-month period ended September 30, 2020. This $3.0 million decrease in interest income primarily resulted from the sale of RMBS.

Interest income for the nine-month period ended September 30, 2021 was $20.1 million as compared to $40.4 million for the nine-month period ended September 30, 2020. This $20.3 million decrease in interest income primarily resulted from the sale of RMBS.

Interest Expense

Interest expense for the three-month period ended September 30, 2021 was $646,000 as compared to $(18,000) for the three-month period ended September 30, 2020. The $664,000 increase in interest expense was substantially related to an increase in interest expense being offset against net interest income on interest rate swaps.

Interest expense for the nine-month period ended September 30, 2021 was $1.2 million as compared to $15.7 million for the nine-month period ended September 30, 2020. The $14.5 million decrease in interest expense was substantially related to fewer repurchase agreement borrowings as the Company sold securities and repaid related borrowings.

Change in Fair Value of Investments in Servicing Related Assets

The fair value of our investments in Servicing Related Assets for the three-month periods ended September 30, 2021 and September 30, 2020 decreased by approximately $7.9 million and $21.0 million, respectively, primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

The fair value of our investments in Servicing Related Assets for the nine-month periods ended September 30, 2021 and September 30, 2020 decreased by approximately $6.0 million and $131.9 million, respectively, primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Change in Fair Value of Derivatives

The fair value of derivatives for the three-month periods ended September 30, 2021 and September 30, 2020 decreased by approximately $5.5 million and increased by approximately $3.7 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

The fair value of derivatives for the nine-month periods ended September 30, 2021 and September 30, 2020 decreased by approximately $10.0 million and increased by approximately $51.3 million, respectively, primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the three-month period ended September 30, 2021 increased by approximately $226,000 as compared to the three-month period ended September 30, 2020. The increase was primarily due to a one-time payment in settlement of claims by a state regulator that Aurora should be licensed as a mortgage servicer in order to hold MSRs, which was partially offset by a decrease of $225,000 in legal and information technology expenses.

General and administrative expense for the nine-month period ended September 30, 2021 decreased by approximately $782,000 as compared to the nine-month period ended September 30, 2020. The decrease was primarily due to higher professional fees related to market disruptions in the first quarter of 2020 due to the COVID-19 pandemic.

Management Fees to Manager

Management fees for the three and nine-month periods ended September 30, 2021 as compared to the comparable periods ended September 30, 2020, decreased by approximately $30,000 and $59,000, respectively.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 1.8% of net income for the three-month periods ended September 30, 2021 and September 30, 2020, respectively. The increase was due to the issuance of LTIP-OP Units during the nine-month period ended September 30, 2021.

Net income allocated to noncontrolling interests in the Operating Partnership, represented approximately 2.0% and 1.8% of net income for the nine-month periods ended September 30, 2021 and September 30, 2020, respectively. The increase was due to the issuance of LTIP-OP Units during the nine-month period ended September 30, 2021.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three MonthsEnded September 30, 2021
Accumulated other comprehensive gain (loss), June 30, 2021	$14,241
Other comprehensive income (loss)	1,562
Accumulated other comprehensive gain (loss), September 30, 2021	$15,803

Nine Months Ended September 30, 2021
Accumulated other comprehensive gain (loss), December 31, 2020	$35,594
Other comprehensive income (loss)	(19,791)
Accumulated other comprehensive gain (loss), September 30, 2021	$15,803

Three Months Ended September 30, 2020
Accumulated other comprehensive gain (loss), June 30, 2020	$49,569
Other comprehensive income (loss)	(2,110)
Accumulated other comprehensive gain (loss), September 30, 2020	$47,459

Nine Months Ended September 30, 2020
Accumulated other comprehensive gain (loss), December 31, 2019	$41,414
Other comprehensive income (loss)	6,045
Accumulated other comprehensive gain (loss), September 30, 2020	$47,459

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates. During the three-month period ended September 30, 2021, the sales of securities contributed to a net unrealized gain on our RMBS of approximately $1.6 million, which is recorded in accumulated other comprehensive income (loss). During the nine-month period ended September 30, 2021, a 59 basis point increase in the 10 Year U.S. treasury rate caused a net unrealized loss on our RMBS of approximately $19.8 million, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of a non-GAAP metric called Earnings Available for Distribution (“EAD”). Prior to this quarterly report on Form 10-Q we referred to this metric as core earnings. Although EAD and core earnings are calculated identically, we believe the revised name better reflects the purpose to which investors may use the metric in the following non-GAAP measurements:

•	earnings available for distribution; and
•	earnings available for distribution per average common share.

EAD is a non-GAAP financial measure that we currently define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), realized and unrealized gain (loss) on derivatives and realized (gain) loss on acquired assets. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows or runoff and includes an adjustment for any gain or loss on the capital used to purchase the MSR. EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on preferred stock. Additionally, EAD excludes any tax (benefit) expense on realized and unrealized gain (loss) on MSRs.

EAD are provided for purposes of potential comparability to other issuers that invest in residential mortgage-related assets. We believe providing investors with EAD, in addition to related GAAP financial measures, may provide investors some insight into our ongoing operational performance. However, the concept of EAD does have significant limitations, including the exclusion of realized and unrealized gains (losses), and given the apparent lack of a consistent methodology among issuers for defining EAD, it may not be comparable to similarly titled measures of other issuers, which define EAD differently from us and each other. As a result, EAD should not be considered a substitute for our GAAP net income (loss) or as a measure of our liquidity. While EAD is one indicia of the Company’s earnings capacity, it is not the only factor considered in setting a dividend and is not the same as REIT taxable income which is calculated in accordance with the rules of the IRS.

Earnings Available for Distribution

EAD for the three and nine-month periods ended September 30, 2021 as compared to the comparable periods ended September 30, 2020, decreased by approximately $3.9 million and $11.3 million respectively, or $0.23 and $0.68 per average common share, respectively, primarily due to a decrease in the size of the RMBS portfolio during 2020 and to a one-time payment in settlement of claims by a state regulator that Aurora should be licensed as a mortgage servicer in order to hold MSRs.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income (Loss)	$(3,790)	$(742)	$5,825	$(62,261)
Realized loss (gain) on RMBS, net	1,050	(6,722)	(2,027)	12,590
Realized loss on derivatives, net	3,023	7,841	17,903	22,039
Realized loss on investments in MSRs, net	-	-	-	11,347
Realized loss (gain) on acquired assets, net	19	95	(15)	597
Unrealized loss (gain) on derivatives, net	5,467	(3,702)	9,978	(51,321)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	417	15,091	(15,411)	113,654
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	655	(1,017)	4,045	(14,849)
Total EAD:	$6,841	$10,844	$20,298	$31,796
EAD attributable to noncontrolling interests in Operating Partnership	(134)	(198)	(406)	(586)
Dividends on preferred stock	2,462	2,459	7,390	7,379
EAD Attributable to Common Stockholders	$4,245	$8,187	$12,502	$23,831
EAD Attributable to Common Stockholders, per Diluted Share	$0.25	$0.48	$0.73	$1.41
GAAP Net Loss Per Share of Common Stock, per Diluted Share	$(0.36)	$(0.19)	$(0.10)	$(4.06)

Our Portfolio

MSRs

Aurora’s  portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately  $20.8 billion as of September 30, 2021.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs	$210,819	$20,781,421	3.57%	0.25%	316	24	0.1%
MSR Total/Weighted Average	$210,819	$20,781,421	3.57%	0.25%	316	24	0.1%

As of December 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon	WA Servicing Fee	WA Maturity (months)	Weighted Average Loan Age (months)	ARMs %(A)
MSRs	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%

ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$709,268	$510,769	$12,278	$(881)	$522,166	70	(B)	3.12%	3.00%	27
Freddie Mac	422,028	339,213	6,557	(2,032)	343,738	39	(B)	2.99%	2.86%	28
Total/Weighted Average	$1,131,296	$849,982	$18,835	$(2,913)	$865,904	109		3.07%	2.94%	28

As of December 31, 2020

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2021	December 31, 2020
Weighted Average Asset Yield	2.98%	2.49%
Weighted Average Interest Expense	0.72%	0.71%
Net Interest Spread	2.26%	1.78%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the three and nine-month periods ended September 30, 2021, the Company issued and sold 553,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.97 per share for gross proceeds of approximately $5.0 million before fees of approximately $99,000. During the three and nine-month periods ended September 30, 2020, we did not sell any capital stock pursuant to the ATM programs. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of the RMBS to purchase MSRs. We may also sell certain RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Although we continue to maintain a higher level of unrestricted cash than prior to the pandemic,. we expect to invest more of that unrestricted cash in our targeted assets if normalization of the economy continues. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of September 30, 2021, we had repurchase agreements with 32 counterparties and approximately $777.4 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. As of September 30, 2021, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2021 was approximately 4.8%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232
December 31, 2019	$2,324,976	$2,337,638	$2,337,638

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities during 2020 and 2021.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.8 % and 5.0% as of September 30, 2021 and December 31, 2020, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$304,204	$300,823	0.11%
One to three months	496,898	476,593	0.12%
Total/Weighted Average	$801,102	$777,416	0.11%

As of December 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$484,920	$482,319	0.23%
One to three months	679,496	667,659	0.23%
Total/Weighted Average	$1,164,416	$1,149,978	0.23%

The amount of collateral as of September 30, 2021 and December 31, 2020, including cash, was $816.3 million and $1,208.8 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2021 and December 31, 2020 was 38 days and 28 days, respectively.

MSR Financing

In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2021 and December 31, 2020, approximately $63.0 million and $47.5 million, respectively, was outstanding under the MSR Revolver.

In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Financing Facility”), to replace the MSR Financing Facility. Under the Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility is $200 million of which $100 million is committed. Borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. The term of the facility is 24 months subject to extension for an additional 12 months if the lender agrees beginning in the 20th month. The lender and Aurora have extended the term of this facility to November 1, 2021. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Financing Facility. At September 30, 2021 and December 31, 2020, approximately $72.0 million and $64.0 million, respectively, was outstanding under the Fannie Mae MSR Financing Facility. See Note 16 Subsequent Events for a description of the replacement facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $42.0 million and our investing activities provided cash of approximately $283.7 million for the nine-month period ended September 30, 2021.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three and nine-month periods ended September 30, 2021 was $0.36 and $0.10, respectively. Our GAAP loss per diluted share for the three and nine-month periods ended September 30, 2020 was $0.19 and $4.06, respectively.

Off-balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements. We did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities or entered into any commitment or intend to provide additional funding to any such entities.

Contractual Obligations

Our contractual obligations as of September 30, 2021 and December 31, 2020 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, our subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$777,416	$-	$-	$-	$777,416
Interest on repurchase agreement borrowings(A)	$62	$-	$-	$-	$62
MSR Revolver
Borrowings under MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on MSR Revolver borrowings	$2,370	$-	$-	$-	$2,370
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$72,000	$-	$-	$-	$72,000
Interest on Fannie Mae MSR Financing Facility	$438	$-	$-	$-	$438

As of December 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,149,978	$-	$-	$-	$1,149,978
Interest on repurchase agreement borrowings(A)	$492	$-	$-	$-	$492
MSR Revolver
Borrowings under MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on MSR Revolver borrowings	$1,134	$-	$-	$-	$1,134
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,655	$-	$-	$-	$1,655

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2021 and December 31, 2020, respectively, and includes all interest expense incurred through those dates.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay the Services Provider for services provided under the Services Agreement Our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, and general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

The term of the Management Agreement will expire on October 22, 2021 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2021 and the Management Agreement’s term was automatically extended until October 22, 2022. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of September 30, 2021, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continues to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Once these loans and any related advance claims are rehabilitated or liquidated, the subservicing agreement with Freedom Mortgage will be terminated. It is not clear when that will occur. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$224,942	$217,667	$210,819	$204,365	$198,273
Change in FV	$14,123	$6,848	$-	$(6,454)	$(12,547)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$238,655	$224,090	$210,819	$198,714	$187,639
Change in FV	$27,835	$13,270	$-	$(12,106)	$(23,181)
% Change in FV	13%	6%	-	(6)%	(11)%
Servicing Cost Shift in %
Estimated FV	$217,347	$214,083	$210,819	$207,556	$204,292
Change in FV	$6,528	$3,264	$-	$(3,264)	$(6,528)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2020

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$184,906	$179,511	$174,414	$169,595	$165,031
Change in FV	$10,492	$5,096	$-	$(4,820)	$(9,383)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$210,532	$191,603	$174,414	$158,811	$144,606
Change in FV	$36,117	$17,189	$-	$(15,603)	$(29,808)
% Change in FV	21%	10%	-	(9)%	(17)%
Servicing Cost Shift in %
Estimated FV	$180,274	$177,344	$174,414	$171,485	$168,555
Change in FV	$5,859	$2,930	$-	$(2,930)	$(5,859)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2021

		Fair Value Change
	September 30, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,436,545
RMBS Total Return (%)		(0.21)%	(0.57)%	(1.06)%	(1.64)%	(3.07)%
RMBS Dollar Return		$(2,998)	$(8,176)	$(15,158)	$(23,584)	$(44,127)

As of December 31, 2020

		Fair Value Change
	December 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,570,182
RMBS Total Return (%)		(0.07)%	(0.32)%	(0.74)%	(1.31)%	(2.81)%
RMBS Dollar Return		$(1,160)	$(4,975)	$(11,554)	$(20,597)	$(44,187)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2021, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2021, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 9, 2021	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2021	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2021

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