Form 10-K
period 2021-12-31
Cherry Hill Mortgage Investment Corp
filed 2022-03-15
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2021, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2021) was approximately $167.8 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2021, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 15, 2022, the registrant had a total of 18,261,848 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2022 are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

“GAAP” means U.S. generally accepted accounting principles.

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

•
the Company’s ability to maintain an exception from the definitions of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), or otherwise not fall within those definitions;

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

•
the ultimate geographic spread, severity and duration of pandemics, such as the outbreak of the COVID-19 pandemic and the emergence of new variants of the virus, actions that may be taken by governmental authorities to contain or address the impact of such pandemics, and the potential negative impacts of such pandemics on the U.S. and global economy generally and the U.S. residential mortgage market and our financial condition and results of operations specifically;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

•
limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code and the Company’s exception from the definitions of “investment company” under the Investment Company Act (or of otherwise not falling within those definitions);

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

SUMMARY OF PRINCIPAL RISK FACTORS

Investing in our securities involves risks. The following is a summary of the principal factors that make an investment in the Company speculative or risky, all of which are more fully described below in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

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

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of our assets.

•	We rely on financial modeling to value our Servicing Related Assets.

•	We use leverage to increase returns, but it exposes us to margin calls on our investable assets.

We are externally managed which creates risks, including:

•	We are dependent on our Manager to provide qualified personnel.

•	The amount of the fee we pay to our Manager is not affected by the performance of our investments.

•	The fee payable to our Manager upon termination without cause or non-renewal is a material impediment to changing managers or internalizing management of our Company.

•	Certain of our lenders prohibit terminating our Manager without their consent.

Our organizational structure creates risks, including:

•	Maintenance of certain exceptions from (or otherwise not falling within) the definitions of “investment company” under the Investment Company Act imposes significant limitations on our operations.

•	The REIT rules impose ownership limits which may discourage a possible takeover. Certain provisions of Maryland law have the same effect.

Ownership of our common stock or our preferred stock involves risks, including:

•	The trading volume and market prices for shares of our equity securities tend to be volatile due to the relatively small market capitalization of our Company.

•	Our preferred stock has not been rated and is junior to our debt and any additional shares of senior stock that we may issue.

•	We may not be able to pay dividends on our equity securities.

•	Our preferred stock has very limited voting rights which generally do not include voting for directors.

Qualification as a REIT involves risks, including:

•	If we fail to satisfy the ongoing REIT qualification tests, we will become subject to taxation which will adversely affect the return on your investment.

•	In order to satisfy those requirements, we may be required to forgo or liquidate otherwise attractive investments.

•	We could lose our status as a REIT if the IRS successfully challenges our characterization of investments in internally created excess mortgage servicing rights.

•	The REIT rules require that our mortgage servicing rights be held by a taxable REIT subsidiary, and the taxes payable by our taxable REIT subsidiary reduce the returns from that investment.

PART I

Item 1.	Business

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013, following the completion of our initial public offering (“IPO”). Our common stock, our 8.20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CHMI,” “CHMI-PRA” and “CHMI-PRB”, respectively. We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser established by Stanley Middleman. Our Manager is a party to a services agreement with Freedom Mortgage Corporation (“Freedom Mortgage”), which is owned and controlled by Mr. Middleman. Our Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

We operate so as to continue to qualify to be taxed as a REIT under the Code. To qualify as a REIT, we must distribute annually to our stockholders an amount at least equal to 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain. We currently expect to distribute substantially all of our REIT taxable income to our stockholders. We will be subject to income tax on our taxable income that is not distributed and to an excise tax to the extent that certain percentages of our taxable income are not distributed by specified dates. CHMI Solutions, Inc. (“Solutions”), which is our TRS, and, Aurora Financial Group, Inc. (“Aurora”), which is our licensed mortgage servicing subsidiary and a wholly owned subsidiary of Solutions, are subject to regular corporate U.S. federal, state and local income taxes on their taxable income.

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

Our ability to acquire MSRs is subject to the requirements for qualification as a REIT for U.S. federal income tax purposes. We hold our MSRs through Aurora, a wholly owned subsidiary of our TRS. Our TRS and Aurora are subject to corporate income tax. We create Excess MSRs from the MSRs held by Aurora. The Excess MSRs are transferred to one of our subsidiaries which function as qualified REIT subsidiaries. These intercompany transfers are eliminated in consolidation for financial statement purposes. The portion of the interest payments represented by the Excess MSRs are not subject to an entity level tax as long as we comply with the requirements for qualification as a REIT for U.S. federal income tax purposes. The tax liability of Aurora negatively impacts the returns from the MSRs that it holds. In addition, our investments in MSRs expose us to default risk and the potential for credit losses.

We do not directly service the mortgage loans underlying the MSRs we acquire; rather, we contract with third-party subservicers to handle servicing functions for the loans underlying the MSRs.

RMBS Strategy. Our RMBS strategy focuses primarily on the acquisition and ownership of Agency RMBS that are whole-pool, residential mortgage pass-through certificates. However, from time to time, we invest in CMOs, including IOs and inverse IOs, primarily to take advantage of particularly attractive prepayment-related or structural opportunities in the RMBS markets. In addition to investing in specific pools of Agency RMBS, we utilize TBAs. Pursuant to these TBA transactions, we agree to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of underlying collateral, but the particular Agency RMBS to be delivered is not identified until shortly before the TBA settlement date. Generally, we do not take delivery of the specified pool but instead enter into an offsetting transaction before the date when we would be required to take delivery. Our ability to engage in TBA transactions is limited by the gross income and asset tests applicable to REITs. From time to time, we enter into TBA dollar rolls which represent transactions where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency MBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, drop income on TBA dollar rolls generally represents the economic equivalent of the net interest income earned on the underlying Agency MBS less an implied financing cost.

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

Our overall strategy, and each category of assets within that strategy, is adaptable to changing market environments, subject to compliance with the asset, income and other tests and conditions that we must satisfy to maintain our qualification as a REIT and maintain an exception to the definitions of an “investment company” under the Investment Company Act (or otherwise not fall within those definitions). As a result, our acquisition and management decisions will depend on prevailing market conditions, and our targeted asset classes and strategy may vary over time in response to market conditions and may be limited by such compliance.

Our Manager

We are externally managed by our Manager. With the exception of Aurora, our licensed mortgage servicing subsidiary, which has three leased employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to a services agreement with Freedom Mortgage, which is owned and controlled by Mr. Middleman. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business. For additional information regarding the management agreement with our Manager, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Management Agreement.”

 The principal office and place of business of our Manager is 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, and the telephone number of our Manager’s executive offices is (877) 870-7005.

We have a Risk Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. Our Risk Committee is made up of personnel provided to CHMI through CHMM and those personnel are as follows: Mr. Lown, our President and Chief Executive Officer; Mr. Evans, our Chief Investment Officer; Mr. Hutchby, our Chief Financial Officer, Treasurer and Secretary; and our MSR portfolio manager.

Our Manager is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, and is subject to the regulatory oversight of the SEC.

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

We have entered into repurchase agreements with 33 counterparties as of December 31, 2021. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.”

We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest and Financing Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining an exception from the definitions of “investment company” under the Investment Company Act (or otherwise not fall within those definitions), we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include interest rate swaps, TBAs, swaptions and Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect on our RMBS of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities.”

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

Human Capital Resources

We are externally managed and rely on our Manager to provide the personnel necessary to conduct our investment operations. As of the date of this Annual Report, there are 12 individuals who work in our business. The salary and benefits of three of those individuals are paid by Freedom Mortgage and we reimburse Freedom Mortgage for the cost of those salaries and benefits on a monthly basis. These individuals were hired specifically to manage the operations of Aurora, our licensed mortgage servicing subsidiary.  In addition, we reimburse our Manager for the cost of the salary and benefits paid by our Manager to our Chief Financial Officer on a quarterly basis. Prior to January 1, 2022, we also reimbursed our Manager for the cost of the salary and benefits paid by our Manager to our General Counsel on a quarterly basis. Although the management fee we pay to our Manager pursuant to the terms of the management agreement with our Manager is not tied to or calculated based on the salaries and benefits of the other individuals who provide services to us, we believe our Manager uses the base management fee it receives from us for that purpose, among others.

We believe our external management structure imposes some constraints on our ability to use any particular measures or objectives in managing our workforce. The cash compensation of all but three members of our work force is not controlled by us. As a result, we have relied on equity compensation in the form of long-term incentive plan units, which are a special category of limited partnership interests in the Operating Partnership, to incentivize and retain our personnel.

Our Tax Status

We have elected to be taxed as a REIT under the Code. Provided that we maintain our qualification as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income that is currently distributed to our stockholders. REITs are subject to a number of organizational and operational requirements, including a requirement that they distribute at least 90% of their annual REIT taxable income excluding net capital gains. We cannot assure you that we will be able to comply with such requirements in the future. Failure to qualify as a REIT in any taxable year would cause us to be subject to U.S. federal income tax on our taxable income at regular corporate rates (and any applicable state and local taxes). Even if we qualify for taxation as a REIT, we may be subject to certain federal, state, local and non-U.S. taxes on our income. For example, the income generated by our TRS and its subsidiary, Aurora, from the ownership of MSRs is subject to U.S. federal, state and local income tax. See “Item 1A. Risk Factors—U.S. Federal Income Tax Risks” for additional tax status information.

The Investment Company Act

We are organized as a holding company and conduct business primarily through our subsidiaries. We believe we have conducted and we intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We believe neither we nor our Operating Partnership is considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our Operating Partnership engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our Operating Partnership’s wholly-owned or majority-owned subsidiaries including CHMI Sub-REIT, Inc., we believe that we and our Operating Partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate. We also believe that neither we nor our Operating Partnership is considered an investment company under Section 3(a)(1)(C) of the Investment Company Act because neither we nor our Operating Partnership meets the 40% test under that subsection.

We expect that most of our assets will be held in wholly-owned or majority-owned subsidiaries of our Operating Partnership and that most of these subsidiaries will rely on the exception from the definitions of  investment company provided by Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that, among other requirements, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Section 3(c)(5)(C), as interpreted by the staff of the SEC, generally requires an entity to invest at least 55% of its assets in certain “qualifying real estate interests,” and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets” (with no more than 20% comprised of miscellaneous assets). For purposes of the exception provided by Section 3(c)(5)(C), we classify investments and other assets based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset.

However, certain subsidiaries might rely on Section 3(c)(7) of the Investment Company Act and, therefore, our Operating Partnership’s interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether our Operating Partnership passes the 40% test.

In the event that we or our Operating Partnership were to acquire assets that could make either entity fall within the definition of an investment company under Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, we believe that we and our Operating Partnership would still qualify for an exception from the definitions of “investment company” provided by Section 3(c)(5)(C), Section 3(c)(6) or both.

Qualification for exceptions from the definitions of “investment company” under the Investment Company Act limits our ability to make certain investments. In addition, complying with the tests for such exceptions could restrict the time at which we can acquire and sell assets, or require us to sell assets when we otherwise would not choose to do so. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon such exclusions, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.

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

The market and economic disruptions caused by the COVID-19 pandemic have negatively impacted, and could further negatively impact, our business, financial condition and results of operations. Any prolonged disruptions could create widespread mortgage loan performance and business continuity and viability issues.

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

The market and economic disruptions caused by the COVID-19 pandemic have negatively impacted and could further negatively impact our business. In particular, our ability to operate successfully could be adversely impacted due to, but not limited to, the following:

•
Continued volatility in the residential credit market has in the past caused and may continue to cause the market value of loans and securities we own subject to financing to decline, and our financing counterparties may make margin calls. In March 2020 we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in higher than historical levels of margin calls. We cannot assure you that we will not be subject to additional margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our securities to decline.

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

We are subject to risks related to mortgage loans. We expect that, over the near and long term, the economic and market disruptions caused by the COVID-19 pandemic will continue to adversely impact the financial condition of borrowers of mortgage loans. As a result, and in light of the expected discontinuation of certain government or private borrower relief measures, we anticipate that the number of borrowers who become delinquent or default on their loans may increase significantly. An increase in delinquencies or default would have an adverse impact on the value of our RMBS and Servicing Related Assets, as well as increase the cost to service the loans underlying our MSR assets. Any future period of payment delinquencies, defaults, foreclosures or losses will likely adversely affect our cash flows, business, financial condition and results of operations, and ability to pay dividends to our stockholders. In addition, to the extent current conditions persist or worsen, real estate values may decline, which would likely reduce the level of new mortgage and other real estate-related loan originations. Such a reduction in origination activity would adversely affect our ability to grow our business and fully execute our investment strategy and could decrease our earnings and liquidity.

Our ability to make distributions to our stockholders has and may continue to be adversely affected by the COVID-19 pandemic.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain and without regard to the deduction for dividends paid) each year for us to qualify as a REIT under the Code, which requirement we have historically satisfied through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. In light of the negative impact on our liquidity in the first quarter of 2020 caused by the economic and market turmoil resulting from the COVID-19 pandemic, we decided in March 2020 to pay our previously declared cash dividend for the first quarter of 2020 of $0.40 per share of common stock, in a combination of cash and common stock, and we declared and paid a cash dividend of $0.27 per share for each subsequent quarter. We cannot assure you that similar events impacting our liquidity will not occur in the future.  Accordingly, if such events occur and our liquidity is negatively impacted, we may not be able to continue making distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

Market disruptions caused by the COVID-19 pandemic have made it more difficult for us to determine the fair value of our investments.

Market-based inputs are generally the preferred source of values for purposes of measuring the fair value of our assets under GAAP. However, the markets for our assets have experienced and in the future may continue to experience extreme volatility, reduced transaction volume and liquidity, and disruption as a result of the COVID-19 pandemic, which has made it more difficult for us and the providers of third-party valuations that we use to rely on market-based inputs in connection with the valuation of our assets under GAAP. The fair value of certain of our investments may fluctuate over short periods of time, and our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The value of our common and preferred stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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

Our investments in Servicing Related Assets are dependent on the entity performing the actual servicing of the mortgage loans, called the mortgage servicer, to perform its servicing obligations. As a result, we could be materially and adversely affected if a mortgage servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined in part through contractual agreements, which generally provide for the possibility for termination of the mortgage servicer in the absolute discretion of the applicable Agency. In addition, the termination of a mortgage servicer could take effect across all mortgages being serviced by that mortgage servicer.

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

We cannot predict the impact future actions by the U.S. Federal Reserve (“Federal Reserve”) will have on our business, and any such actions may negatively impact us.

On January 26, 2022, the Federal Reserve announced that it expects to end its monthly asset purchases, including its purchases of Agency RMBS, and has signaled that it is likely to begin increasing the federal funds rate. This announcement indicates that the Federal Reserve will likely be reversing the policies it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Federal Reserve adopted a policy of quantitative easing whereby it purchased each month significant amounts of U.S. Treasury securities and Agency RMBS. The Federal Reserve also reduced the federal funds rate target to 0 to 0.25 percent, established a series of emergency lending programs, reduced the discount rate and encouraged depository institutions to borrow from the discount window, and took regulatory actions to ease capital and liquidity requirements at depository institutions.  The purpose of these actions was to stabilize financial markets and reduce interest rates and volatility. The Federal Reserve’s balance sheet increased by more than $4.5 trillion to nearly $9 trillion, including $2.5 trillion in Agency RMBS. Due to the reduction in interest rates, prepayment speeds and mortgage refinancing activity increased. The Federal Reserve took similar actions during the 2008 financial crisis.

A shift in the Federal Reserve’s policies is likely to result in higher interest rates, including for Agency RMBS. The Federal Reserve has already begun to reduce its asset purchases and has stated that it intends to hold, in the longer run, primarily U.S. Treasury securities on its balance sheet.  These actions may decrease spreads on interest rates, reducing our net interest income.  They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decrease the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

We cannot predict or control the impact future actions by the Federal Reserve will have on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or unreliable. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. In the past, the valuation process for certain of our assets has been particularly difficult due to market events resulting from the COVID-19 pandemic, the valuation of such assets was unpredictable, and the disparity of valuations provided to by third-party dealers has widened. We expect these factors and others that are beyond our control to continue having an impact on the valuation process for certain of our assets. Our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected if our fair value determinations of these assets are materially higher than actual market values.

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

Our business is highly dependent on communications and information systems. Any failure or interruption of those systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including MBS trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of third parties, which could lead to regulatory fines, costs associated with remediating the breach, reputational harm, financial losses, litigation. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks or security breaches. The costs and losses associated with these risks are difficult to predict and quantify but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving.

Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent in our industry. Although we have not detected a material cybersecurity breach of our networks or systems to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. For example, on March 5, 2021, one of the Company’s subservicers informed the Company that a third-party vendor, Accellion, used by the subservicer experienced an information security breach. As a consequence of that breach, the personally identifiable information of certain mortgage loan borrowers underlying the Company’s mortgage servicing rights portfolio was accessed by an unauthorized third party. The subservicer has notified all impacted individuals in accordance with state and federal regulations and has offered those individuals impacted free credit monitoring services for an extended period of time. The subservicer has represented to the Company that the breach does not have a material impact on its ability to perform under its contract with the Company. The breach did not have an operational impact on the Company’s systems or network environment.

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

Subject to maintaining our qualification as a REIT and applicable exceptions from the definition of “investment company” under the Investment Company Act (as applicable), we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

Our board of directors has the authority to change our investment strategy or asset allocation at any time without notice to or consent from our stockholders. To the extent that our investment strategy changes in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K and the other documents we file with the SEC from time to time. A change in our investments may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Furthermore, a change in our asset allocation could result in our allocating assets in a different manner than as described in this Annual Report on Form 10-K.

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

Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with the U.S. Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our efforts to comply with certain exceptions from (otherwise avoid falling within) the definitions of an “investment company” under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

We do not have any employees of our own other than three leased employees of our licensed mortgage servicing subsidiary, Aurora. We are completely reliant on our Manager, which has significant discretion as to the implementation of our operating policies and execution of our business strategies and risk management practices. The departure of any of our senior officers could have a material adverse effect on our ability to achieve our objectives.

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

Risks Related to Our Organizational Structure

Maintenance of certain exceptions from (or otherwise not falling within) the definitions of “investment company” under the Investment Company Act imposes significant limitations on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. This limits the types of businesses in which we may engage and the assets we may hold and the manner in which we hold them. Certain of our subsidiaries rely on the exception provided by Section 3(c)(5)(C) under the Investment Company Act which is designed for entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exception generally requires that at least 55% of the entity’s assets consist of qualifying real estate interests and at least 80% of the entity’s assets consist of qualifying real estate interests or real estate-related assets (with no more than 20% in miscellaneous assets). These requirements limit the types of assets those subsidiaries can own and the timing of sales and purchases of those assets.

To classify the assets held by our subsidiaries as qualifying real estate interests or real estate-related assets, we seek to rely on no-action letters and other guidance published by the SEC staff regarding those kinds of assets, as well as upon our analyses (in consultation with outside counsel) of guidance published with respect to other types of assets. There can be no assurance that the laws and regulations governing the Investment Company Act status of companies similar to ours, or the guidance from the SEC or its staff regarding the treatment of assets as qualifying real estate interests or real estate-related assets, will not change in a manner that adversely affects our operations. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon our investment company status, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could further inhibit our ability to pursue the strategies that we have chosen. Furthermore, although we intend to monitor the assets of our subsidiaries regularly, there can be no assurance that our subsidiaries will be able to maintain their exception from registration. Any of the foregoing could require us to adjust our strategy, which could limit our ability to make certain investments or require us to sell assets in a manner, at a price or at a time that we otherwise would not have chosen. This could negatively affect the value of our common or preferred stock, the sustainability of our business model and our ability to make distributions.

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

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2021, we have 4,781,635 shares of preferred stock outstanding, including 2,781,635 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of either series of Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. Other than the limited conversion rights afforded to holders of our Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Preferred Stock are not materially and adversely affected.

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

Future discontinuance of U.S. dollar LIBOR might adversely affect the value of investments in the Series B Preferred Stock.

On July 27, 2017, and in a subsequent speech by its chief executive on July 12, 2018, the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, confirmed that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. On March 5, 2021, ICE Benchmark Administration Limited, the LIBOR administrator, and the FCA issued an announcement on the future cessation and loss of representativeness of the LIBOR benchmarks. For three-month U.S. dollar LIBOR (“USD LIBOR”), this will occur immediately after June 30, 2023.

Holders of the Series B Preferred Stock should be aware that, when USD LIBOR is discontinued or otherwise unavailable, the dividend rate on the Series B Preferred Stock will be determined for the relevant period by the fallback provisions applicable to such stock.  From and including April 15, 2024 (the “floating rate period”), and because USD LIBOR will have ceased publication, under the terms of the Series B Preferred Stock, we will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. In such case, the calculation agent in its sole discretion may also implement other technical changes to the Series B Preferred Stock in a manner that is consistent with industry accepted practices for such substitute or successor base rate.

It is currently anticipated that the successor rate to be chosen by the calculation agent during the floating rate period will be the secured overnight financing rate, or “SOFR.”

The selection of a successor rate, and any decisions, determinations or elections made by us or the calculation agent in connection with implementing a successor rate with respect to the Series B Preferred Stock in accordance with its terms during the floating rate period, could result in adverse consequences to the applicable dividend rate on the Series B Preferred Stock, which could adversely affect the return on, value of and market for the Series B Preferred Stock. Further, there is no assurance that the characteristics of any successor rate will be similar to USD LIBOR, or that any successor rate will produce the economic equivalent of USD LIBOR.

Potential conflicts of interest in connection with replacing USD LIBOR.

During the floating rate period, the calculation agent will make certain determinations in its own discretion, as described above and in the terms of the Series B Preferred Stock, in connection with choosing and implementing a replacement dividend rate. These determinations do not require the consent of the holders and, once made, may negatively affect the value of the Series B Preferred Stock and will be conclusive and binding on the holders of the Series B Preferred Stock.

The composition and characteristics of SOFR are not the same as those of USD LIBOR and there is no guarantee that SOFR is a comparable substitute for USD LIBOR.

The composition and characteristics of the SOFR are not the same as those of USD LIBOR. SOFR is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. This means that SOFR is fundamentally different from USD LIBOR for two key reasons. First, SOFR is a secured rate, while USD LIBOR is an unsecured rate. Second, SOFR is an overnight rate, while USD LIBOR represents interbank funding over different maturities. As a result, there can be no assurance that SOFR will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of SOFR began in April 2018, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.

Because SOFR is published by the Federal Reserve Bank of New York based on data received from other sources, we have no control over its determination, calculation or publication. There can be no guarantee that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of holders of the Series B Preferred Stock.

During the floating rate period, under the terms of the Series B Preferred Stock, we will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. It is currently anticipated that the successor rate to be chosen by the calculation agent for dividend periods during the floating rate period will be SOFR, and we assume that the successor rate will be SOFR for purposes of the following discussion. In the following discussion of SOFR, when we refer to SOFR-linked securities, we mean the Series B Preferred Stock from and including April 15, 2024.

SOFR is published by the Federal Reserve Bank of New York (“FRBNY”) and is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral Treasury repurchase agreement (“repo”) transactions cleared through the delivery-versus-payment service offered by the Fixed Income Clearing Corporation (the “FICC”), a subsidiary of The Depository Trust & Clearing Corporation (“DTCC”). SOFR is filtered by FRBNY to remove a portion of the foregoing transactions considered to be “specials.” According to FRBNY, “specials” are repos for specific-issue collateral which take place at cash-lending rates below those for general collateral repos because cash providers are willing to accept a lesser return on their cash in order to obtain a particular security.

FRBNY reports that SOFR is calculated as a volume-weighted median of transaction-level tri-party repo data collected from The Bank of New York Mellon, which currently acts as the clearing bank for the tri-party repo market, as well as General Collateral Finance Repo transaction data and data on bilateral Treasury repo transactions cleared through the FICC’s delivery-versus-payment service. FRBNY notes that it obtains information from DTCC Solutions LLC, an affiliate of DTCC.

FRBNY publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr.  FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice.

Because SOFR is published by FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in SOFR-linked securities. If the manner in which SOFR is calculated is changed, that change may result in a reduction of the amount of dividends payable on SOFR-linked securities, which may adversely affect the trading prices of SOFR-linked securities. If the rate at which dividends accrue on the Series B Preferred Stock on any day or for any dividend period during the floating rate period declines to zero or becomes negative, no dividends will accrue on the Series B Preferred Stock with respect to that day or dividend period.

FRBNY started publishing SOFR in April 2018. FRBNY has also started publishing historical indicative SOFRs dating back to 2014, although such historical indicative data inherently involves assumptions, estimates and approximations. Holders of the Series B Preferred Stock should not rely on such historical indicative data or on any historical changes or trends in SOFR as an indicator of the future performance of SOFR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR during the floating rate period may bear little or no relation to the historical actual or historical indicative data. In addition, the return on and value of SOFR-linked securities may fluctuate more than floating rate preferred stock that is linked to less volatile rates. An established trading market for the SOFR-linked securities may never develop or may not be very liquid. Market terms for preferred stock that is linked to SOFR may evolve over time, and as a result, trading prices of SOFR-linked securities may be lower than those of later-issued preferred stock that is linked to SOFR. Similarly, if SOFR does not prove to be widely used in SOFR-linked securities that are similar or comparable to the Series B Preferred Stock, the trading price of the SOFR-linked securities may be lower than those of preferred stock that is linked to rates that are more widely used. Investors in the SOFR-linked securities may not be able to sell the SOFR-linked securities at all or may not be able to sell the SOFR-linked securities at prices that will provide them with a yield comparable to similar investments that have a developed secondary market, and may consequently suffer from increased pricing volatility and market risk.

Furthermore, during the floating rate period and assuming that the replacement rate is SOFR, dividends on the Series B Preferred Stock are only capable of being determined at the end of the relevant dividend period and immediately or shortly prior to the relevant dividend payment date. It might be difficult for investors in the Series B Preferred Stock to estimate reliably the amount of dividends that will be payable on such stock, and some investors might be unable or unwilling to trade such stock without changes to their information technology systems, both of which might adversely affect the liquidity of such stock.

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

If we fail to qualify as a REIT in any calendar year, and do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax (and any applicable state and local taxes), on our taxable income at the corporate rate, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Further, if we fail to qualify as a REIT, we might need to borrow money or sell assets in order to pay any resulting tax. Our payment of income tax would decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to qualify or maintain our qualification as a REIT, we no longer would be required under U.S. federal tax laws to distribute substantially all of our REIT taxable income to our stockholders. Unless our failure to qualify as a REIT was subject to relief under U.S. federal tax laws, we could not re-elect to qualify as a REIT until the fifth calendar year following the year in which we failed to qualify.

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

We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. However, there is no requirement that TRSs distribute their after-tax net income to their parent REIT or its stockholders.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. The IRS has issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly held REITs (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (i.e., a dividend), as long as at least 20% (and pursuant to Revenue Procedure 2020-19, 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022) of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. We have paid dividends in our own stock in the past and may pay dividends in our own stock in the future. If in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. The top corporate income tax rate has been reduced to 21%. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, as discussed above, special rules reduced taxation of certain income earned through passthrough entities and reduced the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received, as described above) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. The TCJA may require us to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. Most of the changes made by the TCJA applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA made numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the TCJA reduced the limit for an individual’s mortgage interest expense to interest on $750,000 of mortgages and does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). Such change and the reduction in deductions for state and local taxes (including property taxes) may adversely affect the residential mortgage markets in which we invest.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2021, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Holders

As of March 15, 2022, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

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

The following table sets forth the dividends declared during each calendar quarter for 2021 and 2020:

	Declaration Date	Record Date	Payment Date	Amount per Share
2021
Fourth Quarter	12/9/2021	12/31/2021	1/25/2022	$0.27
Third Quarter	9/17/2021	9/30/2021	10/26/2021	$0.27
Second Quarter	6/17/2021	6/30/2021	7/27/2021	$0.27
First Quarter	3/4/2021	3/31/2021	4/27/2021	$0.27
2020
Fourth Quarter	12/10/2020	12/31/2020	1/26/2021	$0.27
Third Quarter	9/17/2020	9/30/2020	10/27/2020	$0.27
Second Quarter	6/18/2020	6/30/2020	7/28/2020	$0.27
First Quarter	3/12/2020	3/31/2020	4/28/2020	$0.40

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index, a peer group index, from December 31, 2015 to December 31, 2021. The graph assumes that $100 was invested on December 31, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Index and the SNL Finance REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	December 29, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Cherry Hill Mortgage Investment Corporation	$109.81	$117.15	$109.27	$79.20	$80.48
Russel 2000	$114.65	$102.02	$128.06	$153.62	$176.39
SNL Finance REIT (A)	$120.98	$117.81	$140.91	$111.54	$128.00
S&P 500	$121.83	$116.49	$153.17	$181.35	$233.41

Source: SNL Financial LC

(A)
In addition to the Company, as of December 31, 2021, the SNL Finance REIT Index comprised the following companies: AG Mortgage Investment Tr Inc., AGNC Investment Corp., American Church Mortgage Co., Annaly Capital Mgmt Inc., Anworth Mortgage Asset Corp., Apollo Commercial Real Estate,Arbor Realty Trust Inc., Ares Commercial RE Corp., Arlington Asset Invt Corp., ARMOUR Residential REIT Inc., Blackstone Mortgage Tr Inc., Broadmark Realty Capital Inc., Capstead Mortgage Corp., Chimera Investment Corp., Colony Credit Real Estate, Inc, CV Holdings Inc., Dynex Capital Inc., Ellington Financial Inc., Ellington Resdl Mrtg REIT, Exantas Capital Corp., Granite Point Mortgage Trust, Great Ajax Corp., Hannon Armstrong Sustainable, Hunt Companies Finance Trust, Invesco Mortgage Capital Inc., Jernigan Capital Inc., KKR Real Estate Finance Trust, Ladder Capital Corp, MFA Financial Inc., New Resdl Invt Corp., New York Mortgage Trust Inc., Orchid Island Capital Inc., PennyMac Mortgage Invt Trust, RAIT Financial Trust, Ready Capital Corp., Redwood Trust Inc., Sachem Capital Corp., Starwood Property Trust Inc., TPG RE Finance Trust Inc, Tremont Mortgage Trust, Two Harbors Investment Corp., United Development Funding IV, and Western Asset Mrtg Cap Corp.

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2021:

Equity Incentive Plan Information
As of December 31, 2021

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		1,012,239
LTIP-OP Units	391,647
Forfeited LTIP-OP Units	(916)
Converted/Redeemed LTIP-OP Units	53,849
Shares of Common Stock	144,980
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		-

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

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our Manager observes in the marketplace. Prior to our acquisition of Aurora in May 2015, our Servicing Related Assets consisted of Excess MSRs in three pools: Excess MSR Pool 1, Excess MSR Pool 2 and Excess MSR Pool 2014. The Excess MSRs in these three pools had been previously acquired by the Company from Freedom Mortgage. All of these Excess MSRs were sold back to Freedom Mortgage in November 2016 and February 2017. Aurora has or is in the process of obtaining the licenses necessary to invest in MSRs on a nationwide basis and is an approved seller/servicer for Fannie Mae and Freddie Mac.

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

We also seek to operate our business in a manner that does not require us to register as an investment company under the Investment Company Act.

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

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

In April 2018, the Company initiated an at-the-market offering program (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. The Company did not issue and sell any shares of the Series A Preferred Stock during the years ended December 31, 2021 and December 31, 2020 pursuant to the Preferred Series A ATM Program.

In August 2018, the Company initiated an at-the-market offering program (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000. The net proceeds were used for general corporate purposes, including investment in RMBS. The Company did not issue and sell any common stock under the Common Stock ATM Program during the year ended December 31, 2020.

In September 2019, we initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of our common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The Company did not repurchase any common stock pursuant to the repurchase program during the year ended December 31, 2021. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock pursuant to the repurchase program for approximately $1.8 million.

This Management’s Discussion and Analysis of Results of Operations and Financial Condition omits discussion and comparison of results of operations and financial condition for the year ended December 31, 2019. That discussion and comparison is included under the heading “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Effects of COVID-19 on the Company

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects on the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants, of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of December 31, 2021, 1.7% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 5.0% of those borrowers continuing to make their regular scheduled monthly payment.

In order to replenish our unrestricted cash and to reduce the leverage we employed, we undertook sales of Agency RMBS in our portfolio reducing the amount of our assets from $2,347.1 million at December 31, 2019 to $1,557.2 million at March 31, 2020 and $1,222.1 million at December 31, 2020. In addition, during the fourth quarter of 2020, we sold all of the CMOs remaining in our portfolio. During the year ended December 31, 2021, we purchased and sold Agency RMBS in the normal course of operations as a result of stabilizing economic conditions. We continue to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to us, we continue to believe that we will be able to satisfy all of our servicing obligations in 2022.

Aurora completed the sale of its portfolio of Ginnie Mae MSRs to Freedom Mortgage on June 30, 2020. The sale was the result of a strategic decision and was not related to the forbearance programs instituted by the Agencies.

 The Company has been working remotely since March 2020. The transition has caused minimal disruption in our regular operations due to the use of a cloud-based solution in our regular operations. We do not anticipate any operational issues arising from working remotely for as long as is necessary.

On January 26, 2022, the Federal Reserve announced that it expects to end its monthly asset purchases, including its purchases of Agency RMBS, and has signaled that it is likely to begin increasing the federal funds rate. This announcement indicates that the Federal Reserve will likely be reversing the policies it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Federal Reserve adopted a policy of quantitative easing whereby it purchased each month significant amounts of U.S. Treasury securities and Agency RMBS. The Federal Reserve also reduced the federal funds rate target to 0 to 0.25 percent, established a series of emergency lending programs, reduced the discount rate and encouraged depository institutions to borrow from the discount window, and took regulatory actions to ease capital and liquidity requirements at depository institutions.  The purpose of these actions was to stabilize financial markets and reduce both interest rates generally and the spread between long-term and short-term interest rates. The Federal Reserve’s balance sheet increased by more than $4.5 trillion to nearly $9 trillion, including $2.5 trillion in Agency RMBS. Due to the reduction in interest rates, prepayment speeds and mortgage refinancing activity increased. The Federal Reserve took similar actions during the 2008 financial crisis.

A shift in the Federal Reserve’s policies is likely to result in higher interest rates, including for Agency RMBS. The Federal Reserve has already begun to reduce its asset purchases and has stated that it intends to hold, in the longer run, primarily U.S. Treasury securities on its balance sheet.  These actions may decrease spreads on interest rates, reducing our net interest income.  They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decrease the rate of prepayment on loans underlying our assets, which could have a material adverse effect on our result of operations.

We cannot predict or control the impact future actions by the Federal Reserve will have on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2021	2.93%	0.62%	2.31%
September 30, 2021	2.94%	0.63%	2.31%
June 30, 2021	2.94%	0.62%	2.32%
March 31, 2021	3.04%	0.53%	2.52%
December 31, 2020	3.05%	0.59%	2.46%
September 30, 2020	3.17%	0.63%	2.54%
June 30, 2020	3.33%	0.84%	2.49%
March 31, 2020	3.53%	1.42%	2.11%
December 31, 2019	3.72%	1.79%	1.93%
September 30, 2019	3.77%	1.90%	1.87%

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

Impact of Changes in Market Interest Rates on Our Assets

The value of our assets may be affected by prepayment speeds on mortgage loans. Prepayment speed is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. In addition, we will have to reinvest the greater amounts of prepayments in that lower rate environment, thereby affecting future yields on our assets. If we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with US GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may change over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. For additional information on our material accounting policies and estimates, see “Item 8. Consolidated Financial Statements and Supplementary Data - Note 2. Basis of Presentation and Significant Accounting Policies”.

Investments in Securities

We have elected to classify our investments in RMBS as available-for-sale. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data - Note 4. Investments in RMBS and Note 9. Fair Value”.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). The difference between the fair value of MSRs and their amortized cost basis is recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data–Note 9. Fair Value”.

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

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. For information on our assessment of the realizability of deferred tax assets, see “Item 8. Consolidated Financial Statements and Supplementary Data - Note 16. Income Taxes”. We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

 Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2021	2020
Income
Interest income	$14,956	$42,841
Interest expense	5,768	22,134
Net interest income	9,188	20,707
Servicing fee income	54,157	65,961
Servicing costs	13,624	22,640
Net servicing income	40,533	43,321
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	548	(4,640)
Realized loss on investments in MSRs, net	-	(11,347)
Realized loss on derivatives, net	(9,339)	(9,977)
Realized gain (loss) on acquired assets, net	15	(690)
Unrealized gain (loss) on derivatives, net	(1,745)	48,055
Unrealized loss on investments in Servicing Related Assets	(11,062)	(141,900)
Total Income (Loss)	28,138	(56,471)
Expenses
General and administrative expense	6,983	7,741
Management fee to affiliate	7,844	7,770
Total Expenses	14,827	15,511
Income (Loss) Before Income Taxes	13,311	(71,982)
Provision for (Benefit from) corporate business taxes	781	(18,764)
Net Income (Loss)	12,530	(53,218)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(247)	979
Dividends on preferred stock	9,853	9,842
Net Income (Loss) Applicable to Common Stockholders	$2,430	$(62,081)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

For

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2021
Interest income	$376	$14,580	$-	$14,956
Interest expense	4,484	1,284	-	5,768
Net interest income (expense)	(4,108)	13,296	-	9,188
Servicing fee income	54,157	-	-	54,157
Servicing costs	13,624	-	-	13,624
Net servicing income	40,533	-	-	40,533
Other income (expense)	(34,103)	12,520	-	(21,583)
Other operating expenses	3,040	717	11,070	14,827
Provision for corporate business taxes	781	-	-	781
Net Income (Loss)	$(1,499)	$25,099	$(11,070)	$12,530

Year Ended December 31, 2020
Interest income	$2,661	$40,180	$-	$42,841
Interest expense	5,357	16,777	-	22,134
Net interest income (expense)	(2,696)	23,403	-	20,707
Servicing fee income	65,961	-	-	65,961
Servicing costs	22,640	-	-	22,640
Net servicing income	43,321	-	-	43,321
Other expense	(95,864)	(24,635)	-	(120,499)
Other operating expenses	3,457	852	11,202	15,511
Benefit from corporate business taxes	(18,764)	-	-	(18,764)
Net Loss	$(39,932)	$(2,084)	$(11,202)	$(53,218)

Year Ended December 31, 2019
Interest income	$2,819	$68,852	$-	$71,671
Interest expense	3,445	51,002	-	54,447
Net interest income (expense)	(626)	17,850	-	17,224
Servicing fee income	73,555	-	-	73,555
Servicing costs	17,404	-	-	17,404
Net servicing income	56,151	-	-	56,151
Other expense	(100,483)	(20,167)	-	(120,650)
Other operating expenses	1,971	873	10,481	13,325
Benefit from corporate business taxes	(9,925)	-	-	(9,925)
Net Loss	$(37,004)	$(3,190)	$(10,481)	$(50,675)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Net assets	$111,706	$127,163	$73,697	$312,566

Interest Income

Interest income for the year ended December 31, 2021 was $15.0 million as compared to $42.8 million for the year ended December 31, 2020. The $27.8 million decrease in interest income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily resulted from the sale of RMBS.

Interest Expense

Interest expense for the year ended December 31, 2021 was $5.8 million as compared to $22.1 million for the year ended December 31, 2020. The $16.3 million decrease for the year ended December 31, 2021 as compared to the year ended December 31, 2020, was substantially related to fewer repurchase agreement borrowings and an overall decrease in interest rates.

Servicing Fee Income

Servicing fee income for the year ended December 31, 2021 was $54.2 million as compared to $66.0 million for the year ended December 31, 2020. The $11.8 million decrease in servicing fee income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 resulted from the sale of the Ginnie Mae MSRs during 2020 as well as runoff due to prepayment of mortgages within the portfolio.

Servicing Costs

Servicing costs for the year ended December 31, 2021 was $13.6 million as compared to $22.6 million for the year ended December 31, 2020. The $9.0 million decrease in servicing costs for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily resulted from the sale of the Ginnie Mae MSRs during 2020 as well as runoff due to prepayment of mortgages within the portfolio.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets was approximately $11.1 million and $141.9 miilion for the years ended December 31, 2021 and December 31, 2020, respectively. The $130.8 million decrease in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the year ended December 31, 2021 was approximately $1.7 million as compared to unrealized gain of approximately $48.1 million for the year ended December 31, 2020, which was primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2021 was $7.0 million as compared to $7.7 million for the year ended December 31, 2020. The $758,000 decrease was primarily due to higher professional fees related to market disruptions in the first quarter of 2020 due to the COVID-19 pandemic.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors and officers and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 1.8% of net income for the years ended December 31, 2021 and 2020, respectively. The increase relative to the prior year was due primarily to the issuance and sale of additional shares of our capital stock during the year.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2021
Accumulated other comprehensive gain, December 31, 2020	$35,594
Other comprehensive loss	(28,067)
Accumulated other comprehensive gain, December 31, 2021	$7,527

Year Ended December 31, 2020
Accumulated other comprehensive gain, December 31, 2019	$41,414
Other comprehensive loss	(5,820)
Accumulated other comprehensive gain, December 31, 2020	$35,594

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the years ended December 31, 2021 and December 31, 2020, volatility and ultimate decreases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and

•	earnings available for distribution per average common share.

Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax (benefit) expense on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized loss on derivatives, net” on the consolidated statements of income (loss). These items were subject to reclassification on the consolidated statements of income (loss) during the year ended December 31, 2021, and because of this the composition of certain line items in the EAD table have changed. However, there was no change in the EAD calculation resulting from these reclassifications as these items were included in EAD prior to the reclassification as well. EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

EAD is provided for purposes of potential comparability to other issuers that invest in residential mortgage-related assets. We believe providing investors with EAD, in addition to related GAAP financial measures, may provide investors some insight into our ongoing operational performance. However, the concept of EAD does have significant limitations, including the exclusion of realized and unrealized gains (losses), and given the apparent lack of a consistent methodology among issuers for defining EAD, it may not be comparable to similarly titled measures of other issuers, which define EAD differently from us and each other. As a result, EAD should not be considered a substitute for our GAAP net income (loss) or as a measure of our liquidity. While EAD is one indicia of the Company’s earnings capacity, it is not the only factor considered in setting a dividend and is not the same as REIT taxable income which is calculated in accordance with the rules of the IRS.

For the three-month period ended December 31, 2021, the Company has enhanced the calculation of unrealized gain (loss) on investments in MSRs used to determine EAD. The enhancement backs out from unrealized gain (loss) on investments in MSRs used to calculate EAD the following MSR-related items: hedging income or expense, financing interest expense and any administrative servicing costs. The Company believes this enhancement better presents the EAD generated by investments in MSRs with the EAD generated by investments in RMBS. EAD for the year ended December 31, 2020 and for the first nine months of December 31, 2021 has not been adjusted to reflect the current period enhancement. If the enhanced calculation had been applied retroactively to the first nine months of the year ended December 31, 2021 and the year ended December 31, 2020, the Company would have reported EAD attributable to common stockholders per share of $1.09 and $1.57 for the years ended December 31, 2021 and December 31, 2020, respectively. The divergence in 2020 between the reported and the enhanced calculations was primarily concentrated in the first half of 2020 during the onset of the COVID-19 pandemic and was driven mostly by higher MSR financing expenses and lower MSR hedging income.

Earnings Available for Distribution

EAD for the years ended December 31, 2021 and 2020, as compared to the prior year, decreased by approximately $11.8 million and $3.8 million, respectively, or $0.72 and $0.24, per average common share, respectively, primarily due to a decrease in the size of the RMBS portfolio.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net Income (Loss)	$12,530	$(53,218)
Realized loss (gain) on RMBS, net	(548)	4,640
Realized loss on derivatives, net (A)	26,763	22,826
Realized loss on investments in MSRs, net	-	11,347
Realized loss (gain) on acquired assets, net	(15)	690
Unrealized loss (gain) on derivatives, net	1,745	(48,055)
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	(16,358)	117,250
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	4,639	(14,797)
Total EAD:	$28,756	$40,683
EAD attributable to noncontrolling interests in Operating Partnership	(566)	(748)
Dividends on preferred stock	9,853	9,842
EAD Attributable to Common Stockholders	$18,337	$30,093
EAD Attributable to Common Stockholders, per Diluted Share	$1.06	$1.78
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$0.14	$(3.67)

(A)
Excludes drop income on TBA dollar rolls of $13.1 million and $6.2 million and interest rate swap periodic interest income of $3.8 million and $5.8 million, and includes trading expenses of $539,000 and $853,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

Our Portfolio

MSRs
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $20.8 billion as of December 31, 2021.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%
MSR Total/Weighted Average	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%

As of December 31, 2020

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%
MSR Total/Weighted Average	$174,414	$21,641,277	3.92%	0.25%	316	25	0.2%

A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2021	December 31, 2020
Weighted Average Asset Yield	3.19%	2.49%
Weighted Average Interest Expense	0.73%	0.71%
Net Interest Spread	2.46%	1.78%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduces the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the year ended December 31, 2021, we issued and sold 1,148,398 shares of our common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.9 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000. The net proceeds were used for general corporate purposes, including investment in RMBS. We did not issue and sell any common stock under the Common Stock ATM Program during the year ended December 31, 2020. We did not issue and sell any shares of Series A Preferred Stock under the Preferred Series A ATM Program during the years ended December 31, 2021 or 2020. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of these RMBS to purchase MSRs. We may also sell certain of these RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

Our primary uses of funds are the payment of interest, management fees, outstanding commitments, other operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Although we continue to maintain a higher level of unrestricted cash than prior to the pandemic, we expect to invest more of that unrestricted cash in our targeted assets if normalization of the economy continues. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2021, we had repurchase agreements with 33 counterparties and approximately $865.5 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of December 31, 2021, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2021 was approximately 4.6%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317
March 31, 2020	$2,383,300	$1,565,232	$1,565,232

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities during 2020 and 2021.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.6% and 5.0% as of December 31, 2021 and December 31, 2020, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$297,720	$291,007	0.13%
One to three months	595,168	574,487	0.14%
Total/Weighted Average	$892,888	$865,494	0.14%

As of December 31, 2020

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$484,920	$482,319	0.23%
One to three months	679,496	667,659	0.23%
Total/Weighted Average	$1,164,416	$1,149,978	0.23%

The amount of collateral as of December 31, 2021 and December 31, 2020, including cash, was $905.1 million and $1,208.8 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2021 and December 31, 2020 was 38 days and 28 days, respectively.

MSR Financing

As of December 31, 2021, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2021 and December 31, 2020, approximately $63.0 million and $47.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility (as defined below). Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2021, approximately $83.0 million was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility.  In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at December 31, 2021. Approximately $64.0 million was outstanding under the Prior Fannie Mae MSR Financing Facility at December 31, 2020.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $48.0 million and $62.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. Our investing activities provided cash of approximately $166.5 million and $1,260.4 million for the years ended December 31, 2021 and December 31, 2020, respectively. The cash provided by our investing activities resulted from the sale of RMBS during the year ended December 31, 2020 in order to rebuild the Company’s liquidity.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the year ended December 31, 2021 were $0.14 and our GAAP loss per share for the year ended December 31, 2020 was $3.67.

Contractual Obligations

Our contractual obligations as of December 31, 2021 and December 31, 2020 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. These loans were subserviced by Freedom Mortgage pursuant to a subservicing agreement entered into on June 10, 2015. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics
As of December 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,494	$-	$-	$-	$865,494
Interest on repurchase agreement borrowings(A)	$135	$-	$-	$-	$135
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on Freddie Mac MSR Revolver borrowings	$1,954	$-	$-	$-	$1,954
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,566	$75,434	$-	$83,000
Interest on Fannie Mae MSR Revolving Facility	$3,156	$6,127	$4,941	$-	$14,224

As of December 31, 2020

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,149,978	$-	$-	$-	$1,149,978
Interest on repurchase agreement borrowings(A)	$492	$-	$-	$-	$492
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$47,500	$-	$-	$-	$47,500
Interest on Freddie Mac MSR Revolver borrowings	$1,134	$-	$-	$-	$1,134
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	$64,000	$-	$-	$-	$64,000
Interest on Fannie Mae MSR Financing Facility	$1,655	$-	$-	$-	$1,655

(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2021 and December 31, 2020, respectively, and includes all interest expense incurred through those dates.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay the Services Provider for services provided under the Services Agreement. Our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, and, prior to January 1, 2022, our general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

The term of the Management Agreement expired on October 22, 2021 and was automatically renewed for a one-year term on such date and will be automatically renewed for a one-year term on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2021 and the Management Agreement’s term was automatically extended until October 22, 2022. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of December 31, 2021, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it  became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers.

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, Freedom Mortgage will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$233,342	$225,813	$218,727	$212,050	$205,749
Change in FV	$14,614	$7,085	$-	$(6,677)	$(12,979)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$244,460	$231,026	$218,727	$207,458	$197,103
Change in FV	$25,732	$12,298	$-	$(11,270)	$(21,624)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$225,480	$222,104	$218,727	$215,351	$211,975
Change in FV	$6,752	$3,376	$-	$(3,376)	$(6,752)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2020

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$184,906	$179,511	$174,414	$169,595	$165,031
Change in FV	$10,492	$5,096	$-	$(4,820)	$(9,383)
% Change in FV	6%	3%	-	(3)%	(5)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$210,532	$191,603	$174,414	$158,811	$144,606
Change in FV	$36,117	$17,189	$-	$(15,603)	$(29,808)
% Change in FV	21%	10%	-	(9)%	(17)%
Servicing Cost Shift in %
Estimated FV	$180,274	$177,344	$174,414	$171,485	$168,555
Change in FV	$5,859	$2,930	$-	$(2,930)	$(5,859)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2021

		Fair Value Change
	December 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,429,335
RMBS Total Return (%)		(0.18)%	(0.49)%	(0.92)%	(1.44)%	(2.74)%
RMBS Dollar Return		$(2,584)	$(7,016)	$(13,110)	$(20,635)	$(39,125)

As of December 31, 2020

		Fair Value Change
	December 31, 2020	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,570,182
RMBS Total Return (%)		(0.07)%	(0.32)%	(0.74)%	(1.31)%	(2.81)%
RMBS Dollar Return		$(1,160)	$(4,975)	$(11,554)	$(20,597)	$(44,187)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2021, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Item 8.	Consolidated Financial Statements and Supplementary Data.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a balance of $219 million as of December 31, 2021 as included in Notes 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of servicing related assets including management’s review of the completeness and accuracy of the key inputs and data used in the valuation, management’s comparison of assumptions to independent third party data and the internal fair value mark to third party independent valuation firms ranges to evaluate the reasonableness of the fair values developed by the Company.

To test the valuation of servicing related assets, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy of model objective inputs by comparing the significant assumptions to current industry, market and economic trends.  We involved our valuation specialists to assist in our evaluation of the Company’s model, valuation methodology, significant assumptions and to independently develop a range of fair values for the MSRs. We evaluated the knowledge, skill and ability and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company. We compared management’s assumptions and fair value estimates to the assumptions and fair value ranges developed by management’s valuation specialists and our independent range to assess management’s estimate of fair value and identify potential sources of contrary information. We evaluated the Company’s fair value disclosures included in Note 9 for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
New York, New York

March 15, 2022

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2021	December 31, 2020
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $892,888 and $1,164,416, respectively)	$953,496	$1,228,251
Investments in Servicing Related Assets, at fair value (including pledged assets of $218,727 and $174,414, respectively)	218,727	174,414
Cash and cash equivalents	63,916	83,892
Restricted cash	12,861	46,326
Derivative assets	10,518	15,970
Receivables and other assets	43,344	44,635
Total Assets	$1,302,862	$1,593,488
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$865,494	$1,149,978
Derivative liabilities	1,278	5,878
Notes payable	145,268	111,379
Dividends payable	7,056	6,725
Due to manager	1,889	3,217
Accrued expenses and other liabilities	3,061	3,745
Total Liabilities	$1,024,046	$1,280,922
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2021 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2020, liquidation preference of $69,541 as of December 31, 2021 and liquidation preference of $69,541 as of December 31, 2020	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2021 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2020, liquidation preference of $50,000 as of December 31, 2021 and liquidation preference of $50,000 as of December 31, 2020	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 18,261,848 shares issued and outstanding as of December 31, 2021 and 500,000,000 shares authorized and 17,076,858 shares issued and outstanding as of December 31, 2020	187	175
Additional paid-in capital	311,255	300,997
Accumulated Deficit	(158,483)	(141,980)
Accumulated other comprehensive income	7,527	35,594
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$275,865	$310,165
Non-controlling interests in Operating Partnership	2,951	2,401
Total Stockholders’ Equity	$278,816	$312,566
Total Liabilities and Stockholders’ Equity	$1,302,862	$1,593,488

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2021	2020	2019
Income
Interest income	$14,956	$42,841	$71,671
Interest expense	5,768	22,134	54,447
Net interest income	9,188	20,707	17,224
Servicing fee income	54,157	65,961	73,555
Servicing costs	13,624	22,640	17,404
Net servicing income	40,533	43,321	56,151
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	548	(4,640)	902
Realized loss on investments in MSRs, net	-	(11,347)	-
Realized loss on derivatives, net	(9,339)	(9,977)	(3,939)
Realized gain (loss) on acquired assets, net	15	(690)	26
Unrealized gain (loss) on derivatives, net	(1,745)	48,055	(10,867)
Unrealized loss on investments in Servicing Related Assets	(11,062)	(141,900)	(106,772)
Total Income (Loss)	28,138	(56,471)	(47,275)
Expenses
General and administrative expense	6,983	7,741	5,541
Management fee to affiliate	7,844	7,770	7,784
Total Expenses	14,827	15,511	13,325
Income (Loss) Before Income Taxes	13,311	(71,982)	(60,600)
Provision for (Benefit from) corporate business taxes	781	(18,764)	(9,925)
Net Income (Loss)	12,530	(53,218)	(50,675)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(247)	979	819
Dividends on preferred stock	9,853	9,842	9,353
Net Income (Loss) Applicable to Common Stockholders	$2,430	$(62,081)	$(59,209)
Net Income (Loss) Per Share of Common Stock
Basic	$0.14	$(3.67)	$(3.53)
Diluted	$0.14	$(3.67)	$(3.53)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,324,362	16,901,537	16,775,113
Diluted	17,345,562	16,919,204	16,787,902

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$12,530	$(53,218)	$(50,675)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(28,067)	(5,820)	79,814
Net other comprehensive income (loss)	(28,067)	(5,820)	79,814
Comprehensive income (loss)	$(15,537)	$(59,038)	$29,139
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(306)	(1,086)	471
Dividends on preferred stock	9,853	9,842	9,353
Comprehensive income (loss) attributable to common stockholders	$(25,084)	$(67,794)	$19,315

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	558,734	5	-	-	3,565	-	-	-	3,570
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Issuance of preferred stock	-	-	-	98	-	-	-	-	98
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(52,239)	(979)	(53,218)
Other Comprehensive Loss	-	-	-	-	-	(5,820)	-	-	(5,820)
LTIP-OP Unit awards	-	-	-	-	-	-	-	1,012	1,012
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(337)	(337)
Common dividends declared, $1.21 per share	-	-	-	-	-	-	(20,448)	-	(20,448)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,718)	-	(5,718)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	1,184,990	12	-	-	10,258	-	-	-	10,270
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Redemption of OP units for cash	-	-	-	-	-	-	-	(89)	(89)
Net Income before dividends on preferred stock	-	-	-	-	-	-	12,283	247	12,530
Other Comprehensive Loss	-	-	-	-	-	(28,067)	-	-	(28,067)
LTIP-OP Unit awards	-	-	-	-	-	-	-	900	900
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(361)	(361)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(18,930)	-	(18,930)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,732)	-	(5,732)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$12,530	$(53,218)	$(50,675)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	(548)	4,640	(902)
Unrealized loss on investments in Servicing Related Assets	11,062	141,900	106,772
Realized loss on investments in MSRs, net	-	11,347	-
Realized (gain) loss on acquired assets, net	(15)	690	(26)
Realized loss on derivatives, net	9,339	9,977	3,939
Unrealized (gain) loss on derivatives, net	1,745	(48,055)	10,867
Amortization of premiums on RMBS, available-for-sale	13,514	15,855	14,485
Amortization of deferred financing costs	188	387	652
LTIP-OP Unit awards	900	1,012	1,025
Changes in:
Receivables and other assets, net	1,304	(9,654)	(11,086)
Due to affiliates	(1,328)	(372)	1,586
Accrued expenses and other liabilities, net	(684)	(12,124)	(4,764)
Net cash provided by operating activities	$48,007	$62,385	$71,873
Cash Flows From Investing Activities
Purchase of RMBS	(583,617)	(982,901)	(1,088,758)
Principal paydown of RMBS	246,973	309,502	275,086
Proceeds from sale of RMBS	570,366	1,927,194	141,653
Proceeds from sale of MSRs	-	15,831	-
Acquisition of MSRs	(55,375)	(52,957)	(102,976)
Payments for settlement of derivatives	(11,826)	(1,028)	(505)
Proceeds from settlement of derivatives	-	44,757	19,129
Net cash provided by (used in) investing activities	$166,521	$1,260,398	$(756,371)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	5,323,587	7,230,592	7,969,930
Repayments of repurchase agreements	(5,608,071)	(8,418,252)	(7,230,884)
Proceeds from derivative financing	1,595	(9,790)	(18,941)
Proceeds from bank loans	105,702	18,204	121,143
Principal paydown of bank loans	(72,000)	(74,201)	(112,350)
Dividends paid	(28,455)	(32,333)	(42,306)
LTIP-OP Units distributions paid	(361)	(337)	(513)
Conversion of OP units	(147)	(76)	(103)
Redemption of OP units for cash	(89)	-	-
Issuance of common stock, net of offering costs	10,270	3,570	4,112
Issuance of preferred stock, net of offering costs	-	98	49,642
Repurchase of common stock	-	(1,748)	(3,543)
Net cash provided by (used in) financing activities	$(267,969)	$(1,284,273)	$736,187
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(53,441)	$38,510	$51,689
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	130,218	91,708	40,019
Cash, Cash Equivalents and Restricted Cash, End of Period	$76,777	$130,218	$91,708
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$2,272	$16,687	$47,933
Cash paid during the period for income taxes	$58	$27	$256
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,056	$6,725	$8,768

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

Effective January 1, 2020, the Operating Partnership contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. The consolidated financial statements reflect all necessary and recurring adjustments for fair presentation of the results for the periods presented herein.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of the fair value of mortgage servicing rights (“MSRs” or “Servicing Related Assets”); residential mortgage-backed securities (“RMBS” or “securities”) and derivatives; credit losses and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects of the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of December 31, 2021, 1.7% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 5.0% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations in 2022.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. All RMBS purchased and sold in the years ended December 31, 2021 and December 31, 2020 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $2.3 million and $3.0 million at December 31, 2021 and December 31, 2020, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed models that are primarily based on observable market-based inputs but which also include unobservable market data inputs. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income (loss). Float income from custodial accounts associated with MSRs of $900,000 and $2.6 million for the years ended December 31, 2021 and December 31, 2020, respectively, is included in “Net interest income” on the consolidated statements of income (loss). Late fees and ancillary income of $1.5 million and $1.2 million for the years ended December 31, 2021 and December 31, 2020, respectively, are included in “Servicing fee income” on the consolidated statements of income (loss).

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2021 and December 31, 2020. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

From time to time, the Company enters into a TBA dollar roll which represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency MBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, drop income on TBA dollar rolls generally represents the economic equivalent of the net interest income earned on the underlying Agency MBS less an implied financing cost. TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net” in the consolidated statements of income (loss). Interest rate swap periodic interest income (expense) is included in “Realized loss on derivatives, net” in the consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $664,000 and $2.0 million at December 31, 2021 and December 31, 2020, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $12.2 million and $44.4 million at December 31, 2021 and December 31, 2020, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2021 and December 31, 2020, approximately $45.6 million and $48.2 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s taxable REIT subsidiary (“TRS”), CHMI Solutions, as well as CHMI Solutions’s wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduces the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Realized gain (loss) on RMBS, net
Gain on RMBS	$5,653	$34,071	$1,285
Loss on RMBS	(5,105)	(38,711)	(383)
Net realized gain (loss) on RMBS (A)	$548	$(4,640)	$902

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Changes in Presentation

During the year ended December 31, 2021, the Company changed its presentation of certain line items on the consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of cash flows to better reflect changes in the business and how the Company is viewed and managed.  Specifically, drop income on TBA dollar rolls and interest rate swap periodic interest income (expense) are presented in “Realized loss on derivatives, net” on the consolidated statements of income (loss). Drop income on TBA dollar rolls and interest rate swap periodic interest income (expense) were historically presented in “Interest income” and “Interest expense”, respectively, on the consolidated statements of income (loss). Prior period amounts and respective notes have been reclassified to be consistent with the current period presentation. Such reclassifications had no impact on net income or net comprehensive income.

In addition to the above, certain other prior period amounts have been reclassified to conform to current period presentation.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2021
Interest income	$376	$14,580	$-	$14,956
Interest expense	4,484	1,284	-	5,768
Net interest income (expense)	(4,108)	13,296	-	9,188
Servicing fee income	54,157	-	-	54,157
Servicing costs	13,624	-	-	13,624
Net servicing income	40,533	-	-	40,533
Other income (expense)	(34,103)	12,520	-	(21,583)
Other operating expenses	3,040	717	11,070	14,827
Provision for corporate business taxes	781	-	-	781
Net Income (Loss)	$(1,499)	$25,099	$(11,070)	$12,530

Year Ended December 31, 2020
Interest income	$2,661	$40,180	$-	$42,841
Interest expense	5,357	16,777	-	22,134
Net interest income (expense)	(2,696)	23,403	-	20,707
Servicing fee income	65,961	-	-	65,961
Servicing costs	22,640	-	-	22,640
Net servicing income	43,321	-	-	43,321
Other expense	(95,864)	(24,635)	-	(120,499)
Other operating expenses	3,457	852	11,202	15,511
Benefit from corporate business taxes	(18,764)	-	-	(18,764)
Net Loss	$(39,932)	$(2,084)	$(11,202)	$(53,218)

Year Ended December 31, 2019
Interest income	$2,819	$68,852	$-	$71,671
Interest expense	3,445	51,002	-	54,447
Net interest income (expense)	(626)	17,850	-	17,224
Servicing fee income	73,555	-	-	73,555
Servicing costs	17,404	-	-	17,404
Net servicing income	56,151	-	-	56,151
Other expense	(100,483)	(20,167)	-	(120,650)
Other operating expenses	1,971	873	10,481	13,325
Benefit from corporate business taxes	(9,925)	-	-	(9,925)
Net Loss	$(37,004)	$(3,190)	$(10,481)	$(50,675)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

December 31, 2020
Investments	$174,414	$1,228,251	$-	$1,402,665
Other assets	51,063	55,260	84,500	190,823
Total assets	225,477	1,283,511	84,500	1,593,488
Debt	111,379	1,149,978	-	1,261,357
Other liabilities	2,392	6,370	10,803	19,565
Total liabilities	113,771	1,156,348	10,803	1,280,922
Net assets	$111,706	$127,163	$73,697	$312,566

Note 4 — Investments in RMBS

At December 31, 2021, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

As of December 31, 2020

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$840,175	$692,665	$22,530	$(39)	$715,156	81	(B)	3.31%	3.17%	28
Freddie Mac	549,530	493,930	13,106	(82)	506,954	49	(B)	2.99%	2.87%	28
Private Label MBS	22,000	5,944	197	-	6,141	5	(B)	4.08%	4.08%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2021

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121	(B)	3.06%	2.93%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

As of December 31, 2020

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135	(B)	3.18%	3.05%	28
Total/Weighted Average	$1,411,705	$1,192,539	$35,833	$(121)	$1,228,251	135		3.18%	3.05%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. Private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2021 and December 31, 2020, the Company pledged Agency RMBS with a carrying value of approximately $892.9 million and $1,164.4 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2021 and December 31, 2020, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2021 and December 31, 2020, or any impairment charges in earnings during the years ended December 31, 2021 and December 31, 2020.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2021

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$612,547	$611,306	$(6,783)	$604,523	56	(B)	2.76%	2.62%	29
Twelve or More Months	6,629	6,022	(108)	5,914	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$619,176	$617,328	$(6,891)	$610,437	57		2.77%	2.62%	29

As of December 31, 2020

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$55,656	$57,945	$(121)	$57,824	4	(B)	3.00%	2.82%	29
Total/Weighted Average	$55,656	$57,945	$(121)	$57,824	4		3.00%	2.82%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS. The Company’s private label RMBS were rated investment grade or better by at least one NRSRO as of December 31, 2020.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

MSRs

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.8 billion as of December 31, 2021.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,773,278	$218,727	3.51%	26.3	$(11,062)
MSR Total/Weighted Average	$20,773,278	$218,727	3.51%	26.3	$(11,062)

As of December 31, 2020

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,641,277	$174,414	3.92%	26.3	$(141,900)
MSR Total/Weighted Average	$21,641,277	$174,414	3.92%	26.3	$(141,900)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	9.3%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.4%
Total	100.0%

As of December 31, 2020

Percentage of Total Outstanding Unpaid Principal Balance
California	11.1%
Virginia	8.4%
New York	7.7%
Maryland	6.7%
Texas	5.8%
North Carolina	5.5%
All other	54.8%
Total	100.0%

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000. During the year ended December 31, 2020, the Company did not issue any shares of common stock under the Common Stock ATM Program.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the years ended December 31, 2021 and December 31, 2020, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program. During the year ended December 31, 2020, the Company repurchased 142,531 shares of its common stock at a weighted average purchase price of $12.96 per share and paid brokers commissions of approximately $4,300 on such repurchases.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under	Weighted Average Issuance
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited	Equity Compensation Plans	Price
December 31, 2019	(290,275)		916	18,917	-	(76,664)		3,155	1,156,049
Number of securities issued or to be issued upon exercise	(51,572	)(A)	-	9,500	-	(31,724)		-	(73,796)	$8.83
December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	)(B)	-	16,378	-	(36,592	)(C)	-	(70,014)	$9.77
Number of securities redeemed	-		-	-	9,054	-		-	-
December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239

(A)	Subject to forfeiture in certain circumstances prior to January 2, 2023.
(B)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(C)	Subject to forfeiture in certain circumstances prior to June 17, 2022.

The Company recognized approximately $1.1 million and $1.0 million in share-based compensation expense in the years ended December 31, 2021 and December 31, 2020, respectively. There was approximately $513,000 of total unrecognized share-based compensation expense as of December 31, 2021, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2021, the non-controlling interest holders in the Operating Partnership owned 341,287 LTIP-OP Units, or approximately 1.97% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$12,530	$(53,218)	$(50,675)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(247)	979	819
Dividends on preferred stock	9,853	9,842	9,353
Net income (loss) applicable to common stockholders	$2,430	$(62,081)	$(59,209)
Denominator:
Weighted average common shares outstanding	17,324,362	16,901,537	16,775,113
Weighted average diluted shares outstanding	17,345,562	16,919,204	16,787,902
Basic and Diluted EPS:
Basic	$0.14	$(3.67)	$(3.53)
Diluted	$0.14	$(3.67)	$(3.53)

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

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2021	2020	2019
Management fees	$6,844	$6,794	$6,832
Compensation reimbursement	1,000	976	952
Total	$7,844	$7,770	$7,784

Subservicing Agreement

Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020 as described below, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. These loans were subserviced by Freedom Mortgage pursuant to a subservicing agreement entered into on June 10, 2015. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated.

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. During the years ended December 31, 2021 and December 31, 2020, Aurora paid RoundPoint $7.2 million and $11.4 million, respectively, in servicing costs. Aurora had servicing receivables of $493,000 and $227,000 from RoundPoint as of December 31, 2021 and December 31, 2020, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the year ended December 31, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $2.6 billion from RoundPoint pursuant to the flow agreement for a purchase price of $21.4 million. During the year ended December 31, 2020, Aurora purchased MSRs with an aggregate UPB of approximately $6.2 billion from RoundPoint pursuant to the flow agreement for a purchase price of $50.5 million.

Joint Marketing Recapture Agreement

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and since August 2020, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, Freedom Mortgage will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. The agreement continues in effect while the subservicing agreement remains in effect.

Other Transactions with Related Persons

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

The Ginnie Mae MSRs were originally acquired from Freedom Mortgage pursuant to the loan servicing purchase and sale agreement with Freedom Mortgage, dated as of December 15, 2016. As a result of the sale of these MSRs back to Freedom Mortgage the remaining holdback payable under the original purchase agreement of approximately $757,000 was applied to reduce the original cost of acquisition and included within “Realized loss on investments in MSRs, net” on the consolidated statements of income (loss) for the year ended December 31, 2020.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2021	December 31, 2020
Notional amount of interest rate swaps	$1,448,000	$1,451,900
Notional amount of swaptions	40,000	70,000
Notional amount of TBAs, net	439,000	332,000
Notional amount of U.S. treasury futures	80,600	110,000
Total notional amount	$2,007,600	$1,963,900

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2021	$1,448,000	$9,883	0.50%	0.73%	6.1
December 31, 2020	$1,451,900	$4,913	0.45%	0.84%	6.4

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
December 31, 2021	$40,000	$183	1.90%	LIBOR-BBA%%	8.0	0.4
December 31, 2020	$70,000	$798	1.32%	LIBOR-BBA%%	10.6	0.5

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$970,500	$988,173	$987,146	$(1,026)
Sale contracts	(531,500)	(544,346)	(544,327)	19
Net TBA derivatives	$439,000	$443,827	$442,819	$(1,007)

As of December 31, 2020

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$875,000	$904,653	$911,393	$6,740
Sale contracts	(543,000)	(564,934)	(567,544)	(2,610)
Net TBA derivatives	$332,000	$339,719	$343,849	$4,130

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$-	$(85,000)	$63
5 years	-	(15,000)	(53)
10 years	19,400	-	(63)
Total	$19,400	$(100,000)	$(53)

As of December 31, 2020

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$85,000	$-	$252
10 years	25,000	-	-
Total	$110,000	$-	$252

The Company did not have any U.S. treasury futures options agreements as of December 31, 2020. The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$234
Total	$60,000	$(60,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

		Year Ended December 31,
Derivatives	Consolidated Statements of Income (Loss) Location	2021	2020	2019
Interest rate swaps	Realized loss on derivatives, net	$(884)	$(60,056)	$(27,057)
Swaptions	Realized loss on derivatives, net	(1,028)	(505)	(1,544)
TBAs	Realized loss on derivatives, net	(4,668)	2,756	3,918
U.S. Treasury futures	Realized loss on derivatives, net	(6,572)	42,010	14,881
Total		$(13,152)	$(15,795)	$(9,802)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association and the Securities Industry and Financial Markets Association. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and U.S. treasury futures assets and liabilities on a gross basis in its consolidated balance sheets, but in the case of interest rate swaps, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2021

	Gross Amounts	Gross Amounts	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,101	$-	$10,101	$(10,101)	$-	$-
Interest rate swaptions	183	-	183	(183)	-	-
TBAs	338	(338)	-	-	-	-
U.S. treasury futures options	234	-	234	430	(664)	-
Total Assets	$10,856	$(338)	$10,518	$(9,854)	$(664)	$-

Liabilities
Repurchase agreements	$865,494	$-	$865,494	$(853,297)	$(12,197)	$-
Interest rate swaps	218	-	218	(218)	-	-
TBAs	1,345	(338)	1,007	(1,007)	-	-
U.S. treasury futures	53	-	53	(53)	-	-
Total Liabilities	$867,110	$(338)	$866,772	$(854,575)	$(12,197)	$-

As of December 31, 2020

	Gross Amounts	Gross Amounts	Net Amounts of Assets and Liabilities	Gross Amounts Not Offset in the Consolidated Balance Sheet
	of Recognized Assets or Liabilities	Offset in the Consolidated Balance Sheet	Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)	Net Amount
Assets
Interest rate swaps	$10,791	$-	$10,791	$(10,791)	$-	$-
Interest rate swaptions	798	-	798	(798)	-	-
TBAs	6,740	(2,611)	4,129	(4,129)	-	-
U.S. treasury futures	252	-	252	1,717	(1,969)	-
Total Assets	$18,581	$(2,611)	$15,970	$(14,001)	$(1,969)	$-

Liabilities
Repurchase agreements	$1,149,978	$-	$1,149,978	$(1,105,621)	$(44,357)	$-
Interest rate swaps	5,878	-	5,878	(5,878)	-	-
TBAs	2,611	(2,611)	-	-	-	-
Total Liabilities	$1,158,467	$(2,611)	$1,155,856	$(1,111,499)	$(44,357)	$-

Note 9 — Fair Value

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset period, issuer, prepayment speeds, credit enhancements and expected life of the security. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2021 and December 31, 2020.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2021 and December 31, 2020.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers use their own pricing models that incorporate a multitude of factors such as the absolute levels of interest rates, shape of the yield curve, forward market expectations of the curve, internal economist projections, OIS and Libor, FOMC policy, coupon, strike, the rate reset period and the expected life of the security. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2021 and December 31, 2020.

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

Recurring Fair Value Measurements

As of December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$559,777	$-	$559,777
Freddie Mac	-	393,719	-	393,719
RMBS total	-	953,496	-	953,496
Derivative assets
Interest rate swaps	-	10,101	-	10,101
Interest rate swaptions	-	183	-	183
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	10,518	-	10,518
Servicing related assets	-	-	218,727	218,727
Total Assets	$-	$964,014	$218,727	$1,182,741
Liabilities
Derivative liabilities
Interest rate swaps	-	218	-	218
TBAs, net	-	1,007	-	1,007
U.S. treasury futures	-	53	-	53
Derivative liabilities total	-	1,278	-	1,278
Total Liabilities	$-	$1,278	$-	$1,278

As of December 31, 2020

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$715,156	$-	$715,156
Freddie Mac	-	506,954	-	506,954
Private Label MBS	-	6,141	-	6,141
RMBS total	-	1,228,251	-	1,228,251
Derivative assets
Interest rate swaps	-	10,791	-	10,791
Interest rate swaptions	-	798	-	798
TBAs, net	-	4,129	-	4,129
U.S. treasury futures	-	252	-	252
Derivative assets total	-	15,970	-	15,970
Servicing related assets	-	-	174,414	174,414
Total Assets	$-	$1,244,221	$174,414	$1,418,635
Liabilities
Derivative liabilities
Interest rate swaps	-	5,878	-	5,878
Derivative liabilities total	-	5,878	-	5,878
Total Liabilities	$-	$5,878	$-	$5,878

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2021 and December 31, 2020, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 assets and liabilities requires significant judgment by management. The Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations and compares the results of these internal models against the results from models generated by third-party pricing providers. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s consolidated financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2021 and December 31, 2020 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases and sales:
Purchases	56,638
Other changes (A)	(1,263)
Purchases, sales and principal paydowns:	$55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	61,881
Other changes in fair value (B)	(72,943)
Unrealized gain (loss) included in Net Income	$(11,062)
Balance at December 31, 2021	$218,727

As of December 31, 2020

Level 3
MSRs
Balance at December 31, 2019	$291,111
Purchases and sales:
Purchases	54,439
Sales	(27,754)
Other changes (A)	(1,482)
Purchases and sales:	$25,203
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,318)
Other changes in fair value (B)	(133,582)
Unrealized gain (loss) included in Net Income	$(141,900)
Balance at December 31, 2020	$174,414

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,727	Discounted cash flow	Constant prepayment speed	5.0% - 19.1%	11.5%
			Uncollected payments	0.4% - 2.5%	0.6%
			Discount rate		7.2%
			Annual cost to service, per loan		$76
TOTAL	$218,727

As of December 31, 2020

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$174,414	Discounted cash flow	Constant prepayment speed	5.0% - 38.0%	15.4%
			Uncollected payments	0.3% - 2.6%	0.6%
			Discount rate		6.1%
			Annual cost to service, per loan		$76
TOTAL	$174,414

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

●
The carrying value of servicing receivables, repurchase agreements and corporate debt that mature in less than one year generally approximates fair value due to the short maturities. The Company does not hold any repurchase agreements that are considered long-term.

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2021 and December 31, 2020 are described below.

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

Legal and Regulatory

From time to time, the Company may be subject to potential liability under laws and government regulations and various claims and legal actions arising in the ordinary course of business. Liabilities are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts established for those claims. The Company has established immaterial reserves for these possible matters. Based on information currently available, management is not aware of any legal or regulatory claims that would have a material effect on the Company’s consolidated financial statements.

Commitments to Purchase/Sell RMBS

As of December 31, 2021 and December 31, 2020, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of December 31, 2021 and December 31, 2020, the Company was not obligated to purchase or sell any RMBS securities.

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

In connection with the Freddie Mac MSR Revolver (as defined below in Note 12), Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an acknowledgement agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the Freddie Mac MSR Revolver. Aurora and the lender also entered into a consent agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 12—Notes Payable for a description of the Freddie Mac MSR Revolver.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $865.5 million and $1.1 billion of borrowings under its repurchase agreements as of December 31, 2021 and December 31, 2020, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 38 days and 28 days as of December 31, 2021 and December 31, 2020, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$291,007	0.13%
One to three months	574,487	0.14%
Total/Weighted Average	$865,494	0.14%

As of December 31, 2020

	Repurchase Agreements	Weighted Average Rate
Less than one month	$482,319	0.23%
One to three months	667,659	0.23%
Total/Weighted Average	$1,149,978	0.23%

There were no overnight or demand securities as of December 31, 2021 or December 31, 2020.

Note 12 — Notes Payable

As of December 31, 2021, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2021 and December 31, 2020, approximately $63.0 million and $47.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility (as defined below). Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2021, approximately $83.0 million was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility.  In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at December 31, 2021. Approximately $64.0 million was outstanding under the Prior Fannie Mae MSR Financing Facility at December 31, 2020.

The outstanding long-term borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2021

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	571	6,994	7,261	68,174	83,000
Total	$63,000	$571	$6,994	$7,261	$68,174	$146,000

As of December 31, 2020

	2021	2022	2023	2024	2025	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$47,500	$-	$-	$-	$-	$47,500
Fannie Mae MSR Financing Facility
Borrowings under Fannie Mae MSR Financing Facility	64,000	-	-	-	-	64,000
Total	$111,500	$-	$-	$-	$-	$111,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2021	December 31, 2020
Servicing advances	$17,609	$18,253
Interest receivable	2,393	3,119
Deferred tax receivable	20,614	21,523
Other receivables	2,728	1,740
Total other assets	$43,344	$44,635

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2021 and December 31, 2020 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2021	December 31, 2020
Accrued interest payable	$996	$1,008
Accrued expenses	2,065	2,737
Total accrued expenses and other liabilities	$3,061	$3,745

Note 15 — Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2021
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$4,529	$3,600	$3,526	$3,301
Interest expense	1,534	1,439	1,341	1,454
Net interest income	2,995	2,161	2,185	1,847
Servicing fee income	13,030	13,839	13,748	13,540
Servicing costs	3,390	3,080	4,072	3,082
Net servicing income	9,640	10,759	9,676	10,458
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(1,479)	(1,050)	983	2,094
Realized gain (loss) on derivatives, net	(4,688)	1,420	(5,531)	(540)
Realized gain (loss) on acquired assets, net	-	(19)	29	5
Unrealized gain (loss) on derivatives, net	8,233	(5,467)	3,548	(8,059)
Unrealized loss on investments in Servicing Related Assets	(5,111)	(7,914)	(20,501)	22,464
Total Income (Loss)	9,590	(110)	(9,611)	28,269
Expenses
General and administrative expense	1,547	1,936	1,883	1,617
Management fee to affiliate	1,975	1,959	1,949	1,961
Total Expenses	3,522	3,895	3,832	3,578
Income (Loss) Before Income Taxes	6,068	(4,005)	(13,443)	24,691
Provision for (Benefit from) corporate business taxes	(637)	(215)	(1,830)	3,463
Net Income (Loss)	6,705	(3,790)	(11,613)	21,228
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(130)	77	240	(434)
Dividends on preferred stock	2,463	2,462	2,465	2,463
Net Income (Loss) Applicable to Common Stockholders	$4,112	$(6,175)	$(13,838)	$18,331
Net Income (Loss) Per Share of Common Stock
Basic	$0.23	$(0.36)	$(0.81)	$1.07
Diluted	$0.23	$(0.36)	$(0.81)	$1.07
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,963,555	17,185,872	17,073,943	17,065,735
Diluted	17,983,769	17,206,086	17,096,124	17,087,959

	2020
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$6,367	$8,020	$9,052	$19,402
Interest expense	1,605	1,787	4,942	13,800
Net interest income	4,762	6,233	4,110	5,602
Servicing fee income	14,045	14,365	18,032	19,519
Servicing costs	4,940	5,266	6,594	5,840
Net servicing income	9,105	9,099	11,438	13,679
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	7,950	6,722	(1,769)	(17,543)
Realized loss on investments in MSRs, net	-	-	(11,347)	-
Realized gain (loss) on derivatives, net	2,653	(3,923)	7,370	(16,077)
Realized gain (loss) on acquired assets, net	(93)	(95)	(548)	46
Unrealized gain (loss) on derivatives, net	(3,266)	3,702	(4,581)	52,200
Unrealized loss on investments in Servicing Related Assets	(10,050)	(20,972)	(17,025)	(93,853)
Total Income (Loss)	11,061	766	(12,352)	(55,946)
Expenses
General and administrative expense	1,392	1,635	1,635	3,079
Management fee to affiliate	1,842	1,989	1,974	1,965
Total Expenses	3,234	3,624	3,609	5,044
Income (Loss) Before Income Taxes	7,827	(2,858)	(15,961)	(60,990)
Provision for (Benefit from) corporate business taxes	(1,216)	(2,116)	(3,278)	(12,154)
Net Income (Loss)	9,043	(742)	(12,683)	(48,836)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(168)	10	227	910
Dividends on preferred stock	2,463	2,459	2,461	2,459
Net Income (Loss) Applicable to Common Stockholders	$6,412	$(3,191)	$(14,917)	$(50,385)
Net Income (Loss) Per Share of Common Stock
Basic	$0.38	$(0.19)	$(0.88)	$(3.03)
Diluted	$0.38	$(0.19)	$(0.88)	$(3.03)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,054,634	17,054,634	16,882,077	16,611,440
Diluted	17,076,858	17,076,858	16,895,408	16,624,229

Basic and diluted net income (loss) per share of common stock are computed independently based on the weighted average number of shares of common stock outstanding during each period. Accordingly, the sum of the quarterly net income (loss) per share amounts may not agree to the total for the year.
Note 16 — Income Taxes

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Sub-REIT, to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current federal income tax benefit	$(127)	$-	$-
Deferred federal income tax expense (benefit)	1,180	(16,783)	(8,403)
Deferred state income tax expense (benefit)	(272)	(1,981)	(1,522)
Provision for (benefit from) Corporate Business Taxes	$781	$(18,764)	$(9,925)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2021		2020		2019
Computed income tax expense (benefit) at federal rate	$2,795	21.0%	$(15,116)	21.0%	$(12,724)	21.0%
State tax expense (benefit), net of federal tax, if applicable	120	0.9%	(1,893)	2.6%	(664)	1.1%
Tax provision due to state tax rate change	(413)	(3.1)%	(87)	0.1%	(858)	1.4%
Permanent differences in taxable income from GAAP pre-tax income	185	1.4%	-	-%	-	-%
Provision to return adjustment	(6)	-%	(15)	-%	5	(0.0)%
REIT income not subject to tax (benefit)	(1,900)	(14.3)%	(1,653)	2.4%	4,316	(7.1)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$781	5.9%	$(18,764)	26.1%	$(9,925)	16.4%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income taxes recoverable
Federal income taxes recoverable	$(128)	$-	$-
Income taxes recoverable	$(128)	$-	$-

	Year Ended December 31,
	2021	2020	2019
Deferred tax assets
Deferred tax - mortgage servicing rights	$(10,539)	$(15,176)	$(995)
Deferred tax - net operating loss	(10,075)	(6,347)	(1,763)
Total net deferred tax assets	$(20,614)	$(21,523)	$(2,758)

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOLs”) were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of December 31, 2021, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

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

Common Stock distributions were taxable as follows:

	Year Ended December 31,
	2021		2020		2019
Dividends per share	$1.08	(A)	$1.34	(B)	$1.93	(C)
Ordinary income	-%		20%		85%
Long-term capital gain	-%		-%		-%
Return of capital	100%		80%		15%

(A)	The entire $0.27 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(B)	The entire $0.27 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021
(C)	The entire $0.40 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020

Series A Preferred Stock distributions were as follows:

	Year Ended December 31,
	2021		2020		2019
Dividends per share	$2.05	(A)	$2.05	(B)	$1.54	(C)
Ordinary income	10%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	90%		-%		-%

(A)	The entire $0.51 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(B)	The entire $0.51 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021
(C)	The entire $0.51 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020

Series B Preferred Stock distributions were as follows:

	Year Ended December 31,
	2021		2020		2019
Dividends per share	$2.06	(A)	2.06	(B)	1.40	(C)
Ordinary income	10%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	90%		-%		-%

(A)	The entire $0.52 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(B)	The entire $0.52 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021
(C)	The entire $0.52 per share dividend declared in December 2019 and paid in January 2020 is treated as received by stockholders in 2020

Note 17 — Subsequent Events

Events subsequent to December 31, 2021 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 15, 2022

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2021.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

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

99.1
Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29,2013.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 15, 2022	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2022	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 15, 2022	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 15, 2022	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 15, 2022	By:	/s/ Regina M. Lowrie
Regina M. Lowrie
Director

Date: March 15, 2022	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director