Form 10-Q
period 2022-03-31
Cherry Hill Mortgage Investment Corp
filed 2022-05-09
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 18,890,716 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

“Code” means the Internal Revenue Code of 1986, as amended.

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

“REIT” means a real estate investment trust under the Code.

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

“RMBS” means a residential Agency RMBS or a non-Agency RMBS.

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
•
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”), including actions such as forbearance programs and prohibitions on foreclosures taken in response to the ongoing coronavirus (“COVID-19”) pandemic;

•	mortgage loan modification programs and future legislative actions;
•
the Company’s ability to qualify and to maintain its qualification as a REIT under the Code and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021;

•	the uncertainty and economic impact of the COVID-19 pandemic and of responsive measures implemented by various governmental authorities, businesses and other third parties;
•	general volatility of the capital markets;
•	changes in the Company’s investment objectives and business strategy;
•	availability, terms and deployment of capital;
•	availability of suitable investment opportunities;
•
the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC, and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements apply only as of the date of this Quarterly Report on Form 10-Q. Except as otherwise may be required by law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2022	December 31, 2021
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $731,271 and $892,888, respectively)	$774,113	$953,496
Investments in Servicing Related Assets, at fair value (including pledged assets of $246,103 and $218,727, respectively)	246,103	218,727
Cash and cash equivalents	52,379	63,916
Restricted cash	26,974	12,861
Derivative assets	27,179	10,518
Receivables from unsettled trades	46,801	-
Receivables and other assets	38,471	43,344
Total Assets	$1,212,020	$1,302,862
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$764,885	$865,494
Derivative liabilities	15,147	1,278
Notes payable	159,068	145,268
Dividends payable	7,210	7,056
Due to manager	3,631	1,889
Accrued expenses and other liabilities	2,428	3,061
Total Liabilities	$952,369	$1,024,046
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of March 31, 2022 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2021, liquidation preference of $69,541 as of March 31, 2022 and liquidation preference of $69,541 as of December 31, 2021	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of March 31, 2022 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2021, liquidation preference of $50,000 as of March 31, 2022 and liquidation preference of $50,000 as of December 31, 2021	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 18,766,848 shares issued and outstanding as of March 31, 2022 and 500,000,000 shares authorized and 18,261,848 shares issued and outstanding as of December 31, 2021	192	187
Additional paid-in capital	315,354	311,255
Accumulated Deficit	(137,932)	(158,483)
Accumulated other comprehensive income (loss)	(37,008)	7,527
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$255,985	$275,865
Non-controlling interests in Operating Partnership	3,666	2,951
Total Stockholders’ Equity	$259,651	$278,816
Total Liabilities and Stockholders’ Equity	$1,212,020	$1,302,862

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2022	2021
Income
Interest income	$5,519	$3,301
Interest expense	1,640	1,454
Net interest income	3,879	1,847
Servicing fee income	13,116	13,540
Servicing costs	3,193	3,082
Net servicing income	9,923	10,458
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(13,222)	2,094
Realized loss on derivatives, net	(10,638)	(540)
Realized gain on acquired assets, net	12	5
Unrealized gain (loss) on derivatives, net	24,456	(8,059)
Unrealized gain on investments in Servicing Related Assets	21,731	22,464
Total Income	36,141	28,269
Expenses
General and administrative expense	1,744	1,617
Management fee to affiliate	1,793	1,961
Total Expenses	3,537	3,578
Income Before Income Taxes	32,604	24,691
Provision for corporate business taxes	3,875	3,463
Net Income	28,729	21,228
Net income allocated to noncontrolling interests in Operating Partnership	(633)	(434)
Dividends on preferred stock	2,463	2,463
Net Income Applicable to Common Stockholders	$25,633	$18,331
Net Income Per Share of Common Stock
Basic	$1.40	$1.07
Diluted	$1.40	$1.07
Weighted Average Number of Shares of Common Stock Outstanding
Basic	18,252,523	17,065,735
Diluted	18,272,737	17,087,959

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$28,729	$21,228
Other comprehensive income (loss):
Unrealized loss on RMBS, available-for-sale, net	(44,535)	(19,349)
Net other comprehensive loss	(44,535)	(19,349)
Comprehensive income (loss)	$(15,806)	$1,879
Comprehensive income (loss) attributable to noncontrolling interests in Operating Partnership	(348)	38
Dividends on preferred stock	2,463	2,463
Comprehensive loss attributable to common stockholders	$(17,921)	$(622)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580

Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	505,000	5	-	-	4,099	-	-	-	4,104
Net Income before dividends on preferred stock	-	-	-	-	-	-	28,096	633	28,729
Other Comprehensive Loss	-	-	-	-	-	(44,535)	-	-	(44,535)
LTIP-OP Unit awards	-	-	-	-	-	-	-	173	173
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,082)	-	(5,082)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2022	18,766,848	$192	4,781,635	$115,379	$315,354	$(37,008)	$(137,932)	$3,666	$259,651

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$28,729	$21,228
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	13,222	(2,094)
Unrealized gain on investments in Servicing Related Assets	(21,731)	(22,464)
Realized gain on acquired assets, net	(12)	(5)
Realized loss on derivatives, net	10,638	540
Unrealized (gain) loss on derivatives, net	(24,456)	8,059
Amortization of premiums on RMBS, available-for-sale	1,209	4,995
Amortization of deferred financing costs	-	50
LTIP-OP Unit awards	173	241
Changes in:
Receivables and other assets, net	4,882	1,180
Due to affiliates	1,742	903
Accrued expenses and other liabilities, net	(633)	49
Net cash provided by operating activities	$13,763	$12,682
Cash Flows From Investing Activities
Purchase of RMBS	(211,463)	(22,045)
Principal paydown of RMBS	35,054	81,483
Proceeds from sale of RMBS	250,026	144,863
Acquisition of MSRs	(5,645)	(20,295)
Payments for settlement of derivatives	(10,362)	(1,700)
Net cash provided by investing activities	$57,610	$182,306
Cash Flows From Financing Activities
Borrowings under repurchase agreements	1,496,531	1,502,670
Repayments of repurchase agreements	(1,597,140)	(1,718,647)
Proceeds from derivative financing	21,390	(2,974)
Proceeds from bank loans	13,800	5,500
Dividends paid	(7,391)	(7,063)
LTIP-OP Units distributions paid	(91)	(85)
Conversion of OP units	-	(147)
Issuance of common stock, net of offering costs	4,104	200
Net cash used in financing activities	$(68,797)	$(220,546)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$2,576	$(25,558)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	76,777	130,218
Cash, Cash Equivalents and Restricted Cash, End of Period	$79,353	$104,660
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$918	$172
Cash paid during the period for income taxes	2	6
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,210	$6,736
Sale of RMBS, settled after period end	(46,801)	(16,702)
Purchase of RMBS, settled after period end	-	29,250

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2022
(Unaudited)

Note 1 — Organization and Operations

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”) was incorporated in Maryland on October 31, 2012 and was organized to invest in residential mortgage assets in the United States. Under the Company’s charter, the Company is authorized to issue up to 500,000,000 shares of common stock and 100,000,000 shares of preferred stock, each with a par value of $0.01 per share.

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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”), which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with its short taxable year ended December 31, 2013. As long as the Company continues to comply with a number of requirements under federal tax law and maintains its qualification as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that the Company distributes its taxable income to its stockholders on an annual basis and does not engage in prohibited transactions. However, certain activities that the Company may perform may cause it to earn income that will not be qualifying income for REIT purposes.

Effective January 1, 2020, the Operating Partnership, owned 97.8% by the Company, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of the fair value of Servicing Related Assets, RMBS and derivatives, estimates of credit losses and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects of the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of March 31, 2022, 1.3% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 10.6% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations for the next twelve months.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $46.8 million were sold during the three-month period ended March 31, 2022 and were settled after period end. All RMBS purchased and sold during the year ended December 31, 2021 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $2.1 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

Investments in MSRs

Classification – MSRs represent the contractual right to service mortgage loans. The Company has elected the fair value option to record its investments in MSRs in order to provide users of the consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, the Company records a valuation adjustment on its investments in MSRs on a quarterly basis to recognize the changes in fair value of its MSRs in net income as described below.

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). Changes in the fair value of MSRs are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income (loss). Float income from custodial accounts associated with MSRs of $192,000 and $230,000 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively, is included in “Net interest income” on the consolidated statements of income (loss). Late fees and ancillary income of $494,000 and $321,000 for the three-month periods ended March 31, 2022 and March 31, 2021, respectively, are included in “Servicing fee income” on the consolidated statements of income (loss).

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of March 31, 2022 and December 31, 2021. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2022 and December 31, 2021. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, U.S. treasury futures and “to-be-announced” securities (“TBAs”). A TBA contract is an agreement to purchase or sell, for future delivery, an Agency RMBS with a specified issuer, term and coupon. Swaps and swaptions are entered into by the Company solely for interest rate risk management purposes. TBAs and U.S. treasury futures are used to manage duration risk as well as basis risk and pricing risk on the Company’s financing facilities for MSRs. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

From time to time, the Company enters into a TBA dollar roll which represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency RMBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, drop income on TBA dollar rolls generally represents the economic equivalent of the net interest income earned on the underlying Agency RMBS less an implied financing cost. TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions.

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

Classification – All derivatives, including TBAs, are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. The fair value of TBA derivatives is determined using methods similar to those used to value Agency RMBS. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports the fair value of derivative instruments gross of cash paid or received pursuant to credit support agreements, and fair value may be reflected on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $0 and $664,000 at March 31, 2022 and December 31, 2021, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $27.0 million and $12.2 million at March 31, 2022 and December 31, 2021, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2022 and December 31, 2021, approximately $64.3 million and $45.6 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s TRS, CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduces the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Realized gain (loss) on RMBS, net
Gain on RMBS	$50	$2,664
Loss on RMBS	(13,272)	(570)
Net realized gain (loss) on RMBS (A)	$(13,222)	$2,094

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. While the Company currently does not have any hedging relationships, the Company’s debt facilities incorporate LIBOR as the reference rate.  Certain of these facilities mature prior to the phase out of LIBOR while others have provisions in place that provide for an alternative to LIBOR upon its phase out. If a facility is silent on a fall back, the transition will be governed by market approaches prevailing at the time. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2022
Interest income	$-	$5,519	$-	$5,519
Interest expense	1,253	387	-	1,640
Net interest income (expense)	(1,253)	5,132	-	3,879
Servicing fee income	13,116	-	-	13,116
Servicing costs	3,193	-	-	3,193
Net servicing income	9,923	-	-	9,923
Other income (expense)	(3,366)	25,705	-	22,339
Other operating expenses	522	228	2,787	3,537
Provision for corporate business taxes	3,875	-	-	3,875
Net Income (Loss)	$907	$30,609	$(2,787)	$28,729

Three Months Ended March 31, 2021
Interest income	$120	$3,181	$-	$3,301
Interest expense	932	522	-	1,454
Net interest income (expense)	(812)	2,659	-	1,847
Servicing fee income	13,540	-	-	13,540
Servicing costs	3,082	-	-	3,082
Net servicing income	10,458	-	-	10,458
Other income (expense)	(4,762)	20,726	-	15,964
Other operating expenses	566	171	2,841	3,578
Provision for corporate business taxes	3,463	-	-	3,463
Net Income (Loss)	$855	$23,214	$(2,841)	$21,228

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2022
Investments	$246,103	$774,113	$-	$1,020,216
Other assets	36,101	102,837	52,866	191,804
Total assets	282,204	876,950	52,866	1,212,020
Debt	159,068	764,885	-	923,953
Other liabilities	7,308	9,371	11,737	28,416
Total liabilities	166,376	774,256	11,737	952,369
Net assets	$115,828	$102,694	$41,129	$259,651

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Note 4 — Investments in RMBS

At March 31, 2022, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations. All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Beginning on January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments-Credit Losses, credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2022

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$678,445	$476,781	$669	$(22,459)	$454,991	68	(B)	3.10%	2.99%	27
Freddie Mac	422,127	334,222	383	(15,483)	319,122	42	(B)	3.08%	2.97%	28
Total/Weighted Average	$1,100,572	$811,003	$1,052	$(37,942)	$774,113	110		3.09%	2.98%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2022

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,100,572	$811,003	$1,052	$(37,942)	$774,113	110	(B)	3.09%	2.98%	28
Total/Weighted Average	$1,100,572	$811,003	$1,052	$(37,942)	$774,113	110		3.09%	2.98%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121	(B)	3.06%	2.93%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $731.3 million and $892.9 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for investments in RMBS that are not guaranteed by U.S. government agencies or U.S. government sponsored enterprises. All of the Company’s investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2022 and December 31, 2021, or any impairment charges in earnings during the three-month periods ended March 31, 2022 and March 31, 2021.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of March 31, 2022

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$833,308	$704,077	$(37,942)	$666,135	78	(B)	2.97%	2.85%	28
Total/Weighted Average	$833,308	$704,077	$(37,942)	$666,135	78		2.97%	2.85%	28

As of December 31, 2021

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$612,547	$611,306	$(6,783)	$604,523	56	(B)	2.76%	2.62%	29
Twelve or More Months	6,629	6,022	(108)	5,914	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$619,176	$617,328	$(6,891)	$610,437	57		2.77%	2.62%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.4 billion as of March 31, 2022.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,441,178	$246,103	3.48%	26.2	$21,731
MSR Total/Weighted Average	$20,441,178	$246,103	3.48%	26.2	$21,731

As of December 31, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,773,278	$218,727	3.51%	26.3	$(11,062)
MSR Total/Weighted Average	$20,773,278	$218,727	3.51%	26.3	$(11,062)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	14.1%
Virginia	9.2%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.2%
Total	100.0%

As of December 31, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	9.3%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.4%
Total	100.0%

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock, of which, approximately $16.0 million was remaining as of March 31, 2022. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2022 the Company issued and sold 505,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.19 per share for gross proceeds of approximately $4.1 million before fees of approximately $83,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not repurchase any shares under the share repurchase program.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity	Weighted Average Issuance
	Issued		Forfeited	Converted	Redeemed	Issued	Forfeited	Compensation Plans	Price
December 31, 2020	(341,847)		916	28,417	-	(108,388)	3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800)	(A)	-	-	-	-	-	(49,800)	$8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	-	(16,378)	-	-	$9.00
March 31, 2021	(391,647)		916	44,795	-	(124,766)	3,155	1,032,453

December 31, 2021	(391,647)		916	44,795	9,054	(144,980)	3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250)	(B)	-	-		-	-	(68,250)	$8.40
March 31, 2022	(459,897)		916	44,795		(144,980)	3,155	943,989

(A)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(B)	Subject to forfeiture in certain circumstances prior to January 3, 2025.

The Company recognized approximately $225,000 and $294,000 in share-based compensation expense in the three-month periods ended March 31, 2022 and March 31, 2021, respectively. There was approximately $862,000 of total unrecognized share-based compensation expense as of March 31, 2022, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2022, the non-controlling interest holders in the Operating Partnership owned 402,857 LTIP-OP Units, or approximately 2.2% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$28,729	$21,228
Net income allocated to noncontrolling interests in Operating Partnership	(633)	(434)
Dividends on preferred stock	2,463	2,463
Net income applicable to common stockholders	$25,633	$18,331
Denominator:
Weighted average common shares outstanding	18,252,523	17,065,735
Weighted average diluted shares outstanding	18,272,737	17,087,959
Basic and Diluted EPS:
Basic	$1.40	$1.07
Diluted	$1.40	$1.07

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

The Manager is a party to the Services Agreement with the Services Provider, pursuant to which the Services Provider provides to the Manager personnel and payroll and benefits administration services as needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against the Services Provider in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by the Services Provider of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement.

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

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended March 31,
	2022	2021
Management fees	$1,678	$1,711
Compensation reimbursement	115	250
Total	$1,793	$1,961

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. During the three-month periods ended March 31, 2022 and March 31, 2021, Aurora paid RoundPoint $1.7 million and $1.3 million, respectively, in servicing costs. Aurora had servicing receivables of $4.1 million and $493,000 from RoundPoint as of March 31, 2022 and December 31, 2021, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month periods ended March 31, 2022 and March 31, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $57.0 million and $1.8 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $650,000 and $14.0 million, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2022	December 31, 2021
Notional amount of interest rate swaps	$1,395,000	$1,448,000
Notional amount of swaptions	40,000	40,000
Notional amount of TBAs, net	166,600	439,000
Notional amount of U.S. treasury futures	(271,300)	(80,600)
Notional amount of options on U.S. treasury futures	70,000	-
Total notional amount	$1,400,300	$1,846,400

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2022	$1,395,000	$13,883	0.63%	0.98%	5.8
December 31, 2021	$1,448,000	$9,883	0.50%	0.73%	6.1

The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
March 31, 2022	$40,000	$1,417	1.90%	LIBOR-BBA%	7.7	0.1
December 31, 2021	$40,000	$183	1.90%	LIBOR-BBA%	8.0	0.4

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As March 31, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$1,075,500	$1,069,521	$1,053,940	$(15,581)
Sale contracts	(908,900)	(895,704)	(887,491)	8,213
Net TBA derivatives	$166,600	$173,817	$166,449	$(7,368)

As of December 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$970,500	$988,173	$987,146	$(1,026)
Sale contracts	(531,500)	(544,346)	(544,327)	19
Net TBA derivatives	$439,000	$443,827	$442,819	$(1,007)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of March 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$-	$(104,300)	$1,720
10 years	-	(167,000)	4,200
Total	$-	$(271,300)	$5,920

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$-	$(85,000)	$63
5 years	-	(15,000)	(53)
10 years	19,400	-	(63)
Total	$19,400	$(100,000)	$(53)

The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of March 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$90,000	$(20,000)	$47
Total	$90,000	$(20,000)	$47

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$234
Total	$60,000	$(60,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Three Months Ended March 31,
Derivatives	2022	2021
Interest rate swaps(A)	$(1,191)	$57
Swaptions	-	(273)
TBAs	(15,443)	(582)
U.S. Treasury futures	5,270	(1,084)
U.S. Treasury futures options	(190)	-
Total	$(11,554)	$(1,882)

(A)	Excludes interest rate swap periodic interest income of $915,000 and $1.3 million, for the three-month periods ended March 31, 2022 and March 31, 2021, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2022

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$19,796	$-	$19,796	$(19,796)	$-	$-
Interest rate swaptions	1,417	-	1,417	(1,417)	-	-
TBAs	9,082	(9,082)	-	-	-	-
U.S. treasury futures	5,919	-	5,919	(5,919)	-	-
U.S. treasury futures options	47	-	47	(47)	-	-
Total Assets	$36,261	$(9,082)	$27,179	$(27,179)	$-	$-

Liabilities
Repurchase agreements	$764,885	$-	$764,885	$(737,911)	$(26,974)	$-
Interest rate swaps	5,914	-	5,914	(5,914)	-	-
TBAs	16,450	(9,082)	7,368	(7,368)	-	-
U.S. treasury futures	1,865	-	1,865	(1,865)	-	-
Total Liabilities	$789,114	$(9,082)	$780,032	$(753,058)	$(26,974)	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

As of December 31, 2021

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$10,101	$-	$10,101	$(10,101)	$-	$-
Interest rate swaptions	183	-	183	(183)	-	-
TBAs	338	(338)	-	-	-	-
U.S. treasury futures options	234	-	234	430	(664)	-
Total Assets	$10,856	$(338)	$10,518	$(9,854)	$(664)	$-

Liabilities
Repurchase agreements	$865,494	$-	$865,494	$(853,297)	$(12,197)	$-
Interest rate swaps	218	-	218	(218)	-	-
TBAs	1,345	(338)	1,007	(1,007)	-	-
U.S. treasury futures	53	-	53	(53)	-	-
Total Liabilities	$867,110	$(338)	$866,772	$(854,575)	$(12,197)	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2022 and December 31, 2021.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2022 and December 31, 2021.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2022 and December 31, 2021.

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

Recurring Fair Value Measurements

As of March 31, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$454,991	$-	$454,991
Freddie Mac	-	319,122	-	319,122
RMBS total	-	774,113	-	774,113
Derivative assets
Interest rate swaps	-	19,796	-	19,796
Interest rate swaptions	-	1,417	-	1,417
U.S. treasury futures	-	5,919	-	5,919
U.S. treasury futures options	-	47	-	47
Derivative assets total	-	27,179	-	27,179
Servicing related assets	-	-	246,103	246,103
Total Assets	$-	$801,292	$246,103	$1,047,395
Liabilities
Derivative liabilities
Interest rate swaps	-	5,914	-	5,914
TBAs, net	-	7,368	-	7,368
U.S. treasury futures	-	1,865	-	1,865
Derivative liabilities total	-	15,147	-	15,147
Total Liabilities	$-	$15,147	$-	$15,147

As of December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$559,777	$-	$559,777
Freddie Mac	-	393,719	-	393,719
RMBS total	-	953,496	-	953,496
Derivative assets
Interest rate swaps	-	10,101	-	10,101
Interest rate swaptions	-	183	-	183
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	10,518	-	10,518
Servicing related assets	-	-	218,727	218,727
Total Assets	$-	$964,014	$218,727	$1,182,741
Liabilities
Derivative liabilities
Interest rate swaps	-	218	-	218
TBAs, net	-	1,007	-	1,007
U.S. treasury futures	-	53	-	53
Derivative liabilities total	-	1,278	-	1,278
Total Liabilities	$-	$1,278	$-	$1,278

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2022 and December 31, 2021 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2022

Level 3
MSRs
Balance at December 31, 2021	$218,727
Purchases and sales:
Purchases	5,821
Other changes (A)	(176)
Purchases and sales:	$5,645
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	30,214
Other changes in fair value (B)	(8,483)
Unrealized gain (loss) included in Net Income	$21,731
Balance at March 31, 2022	$246,103

As of December 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases and sales:
Purchases	56,638
Other changes (A)	(1,263)
Purchases and sales:	$55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	61,881
Other changes in fair value (B)	(72,943)
Unrealized gain (loss) included in Net Income	$(11,062)
Balance at December 31, 2021	$218,727

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$246,103	Discounted cash flow	Constant prepayment speed	5.0% - 18.1%	8.9%
			Uncollected payments	0.4% - 2.5%	0.7%
			Discount rate		8.1%
			Annual cost to service, per loan		$78
TOTAL	$246,103

As of December 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,727	Discounted cash flow	Constant prepayment speed	5.0% -19.1%	11.5%
			Uncollected payments	0.4% - 2.5%	0.6%
			Discount rate		7.2%
			Annual cost to service, per loan		$76
TOTAL	$218,727

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2022 and December 31, 2021 are described below.

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on the Services Provider to provide the Manager with the necessary resources and personnel to conduct the Company’s operations. For further discussion regarding the management fee, see Note 7.

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

Commitments to Purchase/Sell RMBS

As of March 31, 2022 and December 31, 2021, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

As of March 31, 2022 and December 31, 2021, the Company was not obligated to purchase or sell any RMBS securities.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $764.9 million and $865.5 million of borrowings under its repurchase agreements as of March 31, 2022 and December 31, 2021, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 33 days and 38 days as of March 31, 2022 and December 31, 2021. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$396,958	0.33%
One to three months	367,927	0.46%
Total/Weighted Average	$764,885	0.39%

As of December 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$291,007	0.13%
One to three months	574,487	0.14%
Total/Weighted Average	$865,494	0.14%

There were no overnight or demand securities as of March 31, 2022 or December 31, 2021.

Note 12 – Notes Payable

As of March 31, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2022 and December 31, 2021, approximately $65.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2022 and December 31, 2021, approximately $94.8 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at March 31, 2022 and December 31, 2021.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2022

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$65,000	$-	$-	$-	$-	$65,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	615	7,581	7,957	78,647	94,800
Total	$65,000	$615	$7,581	$7,957	$78,647	$159,800

As of December 31, 2021

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	571	6,994	7,261	68,174	83,000
Total	$63,000	$571	$6,994	$7,261	$68,174	$146,000

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2022	December 31, 2021
Servicing advances	$13,192	$17,609
Interest receivable	2,242	2,393
Deferred tax asset	16,740	20,614
Other receivables	6,297	2,728
Total other assets	$38,471	$43,344

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2022	December 31, 2021
Accrued interest payable	$1,041	$996
Accrued expenses	1,387	2,065
Total accrued expenses and other liabilities	$2,428	$3,061

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of the Sub-REIT to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Current federal income tax benefit	$-	$(128)
Deferred federal income tax expense	3,295	3,240
Deferred state income tax expense	580	351
Provision for Corporate Business Taxes	$3,875	$3,463

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
Computed income tax expense at federal rate	$6,847	21.0%	$5,185	21.0%
State tax expense, net of federal tax, if applicable	459	1.4%	351	1.4%
REIT income not subject to tax (benefit)	(3,431)	(10.5)%	(2,073)	(8.4)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$3,875	11.9%	$3,463	14.0%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	March 31, 2022	December 31, 2021
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

	March 31, 2022	December 31, 2021
Deferred tax assets
Deferred tax - mortgage servicing rights	$5,605	$10,539
Deferred tax - net operating loss	11,135	10,075
Total net deferred tax assets	$16,740	$20,614

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company’s net operating losses (“NOLs”) of $46.7 million were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of March 31, 2022, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 – Subsequent Events

Events subsequent to March 31, 2022 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended March 31, 2022 compared to the immediately preceding prior quarter ended December 31, 2021 as well as the corresponding quarter of the prior year ended March 31, 2021. In this report, we are changing the basis of comparison from the corresponding quarter of the prior year to the immediately preceding prior quarter, in order to provide readers greater insight into our quarterly performance. For our future Quarterly Reports on Form 10-Q, we will present a discussion of our results of operations for the current quarter compared to the immediately preceding prior quarter only.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. We have also invested in collateralized mortgage obligations guaranteed by an Agency (“Agency CMOs”) consisting of interest only securities (“IOs”) as well as non-Agency RMBS. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, as defined below, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of March 31, 2022, approximately $16.0 million was remaining under the Common Stock ATM Program. During the three-month period ended March 31, 2022, the Company issued and sold 505,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.19 per share for gross proceeds of approximately $4.1 million before fees of approximately $83,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three-month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2022 and the year ended December 31, 2021, the Company did not repurchase any common stock pursuant to the repurchase program.

Effects of COVID-19 on the Company

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects on the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants, of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of March 31, 2022, 1.3% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 10.6% of those borrowers continuing to make their regular scheduled monthly payment.

On March 16, 2022, the Federal Reserve raised the federal funds rate to a range of between 0.25% and 0.5% and signaled that a series of rate increases is likely to follow over the course of the year.  In March, the Federal Reserve also ended its monthly asset purchases, including its purchases of Agency RMBS. With these actions, the Federal Reserve reversed its policy stance from the highly accommodative polices it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Federal Reserve adopted a policy of quantitative easing whereby it purchased each month significant amounts of U.S. Treasury securities and Agency RMBS. The Federal Reserve also reduced the federal funds rate target to 0 to 0.25 percent, established a series of emergency lending programs, reduced the discount rate and encouraged depository institutions to borrow from the discount window, and took regulatory actions to ease capital and liquidity requirements at depository institutions.  The purpose of these actions was to stabilize financial markets and reduce both interest rates generally and the spread between long-term and short-term interest rates. The Federal Reserve’s balance sheet increased by more than $4.5 trillion to nearly $9 trillion, including $2.5 trillion in Agency RMBS. Due to the reduction in interest rates, prepayment speeds and mortgage refinancing activity increased. The Federal Reserve took similar actions during the 2008 financial crisis.

The ending of the Federal Reserve’s highly accommodative polices and initiation of a series of increases in the federal funds rate will likely result in higher interest rates across asset classes, including for Agency RMBS. These actions also may decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is expected to be partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. Any benefit we expect to receive from lower prepayments on the mortgages underlying our MSRS and RMBS could be offset by increased volatility in the market and increased hedging costs attributable to such volatility.

We cannot predict or control the impact future actions by the Federal Reserve will have on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fees we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs held by Aurora or the non-Agency RMBS held in our portfolio.

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
March 31, 2022	2.98%	0.49%	2.49%
December 31, 2021	2.93%	0.62%	2.31%
September 30, 2021	2.94%	0.63%	2.31%
June 30, 2021	2.94%	0.62%	2.32%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as the COVID-19 pandemic and other events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with US GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may change over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. For additional information on our material accounting policies and estimates, see “Item 1. Consolidated Financial Statements – Note 2. Basis of Presentation and Significant Accounting Policies”.

Investments in Securities

We have elected to classify our investments in RMBS as available-for-sale. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale will be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 4. Investments in RMBS and Note 9. Fair Value”.

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. For information on how interest rates effect net interest income, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Effect on Net Interest Income”.

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). The change in fair value of is recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. For additional information on our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 9. Fair Value”.

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

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. For information on our assessment of the realizability of deferred tax assets, see “Item 1. Consolidated Financial Statements – Note 15. Income Taxes”. We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
Income
Interest income	$5,519	$4,529	$3,301
Interest expense	1,640	1,534	1,454
Net interest income	3,879	2,995	1,847
Servicing fee income	13,116	13,030	13,540
Servicing costs	3,193	3,390	3,082
Net servicing income	9,923	9,640	10,458
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(13,222)	(1,479)	2,094
Realized loss on derivatives, net	(10,638)	(4,688)	(540)
Realized gain on acquired assets, net	12	-	5
Unrealized gain (loss) on derivatives, net	24,456	8,233	(8,059)
Unrealized gain (loss) on investments in Servicing Related Assets	21,731	(5,111)	22,464
Total Income	36,141	9,590	28,269
Expenses
General and administrative expense	1,744	1,547	1,617
Management fee to affiliate	1,793	1,975	1,961
Total Expenses	3,537	3,522	3,578
Income Before Income Taxes	32,604	6,068	24,691
Provision for (Benefit from) corporate business taxes	3,875	(637)	3,463
Net Income	28,729	6,705	21,228
Net income allocated to noncontrolling interests in Operating Partnership	(633)	(130)	(434)
Dividends on preferred stock	2,463	2,463	2,463
Net Income Applicable to Common Stockholders	$25,633	$4,112	$18,331

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2022
Interest income	$-	$5,519	$-	$5,519
Interest expense	1,253	387	-	1,640
Net interest income (expense)	(1,253)	5,132	-	3,879
Servicing fee income	13,116	-	-	13,116
Servicing costs	3,193	-	-	3,193
Net servicing income	9,923	-	-	9,923
Other income (expense)	(3,366)	25,705	-	22,339
Other operating expenses	522	228	2,787	3,537
Provision for corporate business taxes	3,875	-	-	3,875
Net Income (Loss)	$907	$30,609	$(2,787)	$28,729

Three Months Ended December 31, 2021
Interest income	$30	$4,499	$-	$4,529
Interest expense	1,271	263	-	1,534
Net interest income (expense)	(1,241)	4,236	-	2,995
Servicing fee income	13,030	-	-	13,030
Servicing costs	3,390	-	-	3,390
Net servicing income	9,640	-	-	9,640
Other income (expense)	(5,998)	2,953	-	(3,045)
Other operating expenses	597	182	2,743	3,522
Benefit from corporate business taxes	(637)	-	-	(637)
Net Income (Loss)	$2,441	$7,007	$(2,743)	$6,705

Three Months Ended March 31, 2021
Interest income	$120	$3,181	$-	$3,301
Interest expense	932	522	-	1,454
Net interest income (expense)	(812)	2,659	-	1,847
Servicing fee income	13,540	-	-	13,540
Servicing costs	3,082	-	-	3,082
Net servicing income	10,458	-	-	10,458
Other income (expense)	(4,762)	20,726	-	15,964
Other operating expenses	566	171	2,841	3,578
Provision for corporate business taxes	3,463	-	-	3,463
Net Income (Loss)	$855	$23,214	$(2,841)	$21,228

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2022
Investments	$246,103	$774,113	$-	$1,020,216
Other assets	36,101	102,837	52,866	191,804
Total assets	282,204	876,950	52,866	1,212,020
Debt	159,068	764,885	-	923,953
Other liabilities	7,308	9,371	11,737	28,416
Total liabilities	166,376	774,256	11,737	952,369
Net assets	$115,828	$102,694	$41,129	$259,651
December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

 Interest Income

Interest income for the three-month period ended March 31, 2022 was $5.5 million as compared to $4.5 million for the three-month period ended December 31, 2021. The increase of $990,000 in interest income was primarily due to a decrease in price premium amortization driven by lower prepayment speeds.

Interest income for the three-month period ended March 31, 2022 was $5.5 million as compared to $3.3 million for the three-month period ended March 31, 2021. The increase of $2.2 million in interest income was substantially due to a decrease in price premium amortization, which was partially offset by a decrease in interest income as a result of RMBS sales.

Interest Expense

Interest expense for the three-month period ended March 31, 2022 was $1.6 million as compared to $1.5 million for the three-month period ended December 31, 2021. The increase of $106,000 in interest expense was due to a rise in interest rates.

Interest expense for the three-month period ended March 31, 2022 was $1.6 million as compared to $1.5 million for the three-month period ended March 31, 2021. The increase of $186,000 in interest expense was substantially due to a higher notes payable balance, which was partially offset by a decrease in interest expense on borrowings under repurchase agreements driven by a smaller RMBS portfolio.

Servicing Fee Income

Servicing fee income for the three-month period ended March 31, 2022 was $13.1 million as compared to $13.0 million for the three-month period ended December 31, 2021. The nominal change in servicing fee income resulted from a decline in the size of the MSR portfolio.

Servicing fee income for the three-month period ended March 31, 2022 was $13.1 million as compared to $13.5 million for the three-month period ended March 31, 2021. The decrease of $424,000 in servicing fee income resulted from a decline in the size of the MSR portfolio.

Servicing Costs

Servicing costs for the three-month period ended March 31, 2022 was $3.2 million as compared to $3.4 million for the three-month period ended December 31, 2021. The decrease of $197,000 in servicing costs was due to timing of certain payments as well as changes in the size of the MSR portfolio.

Servicing costs for the three-month period ended March 31, 2022 was $3.2 million as compared to $3.1 million for the three-month period ended March 31, 2021. The nominal change in servicing costs was due to timing of certain payments as well as changes in the size of the MSR portfolio

Realized Gain (Loss) on RMBS, Available-For-Sale, Net

Realized loss on RMBS for the three-month period ended March 31, 2022 was approximately $13.2 million as compared to $1.5 million for the three-month period ended December 31, 2021. The increase of $11.7 million in realized loss on RMBS was due to the sale of RMBS securities in the first quarter of 2022 in response to the rising interest rates.

Realized loss on RMBS for the three-month period ended March 31, 2022 was approximately $13.2 million as compared to a gain of $2.1 million for the three-month period ended March 31, 2021. The increase of $15.3 million in realized loss on RMBS was due to the sale of RMBS securities in the first quarter of 2022 in response to the rising interest rates.

Realized Loss on Derivatives, Net

Realized loss on derivatives for the three-month period ended March 31, 2022 was approximately $10.6 million as compared to $4.7 million for the three-month period ended December 31, 2021. The increase of $5.9 million in realized loss on derivatives was substantially comprised of an increase of $11.5 million in losses on TBAs and an increase of $1.2 million in losses on interest rate swaps, offset by an increase of $6.4 million in gains on U.S. Treasury futures due to rising interest rates.

Realized loss on derivatives for the three-month period ended March 31, 2022 was approximately $10.6 million as compared to $540,000 for the three-month period ended March 31, 2021. The increase of $10.1 million in realized loss on derivatives was substantially comprised of an increase of $14.9 million in losses on TBAs and an increase of $1.2 million in losses on interest rate swaps, offset by an increase of $6.2 million in gains on U.S. Treasury futures due to rising interest rates.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended March 31, 2022 was approximately $24.5 million as compared to $8.2 million for the three-month period ended December 31, 2021. The increase of $16.3 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the three-month period ended March 31, 2022 was approximately $24.5 million as compared to a loss of $8.1 million for the three-month period ended March 31, 2021. The increase of $32.6 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized gain on our investments in Servicing Related Assets for the three-month period ended March 31, 2022 was approximately $21.7 million as compared to a loss of $5.1 million for the three-month period ended December 31, 2021. The increase of $26.8 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized gain on our investments in Servicing Related Assets for the three-month period ended March 31, 2022 was approximately $21.7 million as compared to $22.5 million for the three-month period ended March 31, 2021. The decrease of $733,000 in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2022 was $1.7 million as compared to $1.5 million for the three-month period ended December 31, 2021. The increase of $197,000 in general and administrative expense was primarily due to higher professional fees.

General and administrative expense for the three-month period ended March 31, 2022 was $1.7 million as compared to $1.6 million for the three-month period ended March 31, 2021. The decrease of $127,000 in general and administrative expense was primarily due to lower professional fees.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.2%, 1.9% and 2.0% of net income for the three-month periods ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. The increase was due to the issuance of LTIP-OP Units during the three-month period ended March 31, 2022.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2022
Accumulated other comprehensive gain (loss), December 31, 2021	$7,527
Other comprehensive loss	(44,535)
Accumulated other comprehensive gain (loss), March 31, 2022	$(37,008)

Three Months Ended December 31, 2021
Accumulated other comprehensive income, September 30, 2021	$15,803
Other comprehensive loss	(8,276)
Accumulated other comprehensive income, December 31, 2021	$7,527

Three Months Ended March 31, 2021
Accumulated other comprehensive income, December 31, 2020	$35,594
Other comprehensive loss	(19,349)
Accumulated other comprehensive income, March 31, 2021	$16,245

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the periods ended March 31, 2022, December 31, 2021 and March 31, 2021, volatility and increases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and
•	earnings available for distribution per average common share.

Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized loss on derivatives, net” on the consolidated statements of income (loss). EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

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

Earnings Available for Distribution

EAD for the three-month period ended March 31, 2022 as compared to the three month periods ended December 31, 2021 and March 31, 2021, increased by approximately $344,000 and $2.7 million respectively, or $0.02 and $0.13 per average common share, respectively, substantially due to a decrease in price premium amortization on the Company’s investments in RMBS driven by lower prepayment speeds.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021 (B)
Net Income	$28,729	$6,705	$21,228
Realized loss (gain) on RMBS, net	13,222	1,479	(2,094)
Realized loss on derivatives, net (A)	14,422	8,860	4,741
Realized gain on acquired assets, net	(12)	-	(5)
Unrealized loss (gain) on derivatives, net	(24,456)	(8,233)	8,059
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(28,011)	(947)	(30,059)
Tax expense on realized and unrealized gain on MSRs	4,937	594	4,229
Total EAD:	$8,831	$8,458	$6,099
EAD attributable to noncontrolling interests in Operating Partnership	(195)	(160)	(125)
Dividends on preferred stock	2,463	2,463	2,463
EAD Attributable to Common Stockholders	$6,173	$5,835	$3,511
EAD Attributable to Common Stockholders, per Diluted Share	$0.34	$0.32	$0.21
GAAP Net Income Per Share of Common Stock, per Diluted Share	$1.40	$0.23	$1.07

(A)
Excludes drop income on TBA dollar rolls of $2.9 million, $3.4 million and $2.7 million and interest rate swap periodic interest income of $915,000, $786,000 and $1.3 million, for the three-month periods ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively, and includes trading expenses of $176,000 for the three-month period ended March 31, 2021.

(B)
Commencing with the three-month period ended December 31, 2021, the Company has enhanced the calculation of unrealized gain (loss) on investments in MSRs used to determine EAD. EAD for the three-month period ended March 31, 2021 has not been adjusted to reflect the Company's enhanced calculation of unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization. If the enhanced calculation had been applied retroactively to the three-months ended March 31, 2021, the Company would have reported EAD attributable to common stockholders of $3.9 million and EAD attributable to common stockholders per share of $0.23.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $20.4 billion as of March 31, 2022.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

 As of March 31, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$246,103	$20,441,178	3.48%	0.25%	315	26	0.1%
MSR Total/Weighted Average	$246,103	$20,441,178	3.48%	0.25%	315	26	0.1%

As of December 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%
MSR Total/Weighted Average	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

 RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of March 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$678,445	$476,781	$669	$(22,459)	$454,991	68	(B)	3.10%	2.99%	27
Freddie Mac	422,127	334,222	383	(15,483)	319,122	42	(B)	3.08%	2.97%	28
Total/Weighted Average	$1,100,572	$811,003	$1,052	$(37,942)	$774,113	110		3.09%	2.98%	28

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2022	December 31, 2021
Weighted Average Asset Yield	3.77%	3.19%
Weighted Average Interest Expense	0.71%	0.73%
Net Interest Spread	3.06%	2.46%

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

In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible. During the three-month period ended March 31, 2022, the Company issued and sold 505,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.19 per share for gross proceeds of approximately $4.1 million before fees of approximately $83,000. During the three-month period ended December 31, 2021, the Company issued and sold 594,898 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.80 per share for gross proceeds of approximately $5.2 million before fees of approximately $105,000. During the three-month period ended March 31, 2021, we did not issue and sell any capital stock pursuant to the ATM programs. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of the RMBS to purchase MSRs. We may also sell certain RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of March 31, 2022, we had repurchase agreements with 34 counterparties and approximately $765.0 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of March 31, 2022, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2022 was approximately 4.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471
June 30, 2020	$1,286,998	$1,395,317	$1,395,317

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities during 2020 and 2021.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.2% and 4.6% as of March 31, 2022 and December 31, 2021, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$401,150	$396,958	0.33%
One to three months	377,070	367,927	0.46%
Total/Weighted Average	$778,220	$764,885	0.39%

As of December 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$297,720	$291,007	0.13%
One to three months	595,168	574,487	0.14%
Total/Weighted Average	$892,888	$865,494	0.14%

The amount of collateral as of March 31, 2022 and December 31, 2021, including cash, was $805.2 million and $905.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2022 and December 31, 2021 was 33 days and 38 days, respectively.

 MSR Financing

As of March 31, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2021, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for two more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2022 and December 31, 2021, approximately $65.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2022 and December 31, 2021, approximately $94.8 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over onemonth LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at March 31, 2022 and December 31, 2021.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $13.8 million and our investing activities provided cash of approximately $57.6 million for the three-month period ended March 31, 2022.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the three-month periods ended March 31, 2022, December 31, 2021 and March 31, 2021 was $1.40, $0.24 and $1.07, respectively.

Contractual Obligations

Our contractual obligations as of March 31, 2022 and December 31, 2021 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$764,885	$-	$-	$-	$764,885
Interest on repurchase agreement borrowings(A)	$137	$-	$-	$-	$137
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$65,000	$-	$-	$-	$65,000
Interest on Freddie Mac MSR Revolver borrowings	$1,390	$-	$-	$-	$1,390
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$10,150	$84,650	$-	$94,800
Interest on Fannie Mae MSR Revolving Facility	$3,604	$8,247	$6,328	$-	$18,179

As of December 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,494	$-	$-	$-	$865,494
Interest on repurchase agreement borrowings(A)	$135	$-	$-	$-	$135
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on Freddie Mac MSR Revolver borrowings	$1,954	$-	$-	$-	$1,954
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,566	$75,434	$-	$83,000
Interest on Fannie Mae MSR Revolving Facility	$3,156	$6,127	$4,941	$-	$14,224

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2022 and December 31, 2021, respectively, and includes all interest expense incurred through those dates.

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

Subservicing Agreements

As of March 31, 2021, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2022

	(20)%	(10)%	-%	10	20%
Discount Rate Shift in %
Estimated FV	$266,226	$255,794	$246,103	$237,080	$228,665
Change in FV	$20,124	$9,692	$-	$(9,022)	$(17,438)
% Change in FV	8%	4%	-	(4)%	(7)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$267,481	$256,627	$246,103	$236,163	$226,796
Change in FV	$21,379	$10,525	$-	$(9,940)	$(19,306)
% Change in FV	9%	4%	-	(4)%	(8)%
Servicing Cost Shift in %
Estimated FV	$253,441	$249,772	$246,103	$242,433	$238,764
Change in FV	$7,339	$3,669	$-	$(3,669)	$(7,339)
% Change in FV	3%	1%	-	(1)%	(3)%

As of December 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$233,342	$225,813	$218,727	$212,050	$205,749
Change in FV	$14,614	$7,085	$-	$(6,677)	$(12,979)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$244,460	$231,026	$218,727	$207,458	$197,103
Change in FV	$25,732	$12,298	$-	$(11,270)	$(21,624)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$225,480	$222,104	$218,727	$215,351	$211,975
Change in FV	$6,752	$3,376	$-	$(3,376)	$(6,752)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2022

		Fair Value Change
	March 31, 2022	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,023,612
RMBS Total Return (%)		(0.17)%	(0.41)%	(0.71)%	(1.06)%	(1.89)%
RMBS Dollar Return		$(1,761)	$(4,229)	$(7,289)	$(10,857)	$(19,396)

As of December 31, 2021

		Fair Value Change
	December 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,429,335
RMBS Total Return (%)		(0.18)%	(0.49)%	(0.92)%	(1.44)%	(2.74)%
RMBS Dollar Return		$(2,584)	$(7,016)	$(13,110)	$(20,635)	$(39,125)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2022, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Disclosure Controls and Procedures. The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d -15(e) under the Exchange Act as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2022, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 9, 2022	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2022	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

March 31, 2022

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