Form 10-Q
period 2022-06-30
Cherry Hill Mortgage Investment Corp
filed 2022-08-03
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 19,647,945 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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
•
accelerating inflationary trends, spurred by multiple factors including high commodity prices, a tight labor market, and low residential vacancy rates, may result further in interest rate increases and lead to increased market volatility;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2022	December 31, 2021
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $640,691 and $892,888, respectively)	$728,825	$953,496
Investments in Servicing Related Assets, at fair value (including pledged assets of $263,578 and $218,727, respectively)	263,578	218,727
Cash and cash equivalents	61,540	63,916
Restricted cash	16,047	12,861
Derivative assets	28,541	10,518
Receivables from unsettled trades	67,734	-
Receivables and other assets	33,152	43,344
Total Assets	$1,199,417	$1,302,862
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$683,173	$865,494
Derivative liabilities	12,698	1,278
Notes payable	178,308	145,268
Dividends payable	7,435	7,056
Due to manager	2,215	1,889
Payables for unsettled trades	56,362	-
Accrued expenses and other liabilities	4,142	3,061
Total Liabilities	$944,333	$1,024,046
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of June 30, 2022 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2021, liquidation preference of $69,541 as of June 30, 2022 and liquidation preference of $69,541 as of December 31, 2021	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of June 30, 2022 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2021, liquidation preference of $50,000 as of June 30, 2022 and liquidation preference of $50,000 as of December 31, 2021	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 19,647,945 shares issued and outstanding as of June 30, 2022 and 500,000,000 shares authorized and 18,261,848 shares issued and outstanding as of December 31, 2021	201	187
Additional paid-in capital	321,158	311,255
Accumulated Deficit	(160,802)	(158,483)
Accumulated other comprehensive income (loss)	(24,167)	7,527
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$251,769	$275,865
Non-controlling interests in Operating Partnership	3,315	2,951
Total Stockholders’ Equity	$255,084	$278,816
Total Liabilities and Stockholders’ Equity	$1,199,417	$1,302,862

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income
Interest income	$6,004	$3,526	$11,523	$6,827
Interest expense	2,502	1,341	4,142	2,795
Net interest income	3,502	2,185	7,381	4,032
Servicing fee income	13,188	13,748	26,304	27,288
Servicing costs	2,615	4,072	5,808	7,154
Net servicing income	10,573	9,676	20,496	20,134
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(46,036)	983	(59,258)	3,077
Realized loss on derivatives, net	(2,730)	(5,531)	(13,368)	(6,071)
Realized gain on acquired assets, net	-	29	12	34
Unrealized gain (loss) on derivatives, net	17,613	3,548	42,069	(4,511)
Unrealized gain (loss) on investments in Servicing Related Assets	6,150	(20,501)	27,881	1,963
Total Income (Loss)	(10,928)	(9,611)	25,213	18,658
Expenses
General and administrative expense	1,499	1,883	3,243	3,500
Management fee to affiliate	1,614	1,949	3,407	3,910
Total Expenses	3,113	3,832	6,650	7,410
Income (Loss) Before Income Taxes	(14,041)	(13,443)	18,563	11,248
Provision for (Benefit from) corporate business taxes	1,423	(1,830)	5,298	1,633
Net Income (Loss)	(15,464)	(11,613)	13,265	9,615
Net (income) loss allocated to noncontrolling interests in Operating Partnership	347	240	(286)	(194)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Net Income (Loss) Applicable to Common Stockholders	$(17,582)	$(13,838)	$8,051	$4,493
Net Income (Loss) Per Share of Common Stock
Basic	$(0.93)	$(0.81)	$0.43	$0.26
Diluted	$(0.92)	$(0.81)	$0.43	$0.26
Weighted Average Number of Shares of Common Stock Outstanding
Basic	19,007,390	17,073,943	18,632,042	17,069,861
Diluted	19,029,493	17,096,124	18,653,206	17,092,064

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(15,464)	$(11,613)	$13,265	$9,615
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	12,841	(2,004)	(31,694)	(21,353)
Net other comprehensive income (loss)	12,841	(2,004)	(31,694)	(21,353)
Comprehensive loss	$(2,623)	$(13,617)	$(18,429)	$(11,738)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(49)	(276)	(398)	(237)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Comprehensive loss attributable to common stockholders	$(5,039)	$(15,806)	$(22,959)	$(16,429)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580
Issuance of common stock	20,214	-	-	-	52	-	-	-	52
Redemption of OP units for cash	-	-	-	-	-	-	-	(69)	(69)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(11,373)	(240)	(11,613)
Other Comprehensive Loss	-	-	-	-	-	(2,004)	-	-	(2,004)
LTIP-OP Unit awards	-	-	-	-	-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(93)	(93)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,621)	-	(4,621)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,434)	-	(1,434)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2021	17,113,450	$175	4,781,635	$115,379	$301,249	$14,241	$(146,719)	$2,723	$287,048

Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	505,000	5	-	-	4,099	-	-	-	4,104
Net Income before dividends on preferred stock	-	-	-	-	-	-	28,096	633	28,729
Other Comprehensive Loss	-	-	-	-	-	(44,535)	-	-	(44,535)
LTIP-OP Unit awards	-	-	-	-	-	-	-	173	173
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,082)	-	(5,082)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2022	18,766,848	$192	4,781,635	$115,379	$315,354	$(37,008)	$(137,932)	$3,666	$259,651
Issuance of common stock	881,097	9	-	-	5,804	-	-	-	5,813
Net Income before dividends on preferred stock	-	-	-	-	-	-	(15,117)	(347)	(15,464)
Other Comprehensive Income	-	-	-	-	-	12,841	-	-	12,841
LTIP-OP Unit awards	-	-	-	-	-	-	-	105	105
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,290)	-	(5,290)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2022	19,647,945	$201	4,781,635	$115,379	$321,158	$(24,167)	$(160,802)	$3,315	$255,084

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$13,265	$9,615
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	59,258	(3,077)
Unrealized gain on investments in Servicing Related Assets	(27,881)	(1,963)
Realized gain on acquired assets, net	(12)	(34)
Realized loss on derivatives, net	13,368	6,071
Unrealized (gain) loss on derivatives, net	(42,069)	4,511
Amortization of premiums on RMBS, available-for-sale	1,427	8,464
Amortization of deferred financing costs	40	99
LTIP-OP Unit awards	278	522
Changes in:
Receivables and other assets, net	10,417	2,540
Due to affiliates	326	1,318
Accrued expenses and other liabilities, net	1,081	(257)
Net cash provided by operating activities	$29,498	$27,809
Cash Flows From Investing Activities
Purchase of RMBS	(562,650)	(338,186)
Principal paydown of RMBS	60,685	151,367
Proceeds from sale of RMBS	622,670	389,531
Acquisition of MSRs	(16,970)	(35,617)
Payments for settlement of derivatives	(8,945)	(8,265)
Net cash provided by investing activities	$94,790	$158,830
Cash Flows From Financing Activities
Borrowings under repurchase agreements	2,736,046	3,036,304
Repayments of repurchase agreements	(2,918,367)	(3,289,235)
Proceeds from derivative financing	31,045	(8,951)
Proceeds from bank loans	33,000	23,500
Dividends paid	(14,919)	(14,145)
LTIP-OP Units distributions paid	(200)	(178)
Conversion of OP units	-	(147)
Redemption of OP units for cash	-	(69)
Issuance of common stock, net of offering costs	9,917	252
Net cash used in financing activities	$(123,478)	$(252,669)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$810	$(66,030)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	76,777	130,218
Cash, Cash Equivalents and Restricted Cash, End of Period	$77,587	$64,188
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$2,568	$680
Cash paid during the period for income taxes	$57	$47
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,435	$6,740
Sale of RMBS, settled after period end	(67,734)	-
Purchase of RMBS, settled after period end	$56,362	$-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2022
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

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects of the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of June 30, 2022, 0.9% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 17.9% of those borrowers continuing to make their regular scheduled monthly payment. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations for the next twelve months.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $67.7 million were sold during the six-month period ended June 30, 2022 and were settled after period end. RMBS with a fair value of $56.4 million were purchased during the six-month period ended June 30, 2022 and were settled after period end. All RMBS purchased and sold during the year ended December 31, 2021 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $2.4 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

Revenue Recognition – Mortgage servicing fee income represents revenue earned for servicing mortgage loans. The servicing fees are based on a contractual percentage of the outstanding principal balance and are recognized as revenue as the related mortgage payments are collected. Corresponding costs to service are charged to expense as incurred. Servicing fee income received and servicing expenses incurred are reported on the consolidated statements of income (loss). Float income from custodial accounts associated with MSRs is included in “Net interest income” on the consolidated statements of income (loss). Late fees and ancillary income are included in “Servicing fee income” on the consolidated statements of income (loss).

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of June 30, 2022 and December 31, 2021. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2022 and December 31, 2021. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net”, respectively, in the consolidated statements of income (loss). Interest rate swap periodic interest income (expense) is included in “Realized loss on derivatives, net” in the consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $2.2 million and $664,000 at June 30, 2022 and December 31, 2021, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $13.8 million and $12.2 million at June 30, 2022 and December 31, 2021, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2022 and December 31, 2021, approximately $80.8 million and $45.6 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to the Manager pursuant to the Management Agreement. For further information on the Management Agreement, see Note 7.

Income Taxes

The Company elected to be taxed as a REIT under Code Sections 856 through 860 beginning with its short taxable year ended December 31, 2013. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate income tax rates to the extent that it annually distributes less than 100% of its taxable income. The Company’s TRS, CHMI Solutions, as well as CHMI Solutions’ wholly-owned subsidiary, Aurora, are subject to U.S. federal income taxes on their taxable income. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduced the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$2,820	$50	$5,484
Loss on RMBS	(46,036)	(1,837)	(59,308)	(2,407)
Net realized gain (loss) on RMBS (A)	$(46,036)	$983	$(59,258)	$3,077

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. While the Company currently does not have any hedging relationships within the meaning of ASU 2020-04, the Company’s debt facilities incorporate LIBOR as the reference rate.  Certain of these facilities mature prior to the phase out of LIBOR while others have provisions in place that provide for an alternative to LIBOR upon its phase out. If a facility is silent on a fall back, the transition will be governed by market approaches prevailing at the time. The ASU was effective immediately for all entities and expires after December 31, 2022. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2022
Interest income	$-	$6,004	$-	$6,004
Interest expense	1,131	1,371	-	2,502
Net interest income (expense)	(1,131)	4,633	-	3,502
Servicing fee income	13,188	-	-	13,188
Servicing costs	2,615	-	-	2,615
Net servicing income	10,573	-	-	10,573
Other expense	(5,530)	(19,473)	-	(25,003)
Other operating expenses	510	151	2,452	3,113
Provision for corporate business taxes	1,423	-	-	1,423
Net Income (Loss)	$1,979	$(14,991)	$(2,452)	$(15,464)

Three Months Ended June 30, 2021
Interest income	$106	$3,420	$-	$3,526
Interest expense	1,074	267	-	1,341
Net interest income (expense)	(968)	3,153	-	2,185
Servicing fee income	13,748	-	-	13,748
Servicing costs	4,072	-	-	4,072
Net servicing income	9,676	-	-	9,676
Other expense	(11,147)	(10,325)	-	(21,472)
Other operating expenses	846	158	2,828	3,832
Benefit from corporate business taxes	(1,830)	-	-	(1,830)
Net Loss	$(1,455)	$(7,330)	$(2,828)	$(11,613)

Six Months Ended June 30, 2022
Interest income	$-	$11,523	$-	$11,523
Interest expense	2,384	1,758	-	4,142
Net interest income (expense)	(2,384)	9,765	-	7,381
Servicing fee income	26,304	-	-	26,304
Servicing costs	5,808	-	-	5,808
Net servicing income	20,496	-	-	20,496
Other income (expense)	(8,896)	6,232	-	(2,664)
Other operating expenses	1,032	379	5,239	6,650
Provision for corporate business taxes	5,298	-	-	5,298
Net Income (Loss)	$2,886	$15,618	$(5,239)	$13,265

Six Months Ended June 30, 2021
Interest income	$226	$6,601	$-	$6,827
Interest expense	2,006	789	-	2,795
Net interest income (expense)	(1,780)	5,812	-	4,032
Servicing fee income	27,288	-	-	27,288
Servicing costs	7,154	-	-	7,154
Net servicing income	20,134	-	-	20,134
Other income (expense)	(15,909)	10,401	-	(5,508)
Other operating expenses	1,412	329	5,669	7,410
Provision for corporate business taxes	1,633	-	-	1,633
Net Income (Loss)	$(600)	$15,884	$(5,669)	$9,615

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2022
Investments	$263,578	$728,825	$-	$992,403
Other assets	30,284	114,913	61,817	207,014
Total assets	293,862	843,738	61,817	1,199,417
Debt	178,308	683,173	-	861,481
Other liabilities	14,268	57,817	10,767	82,852
Total liabilities	192,576	740,990	10,767	944,333
Net assets	$101,286	$102,748	$51,050	$255,084

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Note 4 — Investments in RMBS

At June 30, 2022, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations. All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2022

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$532,173	$391,342	$323	$(12,070)	$379,595	52	(B)	3.69%	3.66%	28
Freddie Mac	457,156	361,532	183	(12,485)	349,230	39	(B)	3.45%	3.46%	28
Total/Weighted Average	$989,329	$752,874	$506	$(24,555)	$728,825	91		3.57%	3.56%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of June 30, 2022

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$989,329	$752,874	$506	$(24,555)	$728,825	91	(B)	3.57%	3.56%	28
Total/Weighted Average	$989,329	$752,874	$506	$(24,555)	$728,825	91		3.57%	3.56%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121	(B)	3.06%	2.93%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At June 30, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $640.7 million and $892.9 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for investments in non-Agency RMBS. At June 30, 2022 and at December 31, 2021, all of the Company’s investments in RMBS consist of Agency RMBS.

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2022 and December 31, 2021, or any impairment charges in earnings during the three and six-month periods ended June 30, 2022 and June 30, 2021.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of June 30, 2022

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$931,985	$696,512	$(24,555)	$671,957	87	(B)	3.53%	3.51%	28
Total/Weighted Average	$931,985	$696,512	$(24,555)	$671,957	87		3.53%	3.51%	28

As of December 31, 2021

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$612,547	$611,306	$(6,783)	$604,523	56	(B)	2.76%	2.62%	29
Twelve or More Months	6,629	6,022	(108)	5,914	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$619,176	$617,328	$(6,891)	$610,437	57		2.77%	2.62%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.7 billion as of June 30, 2022.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,721,685	$263,578	3.46%	26.1	$27,881
MSR Total/Weighted Average	$20,721,685	$263,578	3.46%	26.1	$27,881

As of December 31, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,773,278	$218,727	3.51%	26.3	$(11,062)
MSR Total/Weighted Average	$20,773,278	$218,727	3.51%	26.3	$(11,062)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	14.4%
Virginia	8.8%
New York	8.7%
Maryland	6.7%
Texas	6.3%
North Carolina	5.5%
All other	49.6%
Total	100.0%

As of December 31, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	9.3%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.4%
Total	100.0%

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

The Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Because LIBOR will have ceased publication at the beginning of the floating rate period, under the terms of the Series B Preferred Stock, the Company will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent will use such substitute or successor base rate. In such case, the calculation agent in its sole discretion may also implement other technical changes to the Series B Preferred Stock in a manner that is consistent with industry accepted practices for such substitute or successor base rate. It is currently anticipated that the successor rate to be chosen by the calculation agent during the floating rate period will be the secured overnight financing rate, or “SOFR”. Dividends on the Series A and B are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock, of which, approximately $10.1 million was remaining as of June 30, 2022. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended June 30, 2022, the Company issued and sold 847,656 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.98 per share for gross proceeds of approximately $5.9 million before fees of approximately $118,000. During the six-month period ended June 30, 2022, the Company issued and sold 1,352,656 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $7.43 per share for gross proceeds of approximately $10.1 million before fees of approximately $201,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month periods ended June 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2022 and the year ended December 31, 2021, the Company did not repurchase any shares under the share repurchase program.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under Equity	Weighted Average Issuance
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited	Compensation Plans	Price
December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	) (A)	-	-	-	-		-	(49,800)	$8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	-	(16,378)		-	-	$9.00
March 31, 2021	(391,647)		916	44,795	-	(124,766)		3,155	1,032,453
Number of securities redeemed	-		-	-	3,500	-		-	-	$9.53
Number of securities redeemed	-		-	-	3,354	-		-	-	$10.48
Number of securities issued or to be issued upon exercise	-		-	-		(20,214)		-	(20,214)	$10.39
June 30, 2021	(391,647)		916	44,795	6,854	(144,980)		3,155	1,012,239

December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250	) (B)	-	-	-	-		-	(68,250)	$8.40
March 31, 2022	(459,897)		916	44,795	-	(144,980)		3,155	943,989
Number of securities forfeited			4,916						4,916
Number of securities issued or to be issued upon exercise	-		-	-		(33,441	) (C)	-	(33,441)	$6.28
June 30, 2022	(459,897)		5,832	44,795		(178,421)		3,155	915,464

(A)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(B)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(C)	Subject to forfeiture in certain circumstances prior to June 17, 2023.

The Company recognized share-based compensation of approximately $162,000 and $333,000 in the three-month periods ended June 30, 2022 and June 30, 2021, respectively and $382,000 and $626,000 in the six-month periods ended June 30, 2022 and June 30, 2021, respectively. There was approximately $871,000 of total unrecognized share-based compensation expense as of June 30, 2022, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2022, the non-controlling interest holders in the Operating Partnership owned 402,697 LTIP-OP Units, or approximately 2.16% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(15,464)	$(11,613)	$13,265	$9,615
Net (income) loss allocated to noncontrolling interests in Operating Partnership	347	240	(286)	(194)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Net income (loss) applicable to common stockholders	$(17,582)	$(13,838)	$8,051	$4,493
Denominator:
Weighted average common shares outstanding	19,007,390	17,073,943	18,632,042	17,069,861
Weighted average diluted shares outstanding	19,029,493	17,096,124	18,653,206	17,092,064
Basic and Diluted EPS:
Basic	$(0.93)	$(0.81)	$0.43	$0.26
Diluted	$(0.92)	$(0.81)	$0.43	$0.26

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Related Parties

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The term of the Management Agreement expires on October 22, 2022 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2022. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

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

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$1,499	$1,699	$3,177	$3,410
Compensation reimbursement	115	250	230	500
Total	$1,614	$1,949	$3,407	$3,910

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. Aurora paid RoundPoint servicing costs of $1.2 million and $2.5 million during the three-month periods ended June 30, 2022 and June 30, 2021, respectively and $3.0 million and $3.8 million during the six-month periods ended June 30, 2022 and June 30, 2021, respectively. Aurora had servicing receivables of $3.4 million and $493,000 from RoundPoint as of June 30, 2022 and December 31, 2021, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month periods ended June 30, 2022 and June 30, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $141.4 million and $711.9 million, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $1.6 million and $6.3 million, respectively. During the six-month periods ended June 30, 2022 and June 30, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $198.7 million and $2.5 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $2.2 million and $20.4 million, respectively.
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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2022	December 31, 2021
Notional amount of interest rate swaps	$1,345,000	$1,448,000
Notional amount of swaptions	-	40,000
Notional amount of TBAs, net	99,400	439,000
Notional amount of U.S. treasury futures	(164,400)	(80,600)
Total notional amount	$1,280,000	$1,846,400

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2022	$1,345,000	$15,402	0.91%	1.71%	5.5
December 31, 2021	$1,448,000	$9,883	0.50%	0.73%	6.1

The Company did not have any interest rate swaption agreements as of June 30, 2022. The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)		Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
December 31, 2021	$40,000	$183	1.90%	LIBOR-BBA	%	8.0	0.4

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As June 30, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$825,725	$803,426	$807,281	$3,855
Sale contracts	(726,325)	(700,863)	(705,430)	(4,567)
Net TBA derivatives	$99,400	$102,563	$101,851	$(712)

As of December 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$970,500	$988,173	$987,146	$(1,026)
Sale contracts	(531,500)	(544,346)	(544,327)	19
Net TBA derivatives	$439,000	$443,827	$442,819	$(1,007)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of June 30, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
3 years	$41,400	$-	$(309)
10 years	-	(205,800)	1,446
Total	$41,400	$(205,800)	$1,137

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$-	$(85,000)	$63
5 years	-	(15,000)	(53)
10 years	19,400	-	(63)
Total	$19,400	$(100,000)	$(53)

The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of June 30, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$20,000	$(20,000)	$16
Total	$20,000	$(20,000)	$16

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$234
Total	$60,000	$(60,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2022	2021	2022	2021
Interest rate swaps(A)	$(4,921)	$(89)	$(6,112)	$(32)
Swaptions	(585)	(321)	(585)	(594)
TBAs	(11,723)	(3,914)	(27,166)	(4,496)
U.S. Treasury futures	13,201	(2,099)	18,471	(3,183)
U.S. treasury futures options	(60)	-	(250)	-
Total	$(4,088)	$(6,423)	$(15,642)	$(8,305)

(A)
Excludes interest rate swap periodic interest income of $1.4 million and $891,000, for the three-month periods ended June 30, 2022 and June 30, 2021, respectively and $2.3 million and $2.2 million, for the six-month periods ended June 30, 2022 and June 30, 2021, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2022

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)(A)	Net Amount
Assets
Interest rate swaps	$27,388	$-	$27,388	$(27,388)	$-	$-
TBAs	4,389	(4,389)	-	-	-	-
U.S. treasury futures	1,137	-	1,137	1,100	(2,237)	-
U.S. treasury futures options	16	-	16	(16)	-	-
Total Assets	$32,930	$(4,389)	$28,541	$(26,304)	$(2,237)	$-

Liabilities
Repurchase agreements	$683,173	$-	$683,173	$(669,363)	$(13,810)	$-
Interest rate swaps	11,986	-	11,986	(11,986)	-	-
TBAs	5,101	(4,389)	712	(712)	-	-
Total Liabilities	$700,260	$(4,389)	$695,871	$(682,061)	$(13,810)	$-

As of December 31, 2021

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged)(A)	Net Amount
Assets
Interest rate swaps	$10,101	$-	$10,101	$(10,101)	$-	$-
Interest rate swaptions	183	-	183	(183)	-	-
TBAs	338	(338)	-	-	-	-
U.S. treasury futures options	234	-	234	430	(664)	-
Total Assets	$10,856	$(338)	$10,518	$(9,854)	$(664)	$-

Liabilities
Repurchase agreements	$865,494	$-	$865,494	$(853,297)	$(12,197)	$-
Interest rate swaps	218	-	218	(218)	-	-
TBAs	1,345	(338)	1,007	(1,007)	-	-
U.S. treasury futures	53	-	53	(53)	-	-
Total Liabilities	$867,110	$(338)	$866,772	$(854,575)	$(12,197)	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2022 and December 31, 2021.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2022 and December 31, 2021.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2022 and December 31, 2021.

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

Recurring Fair Value Measurements

As of June 30, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$379,595	$-	$379,595
Freddie Mac	-	349,230	-	349,230
RMBS total	-	728,825	-	728,825
Derivative assets
Interest rate swaps	-	27,388	-	27,388
U.S. treasury futures	-	1,137	-	1,137
U.S. treasury futures options	-	16	-	16
Derivative assets total	-	28,541	-	28,541
Servicing related assets	-	-	263,578	263,578
Total Assets	$-	$757,366	$263,578	$1,020,944
Liabilities
Derivative liabilities
Interest rate swaps	-	11,986	-	11,986
TBAs, net	-	712	-	712
Derivative liabilities total	-	12,698	-	12,698
Total Liabilities	$-	$12,698	$-	$12,698

As of December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$559,777	$-	$559,777
Freddie Mac	-	393,719	-	393,719
RMBS total	-	953,496	-	953,496
Derivative assets
Interest rate swaps	-	10,101	-	10,101
Interest rate swaptions	-	183	-	183
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	10,518	-	10,518
Servicing related assets	-	-	218,727	218,727
Total Assets	$-	$964,014	$218,727	$1,182,741
Liabilities
Derivative liabilities
Interest rate swaps	-	218	-	218
TBAs, net	-	1,007	-	1,007
U.S. treasury futures	-	53	-	53
Derivative liabilities total	-	1,278	-	1,278
Total Liabilities	$-	$1,278	$-	$1,278

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2022 and December 31, 2021 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of June 30, 2022

Level 3
MSRs
Balance at December 31, 2021	$218,727
Purchases and sales:
Purchases	17,232
Other changes (A)	(262)
Purchases and sales:	$16,970
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	43,146
Other changes in fair value (B)	(15,265)
Unrealized gain (loss) included in Net Income	$27,881
Balance at June 30, 2022	$263,578

As of December 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases and sales:
Purchases	56,638
Other changes (A)	(1,263)
Purchases and sales:	$55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	61,881
Other changes in fair value (B)	(72,943)
Unrealized gain (loss) included in Net Income	$(11,062)
Balance at December 31, 2021	$218,727

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$263,578	Discounted cash flow	Constant prepayment speed	5.0% - 20.9%	8.1%
			Uncollected payments	0.6% - 2.8%	0.7%
			Discount rate		8.8%
			Annual cost to service, per loan		$79
TOTAL	$263,578

As of December 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,727	Discounted cash flow	Constant prepayment speed	5.0% -19.1%	11.5%
			Uncollected payments	0.4% - 2.5%	0.6%
			Discount rate		7.2%
			Annual cost to service, per loan		$76
TOTAL	$218,727

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2022 and December 31, 2021 are described below.

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

Commitments to Purchase/Sell RMBS

As of June 30, 2022 and December 31, 2021, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of June 30, 2022 and December 31, 2021.

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

Note 11 – Repurchase Agreements

The Company had outstanding approximately $683.2 million and $865.5 million of borrowings under its repurchase agreements as of June 30, 2022 and December 31, 2021, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 16 days and 38 days as of June 30, 2022 and December 31, 2021. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$651,904	1.19%
One to three months	31,269	1.29%
Total/Weighted Average	$683,173	1.20%

As of December 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$291,007	0.13%
One to three months	574,487	0.14%
Total/Weighted Average	$865,494	0.14%

There were no overnight or demand securities as of June 30, 2022 or December 31, 2021.

Note 12 – Notes Payable

As of June 30, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At June 30, 2022 and December 31, 2021, approximately $66.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2022 and December 31, 2021, approximately $113.0 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at June 30, 2022 and December 31, 2021.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of June 30, 2022

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$66,000	$-	$-	$-	$66,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	675	8,395	8,946	94,984	113,000
Total	$-	$66,675	$8,395	$8,946	$94,984	$179,000

As of December 31, 2021

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	571	6,994	7,261	68,174	83,000
Total	$63,000	$571	$6,994	$7,261	$68,174	$146,000

Note 13 – Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2022	December 31, 2021
Servicing advances	$9,363	$17,609
Interest receivable	2,756	2,393
Deferred tax asset	15,317	20,614
Other receivables	5,716	2,728
Total other assets	$33,152	$43,344

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 – Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2022	December 31, 2021
Accrued interest on repurchase agreements	$742	$132
Accrued interest on notes payable	979	864
Accrued expenses	2,421	2,065
Total accrued expenses and other liabilities	$4,142	$3,061

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current federal income tax benefit	$-	$-	$-	$(128)
Deferred federal income tax expense	1,209	(1,645)	4,504	1,595
Deferred state income tax expense	214	(185)	794	166
Provision for Corporate Business Taxes	$1,423	$(1,830)	$5,298	$1,633

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Computed income tax expense at federal rate	$(2,949)	21.0%	$(2,824)	21.0%	$3,898	21.0%	$2,361	21.0%
State tax expense, net of federal tax, if applicable	168	(1.2)%	(192)	1.4%	627	3.4%	159	1.4%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	66	(0.5)%	-	-%	66	0.6%
REIT income not subject to tax (benefit)	4,204	(29.9)%	1,120	(8.3)%	773	4.2%	(953)	(8.5)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$1,423	(10.1)%	$(1,830)	13.6%	$5,298	28.6%	$1,633	14.5%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	June 30, 2022	December 31, 2021
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

	June 30, 2022	December 31, 2021
Deferred tax assets
Deferred tax - mortgage servicing rights	$3,270	$10,539
Deferred tax - net operating loss	12,047	10,075
Total net deferred tax assets	$15,317	$20,614

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $50.5 million as of June 30, 2022, which were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of June 30, 2022, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 – Subsequent Events

Events subsequent to June 30, 2022 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended June 30, 2022 compared to the immediately preceding prior quarter ended March 31, 2022.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. In the past, we have invested in collateralized mortgage obligations guaranteed by an Agency (“Agency CMOs”) consisting of interest only securities (“IOs”) as well as non-Agency RMBS and may do so in the future subject to market conditions and availability of capital. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, as defined below, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of June 30, 2022, approximately $10.1 million was remaining under the Common Stock ATM Program. During the three-month period ended June 30, 2022, the Company issued and sold 847,656 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.98 per share for gross proceeds of approximately $5.9 million before fees of approximately $118,000. During the six-month period ended June 30, 2022, the Company issued and sold 1,352,656 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $7.43 per share for gross proceeds of approximately $10.1 million before fees of approximately $201,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three and six-month periods ended June 30, 2022 and the year ended December 31, 2021, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2022 and the year ended December 31, 2021, the Company did not repurchase any common stock pursuant to the repurchase program.

Effects of COVID-19 on the Company

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers and the Federal Reserve Board with consequent effects on the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants of the virus has exacerbated supply chain issues that arose during the shutdown of various economies, contributing to the increase in inflation in the United States. Certain forbearance programs and prohibitions on foreclosures have been extended while others have expired adding to the concern of the consequences once all such programs end. As of June 30, 2022, 0.9% of borrowers on loans underlying the MSRs owned by Aurora are reflected as being in an active forbearance program, with 17.9% of those borrowers continuing to make their regular scheduled monthly payment. The number of borrowers in active forbearance programs have consistently declined since the beginning of such programs.

Effects of Federal Reserve Policy on the Company

Since the beginning of 2022, the Federal Reserve has raised the federal funds rate 225 basis points to a range of between 2.25% and 2.50% and has signaled that further rate increases are likely over the course of the year in response to the sharp increase in inflation in the United States. In June, the consumer price index rose 9.1 percent on an annual basis. In March, the Federal Reserve also ended its monthly asset purchases, including its purchases of Agency RMBS. With these actions, the Federal Reserve reversed its policy stance from the highly accommodative polices it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic. In response to the COVID-19 pandemic, the Federal Reserve adopted a policy of quantitative easing whereby it purchased each month significant amounts of U.S. Treasury securities and Agency RMBS. The Federal Reserve also reduced the federal funds rate target to 0 to 0.25 percent, established a series of emergency lending programs, reduced the discount rate and encouraged depository institutions to borrow from the discount window, and took regulatory actions to ease capital and liquidity requirements at depository institutions.  The purpose of these actions was to stabilize financial markets and reduce both interest rates generally and the spread between long-term and short-term interest rates. The Federal Reserve’s balance sheet increased by more than $4.5 trillion to nearly $9 trillion, including $2.5 trillion in Agency RMBS. Due to the reduction in interest rates, prepayment speeds and mortgage refinancing activity increased. The Federal Reserve took similar actions during the 2008 financial crisis.

The ending of the Federal Reserve’s highly accommodative polices and initiation of a series of increases in the federal funds rate has resulted in higher interest rates across asset classes, including for Agency RMBS. These actions also may reduce economic activity in the United States, as well as decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is expected to be partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. Any benefit we expect to receive from lower prepayments on the mortgages underlying our MSRS and RMBS could be offset by increased volatility in the market and increased hedging costs attributable to such volatility.

We cannot predict or control the impact future actions by the Federal Reserve will have on the overall economy or on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
June 30, 2022	3.56%	0.32%	3.25%
March 31, 2022	2.98%	0.49%	2.49%
December 31, 2021	2.93%	0.62%	2.31%
September 30, 2021	2.94%	0.63%	2.31%

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021
Income
Interest income	$6,004	$5,519	$11,523	$6,827
Interest expense	2,502	1,640	4,142	2,795
Net interest income	3,502	3,879	7,381	4,032
Servicing fee income	13,188	13,116	26,304	27,288
Servicing costs	2,615	3,193	5,808	7,154
Net servicing income	10,573	9,923	20,496	20,134
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(46,036)	(13,222)	(59,258)	3,077
Realized loss on derivatives, net	(2,730)	(10,638)	(13,368)	(6,071)
Realized gain on acquired assets, net	-	12	12	34
Unrealized gain (loss) on derivatives, net	17,613	24,456	42,069	(4,511)
Unrealized gain (loss) on investments in Servicing Related Assets	6,150	21,731	27,881	1,963
Total Income (Loss)	(10,928)	36,141	25,213	18,658
Expenses
General and administrative expense	1,499	1,744	3,243	3,500
Management fee to affiliate	1,614	1,793	3,407	3,910
Total Expenses	3,113	3,537	6,650	7,410
Income (Loss) Before Income Taxes	(14,041)	32,604	18,563	11,248
Provision for (Benefit from) corporate business taxes	1,423	3,875	5,298	1,633
Net Income (Loss)	(15,464)	28,729	13,265	9,615
Net (income) loss allocated to noncontrolling interests in Operating Partnership	347	(633)	(286)	(194)
Dividends on preferred stock	2,465	2,463	4,928	4,928
Net Income (Loss) Applicable to Common Stockholders	$(17,582)	$25,633	$8,051	$4,493

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2022
Interest income	$-	$6,004	$-	$6,004
Interest expense	1,131	1,371	-	2,502
Net interest income (expense)	(1,131)	4,633	-	3,502
Servicing fee income	13,188	-	-	13,188
Servicing costs	2,615	-	-	2,615
Net servicing income	10,573	-	-	10,573
Other expense	(5,530)	(19,473)	-	(25,003)
Other operating expenses	510	151	2,452	3,113
Provision for corporate business taxes	1,423	-	-	1,423
Net Income (Loss)	$1,979	$(14,991)	$(2,452)	$(15,464)

Three Months Ended March 31, 2022
Interest income	$-	$5,519	$-	$5,519
Interest expense	1,253	387	-	1,640
Net interest income (expense)	(1,253)	5,132	-	3,879
Servicing fee income	13,116	-	-	13,116
Servicing costs	3,193	-	-	3,193
Net servicing income	9,923	-	-	9,923
Other income (expense)	(3,366)	25,705	-	22,339
Other operating expenses	522	228	2,787	3,537
Provision for corporate business taxes	3,875	-	-	3,875
Net Income (Loss)	$907	$30,609	$(2,787)	$28,729

Six Months Ended June 30, 2022
Interest income	$-	$11,523	$-	$11,523
Interest expense	2,384	1,758	-	4,142
Net interest income (expense)	(2,384)	9,765	-	7,381
Servicing fee income	26,304	-	-	26,304
Servicing costs	5,808	-	-	5,808
Net servicing income	20,496	-	-	20,496
Other income (expense)	(8,896)	6,232	-	(2,664)
Other operating expenses	1,032	379	5,239	6,650
Provision for corporate business taxes	5,298	-	-	5,298
Net Income (Loss)	$2,886	$15,618	$(5,239)	$13,265

Six Months Ended June 30, 2021
Interest income	$226	$6,601	$-	$6,827
Interest expense	2,006	789	-	2,795
Net interest income (expense)	(1,780)	5,812	-	4,032
Servicing fee income	27,288	-	-	27,288
Servicing costs	7,154	-	-	7,154
Net servicing income	20,134	-	-	20,134
Other income (expense)	(15,909)	10,401	-	(5,508)
Other operating expenses	1,412	329	5,669	7,410
Provision for corporate business taxes	1,633	-	-	1,633
Net Income (Loss)	$(600)	$15,884	$(5,669)	$9,615

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2022
Investments	$263,578	$728,825	$-	$992,403
Other assets	30,284	114,913	61,817	207,014
Total assets	293,862	843,738	61,817	1,199,417
Debt	178,308	683,173	-	861,481
Other liabilities	14,268	57,817	10,767	82,852
Total liabilities	192,576	740,990	10,767	944,333
Net assets	$101,286	$102,748	$51,050	$255,084

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

 Interest Income

Interest income for the three-month period ended June 30, 2022 was $6.0 million as compared to $5.5 million for the three-month period ended March 31, 2022. The increase of $485,000 in interest income was substantially due to a decrease in price premium amortization, which was partially offset by a decrease in interest income as a result of RMBS sales.

Interest income for the six-month period ended June 30, 2022 was $11.5 million as compared to $6.8 million for the six-month period ended June 30, 2021. The increase of $4.7 million in interest income was substantially due to a decrease in price premium amortization, which was partially offset by a decrease in interest income as a result of RMBS sales.

Interest Expense

Interest expense for the three-month period ended June 30, 2022 was $2.5 million as compared to $1.6 million for the three-month period ended March 31, 2022. The increase of $856,000 in interest expense was due to a rise in interest rates as well as a higher notes payable balance.

Interest expense for the six-month period ended June 30, 2022 was $4.1 million as compared to $2.8 million for the six-month period ended June 30, 2021. The increase of $1.3 million in interest expense was due to a rise in interest rates as well as a higher notes payable balance.

Servicing Fee Income

Servicing fee income for the three-month period ended June 30, 2022 was $13.2 million as compared to $13.1 million for the three-month period ended March 31, 2022.

Servicing fee income for the six-month period ended June 30, 2022 was $26.3 million as compared to $27.3 million for the six-month period ended June 30, 2021. The decrease of $984,000 in servicing fee income resulted from a decline in the size of the MSR portfolio.

Servicing Costs

Servicing costs for the three-month period ended June 30, 2022 was $2.6 million as compared to $3.2 million for the three-month period ended March 31, 2022. The decrease of $580,000 in servicing costs was due to timing of eligibility for certain payments as well as changes in the size of the MSR portfolio.

Servicing costs for the six-month period ended June 30, 2022 was $5.8 million as compared to $7.2 million for the six-month period ended June 30, 2021. The decrease of $1.3 million in servicing costs was due to timing of eligibility for certain payments as well as changes in the size of the MSR portfolio.

Realized Gain (Loss) on RMBS, Available-For-Sale, Net

Realized loss on RMBS for the three-month period ended June 30, 2022 was approximately $46.0 million as compared to $13.2 million for the three-month period ended March 31, 2022. The increase of $32.8 million in realized loss on RMBS was due to the sale of RMBS securities in response to rising interest rates and an effort to reinvest in higher yielding RMBS securities.

Realized loss on RMBS for the six-month period ended June 30, 2022 was approximately $59.3 million as compared to a gain of $3.1 million for the six-month period ended June 30, 2021. The increase of $62.3 million in realized loss on RMBS was due to the sale of RMBS securities in response to rising interest rates and an effort to reinvest in higher yielding RMBS securities.

Realized Loss on Derivatives, Net

Realized loss on derivatives for the three-month period ended June 30, 2022 was approximately $2.7 million as compared to $10.6 million for the three-month period ended March 31, 2022. The decrease of $7.9 million in realized loss on derivatives was substantially comprised of a decrease of $3.7 million in losses on TBAs and an increase of $7.9 million in gains on U.S. Treasury futures, offset by an increase of $3.7 million in losses on interest rate swaps due to changes in interest rates.

Realized loss on derivatives for the six-month period ended June 30, 2022 was approximately $13.4 million as compared to $6.1 million for the six-month period ended June 30, 2021. The increase of $7.3 million in realized loss on derivatives was substantially comprised of an increase of $22.7 million in losses on TBAs and an increase of $6.1 million in losses on interest rate swaps, offset by an increase of $21.4 million in gains on U.S. Treasury futures due to changes in interest rates.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended June 30, 2022 was approximately $17.6 million as compared to $24.5 million for the three-month period ended March 31, 2022. The decrease of $6.9 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the six-month period ended June 30, 2022 was approximately $42.1 million as compared to a loss of $4.5 million for the six-month period ended June 30, 2021. The increase of $46.6 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized gain on our investments in Servicing Related Assets for the three-month period ended June 30, 2022 was approximately $6.2 million as compared to $21.7 million for the three-month period ended March 31, 2022. The decrease of $15.5 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions.

Unrealized gain on our investments in Servicing Related Assets for the six-month period ended June 30, 2022 was approximately $27.9 million as compared to $2.0 million for the six-month period ended June 30, 2021. The increase of $25.9 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2022 was $1.5 million as compared to $1.7 million for the three-month period ended March 31, 2022. The decrease of $243,000 in general and administrative expense was primarily due to lower professional fees.

General and administrative expense for the six-month period ended June 30, 2022 was $3.2 million as compared to $3.5 million for the six-month period ended June 30, 2021. The decrease of $258,000 in general and administrative expense was primarily due to lower professional fees.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.1%,and 2.2% of net income for the three-month periods ended June 30, 2022 and March 31, 2022, respectively, and 2.1% and 2.0% for the six-month periods ended June 30, 2022 and June 30, 2021, respectively. The decrease for the three-month periods ended June 30, 2022 and March 31, 2022 was due to the issuance of common stock pursuant to our Common Stock ATM program. The increase for the six-month period ended June 30, 2022 and June 30, 2021 was due to the issuance of LTIP-OP Units during the six-months ended June 30, 2022.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2022
Accumulated other comprehensive loss, March 31, 2022	$(37,008)
Other comprehensive loss	12,841
Accumulated other comprehensive loss, June 30, 2022	$(24,167)

Three Months Ended March 31, 2022
Accumulated other comprehensive gain, December 31, 2021	$7,527
Other comprehensive loss	(44,535)
Accumulated other comprehensive loss, March 31, 2022	$(37,008)

Six Months Ended June 30, 2022
Accumulated other comprehensive gain, December 31, 2021	$7,527
Other comprehensive loss	(31,694)
Accumulated other comprehensive loss, June 30, 2022	$(24,167)

Six Months Ended June 30, 2021
Accumulated other comprehensive gain, December 31, 2020	$35,594
Other comprehensive loss	(21,353)
Accumulated other comprehensive gain, June 30, 2021	$14,241

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the periods ended June 30, 2022 and March 31, 2022, volatility and increases in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended June 30, 2022 as compared to the three month period ended March 31, 2022, decreased by approximately $932,000 or $0.06 per average common share, substantially due to changes in interest rates and sale of RMBS securities.

EAD for the six-month period ended June 30, 2022 as compared to the six-month period ended June 30, 2021, increased by approximately $3.2 million or $0.13 per average common share, substantially due to changes in interest rates and a decrease in price premium amortization on the Company's RMBS driven by lower prepayment speeds.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2022	March 31, 2022	June 30, 2022	June 30, 2021(B)
Net Income (Loss)	$(15,464)	$28,729	$13,265	$9,615
Realized loss (gain) on RMBS, net	46,036	13,222	59,258	(3,077)
Realized loss on derivatives, net (A)	5,952	14,422	20,374	14,880
Realized gain on acquired assets, net	-	(12)	(12)	(34)
Unrealized loss (gain) on derivatives, net	(17,613)	(24,456)	(42,069)	4,511
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(13,375)	(28,011)	(41,386)	(15,828)
Tax benefit of realized and unrealized loss on MSRs	2,336	4,937	7,273	3,390
Total EAD:	$7,872	$8,831	$16,703	$13,457
EAD attributable to noncontrolling interests in Operating Partnership	(166)	(195)	(361)	(272)
Dividends on preferred stock	2,465	2,463	4,928	4,928
EAD Attributable to Common Stockholders	$5,241	$6,173	$11,414	$8,257
EAD Attributable to Common Stockholders, per Diluted Share	$0.28	$0.34	$0.61	$0.48
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.92)	$1.40	$0.43	$0.26

(A)
Excludes drop income on TBA dollar rolls of $1.9 million and $2.9 million and interest rate swap periodic interest income of $1.4 million and $915,000, for the three-month periods ended June 30, 2022 and March 31, 2022, respectively. Excludes drop income on TBA dollar rolls of $4.7 million and $6.2 million and interest rate swap periodic interest income of $2.3 million and $2.2 million, for the six-month periods ended June 30, 2022 and June 30, 2021, respectively, and includes trading expenses of $333,000 for the six-month period ended June 30, 2021.

(B)
Commencing with the three-month period ended December 31, 2021, the Company has enhanced the calculation of unrealized gain (loss) on investments in MSRs used to determine EAD. EAD for the six-month period ended June 30, 2021 has not been adjusted to reflect the Company’s enhanced calculation of unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization. If the enhanced calculation had been applied retroactively to the six-month period ended June 30, 2021, the Company would have reported EAD attributable to common stockholders of $8.6 million and EAD attributable to common stockholders per share of $0.50.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $20.7 billion as of June 30, 2022.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of June 30, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$263,578	$20,721,685	3.46%	0.25%	314	27	0.1%
MSR Total/Weighted Average	$263,578	$20,721,685	3.46%	0.25%	314	27	0.1%

As of December 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%
MSR Total/Weighted Average	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.
(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of June 30, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$532,173	$391,342	$323	$(12,070)	$379,595	52	(B)	3.69%	3.66%	28
Freddie Mac	457,156	361,532	183	(12,485)	349,230	39	(B)	3.45%	3.46%	28
Total/Weighted Average	$989,329	$752,874	$506	$(24,555)	$728,825	91		3.57%	3.56%	28

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2022	December 31, 2021
Weighted Average Asset Yield	4.01%	3.19%
Weighted Average Interest Expense	0.55%	0.73%
Net Interest Spread	3.46%	2.46%

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduced the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before June 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements. We may also change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and Item 3. Quantitative and Qualitative Disclosures of Market Risks in this Form 10-Q. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy. The COVID-19 pandemic has not adversely affected our ability to access traditional sources of funds on the same or reasonably similar terms as available before the pandemic.

           In the future, sources of funds for liquidity may include additional MSR financing, warehouse agreements, securitizations and the issuance of equity or debt securities, when feasible, including, without limitation, the issuance of shares of our common stock pursuant to our Common Stock ATM program or any other ATM program we have in place. For more information regarding issuances of our securities pursuant to our ATM programs, including our Common Stock ATM Program, please refer to “—General” above. In the past we have used, and we anticipate that in the future we will use a significant portion of the paydowns of the RMBS to purchase MSRs. We may also sell certain RMBS and deploy the net proceeds from such sales to the extent necessary to fund the purchase price of MSRs.

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

Repurchase Agreements

As of June 30, 2022, we had repurchase agreements with 34 counterparties and approximately $683.2 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of June 30, 2022, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2022 was approximately 4.1%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978
September 30, 2020	$1,374,041	$1,419,991	$1,365,471

The decrease in the Company’s borrowings under its repurchase agreements was primarily due to the sale of RMBS securities.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.1% and 4.6% as of June 30, 2022 and December 31, 2021, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$669,163	$651,904	1.19%
One to three months	31,940	31,269	1.29%
Total/Weighted Average	$701,103	$683,173	1.20%

As of December 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$297,720	$291,007	0.13%
One to three months	595,168	574,487	0.14%
Total/Weighted Average	$892,888	$865,494	0.14%

The amount of collateral as of June 30, 2022 and December 31, 2021, including cash, was $714.9 million and $905.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2022 and December 31, 2021 was 16 days and 38 days, respectively.

 MSR Financing

As of June 30, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewals of 364 days each. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At June 30, 2022 and December 31, 2021, approximately $66.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2022 and December 31, 2021, approximately $113.0 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200.0 million, of which $100.0 million was committed. Borrowings bore interest at a rate equal to a spread over onemonth LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at June 30, 2022 and December 31, 2021.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $29.5 million and our investing activities provided cash of approximately $94.8 million for the six-month period ended June 30, 2022.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month period ended June 30, 2022 was $0.92 and our GAAP income per diluted share for the three-month period ended March 31, 2022 was $1.40.

Contractual Obligations

Our contractual obligations as of June 30, 2022 and December 31, 2021 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$683,173	$-	$-	$-	$683,173
Interest on repurchase agreement borrowings(A)	$743	$-	$-	$-	$743
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$66,000	$-	$-	$66,000
Interest on Freddie Mac MSR Revolver borrowings	$3,336	$459	$-	$-	$3,795
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$13,473	$99,527	$-	$113,000
Interest on Fannie Mae MSR Revolving Facility	$5,146	$12,947	$8,426	$-	$26,519

As of December 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,494	$-	$-	$-	$865,494
Interest on repurchase agreement borrowings(A)	$135	$-	$-	$-	$135
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on Freddie Mac MSR Revolver borrowings	$1,954	$-	$-	$-	$1,954
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,566	$75,434	$-	$83,000
Interest on Fannie Mae MSR Revolving Facility	$3,156	$6,127	$4,941	$-	$14,224

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2022 and December 31, 2021, respectively, and includes all interest expense incurred through those dates.

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

Subservicing Agreements

As of June 30, 2022, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has raised interest rates this year in response to the sharp increase in inflation and has indicated that it foresees further interest rate increases throughout the year and into 2023 and 2024. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate and voluntary prepayment rate (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$286,829	$274,752	$263,578	$253,216	$243,587
Change in FV	$23,251	$11,174	$-	$(10,362)	$(19,991)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$281,735	$272,628	$263,578	$254,822	$246,478
Change in FV	$18,157	$9,050	$-	$(8,755)	$(17,100)
% Change in FV	7%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$271,434	$267,506	$263,578	$259,649	$255,721
Change in FV	$7,856	$3,928	$-	$(3,928)	$(7,856)
% Change in FV	3%	1%	-	(1)%	(3)%

As of December 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$233,342	$225,813	$218,727	$212,050	$205,749
Change in FV	$14,614	$7,085	$-	$(6,677)	$(12,979)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$244,460	$231,026	$218,727	$207,458	$197,103
Change in FV	$25,732	$12,298	$-	$(11,270)	$(21,624)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$225,480	$222,104	$218,727	$215,351	$211,975
Change in FV	$6,752	$3,376	$-	$(3,376)	$(6,752)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2022

		Fair Value Change
	June 30, 2022	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$938,914
RMBS Total Return (%)		(0.03)%	(0.11)%	(0.25)%	(0.45)%	(0.99)%
RMBS Dollar Return		$(246)	$(1,058)	$(2,390)	$(4,213)	$(9,316)

As of December 31, 2021

		Fair Value Change
	December 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,429,335
RMBS Total Return (%)		(0.18)%	(0.49)%	(0.92)%	(1.44)%	(2.74)%
RMBS Dollar Return		$(2,584)	$(7,016)	$(13,110)	$(20,635)	$(39,125)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2022, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Inflation Risk

Almost all of our assets and liabilities are financial in nature. As a result, changes in interest rates and other factors drive our performance more directly than does inflation. However, changes in interest rates generally correlate with inflation rates or changes in inflation rates, and therefore adverse changes in inflation or changes in inflation expectations can lead to lower returns on our investments than originally anticipated. Our consolidated financial statements are prepared in accordance with GAAP. Our activities and consolidated balance sheets are measured primarily with reference to fair value without considering inflation.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2022, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent in our industry. Although we have not detected a material cybersecurity breach of our networks or systems to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. For example, on March 5, 2021, one of the Company's subservicers informed the Company that a third-party vendor, Accellion, used by the subservicer experienced an information security breach. As a consequence of that breach, the personally identifiable information of certain mortgage loan borrowers underlying the Company's mortgage servicing rights portfolio was accessed by an unauthorized third party. The subservicer has notified all impacted individuals in accordance with state and federal regulations and has offered those individuals impacted free credit monitoring services for an extended period of time. The subservicer has represented to the Company that the breach does not have a material impact on its ability to perform under its contract with the Company. The subservicer notified the Company in June 2022 that it had a similar breach of its systems in December 2021. These breaches did not have an operational impact on the Company's systems or network environment.

Even with all reasonable security efforts, not every breach can be prevented or even detected. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of the networks or systems of third parties that facilitate our business activities, but such computer malware, viruses, and computer hacking and phishing attacks may disrupt our business and negatively affect our financial condition, results of operations, the market value of our common or preferred stock, and our ability to make distributions to our stockholders.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 3, 2022	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

August 3, 2022	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2022

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