Form 10-Q
period 2022-09-30
Cherry Hill Mortgage Investment Corp
filed 2022-11-02
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of  November 2, 2022, there were 20,989,030 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

GLOSSARY

This glossary defines some, but not all, of the terms that we use elsewhere in this Quarterly Report on Form 10-Q. In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we”, “us”, “our”, the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company,” “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “could”, “would”, “may”, “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events.  Statements regarding the following subjects, among others, may be forward-looking:

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	September 30, 2022	December 31, 2021
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $802,195 and $892,888, respectively)	$868,035	$953,496
Investments in Servicing Related Assets, at fair value (including pledged assets of $279,020 and $218,727, respectively)	279,020	218,727
Cash and cash equivalents	42,738	63,916
Restricted cash	23,005	12,861
Derivative assets	59,474	10,518
Receivables from unsettled trades	63,582	-
Receivables and other assets	29,917	43,344
Total Assets	$1,365,771	$1,302,862
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$865,414	$865,494
Derivative liabilities	28,396	1,278
Notes payable	177,348	145,268
Dividends payable	7,804	7,056
Due to manager	2,313	1,889
Payables for unsettled trades	26,565	-
Accrued expenses and other liabilities	7,130	3,061
Total Liabilities	$1,114,970	$1,024,046
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of September 30, 2022 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2021, liquidation preference of $69,541 as of September 30, 2022 and liquidation preference of $69,541 as of December 31, 2021	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of September 30, 2022 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2021, liquidation preference of $50,000 as of September 30, 2022 and liquidation preference of $50,000 as of December 31, 2021	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 20,989,030 shares issued and outstanding as of September 30, 2022 and 500,000,000 shares authorized and 18,261,848 shares issued and outstanding as of December 31, 2021	214	187
Additional paid-in capital	329,910	311,255
Accumulated Deficit	(128,125)	(158,483)
Accumulated other comprehensive income (loss)	(70,759)	7,527
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$246,619	$275,865
Non-controlling interests in Operating Partnership	4,182	2,951
Total Stockholders’ Equity	$250,801	$278,816
Total Liabilities and Stockholders’ Equity	$1,365,771	$1,302,862

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income
Interest income	$8,213	$3,600	$19,736	$10,427
Interest expense	4,882	1,439	9,024	4,234
Net interest income	3,331	2,161	10,712	6,193
Servicing fee income	13,426	13,839	39,730	41,127
Servicing costs	2,725	3,080	8,533	10,234
Net servicing income	10,701	10,759	31,197	30,893
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(9,735)	(1,050)	(68,993)	2,027
Realized gain (loss) on derivatives, net	6,210	1,420	(7,158)	(4,651)
Realized gain (loss) on acquired assets, net	-	(19)	12	15
Unrealized gain (loss) on derivatives, net	33,321	(5,467)	75,390	(9,978)
Unrealized gain (loss) on investments in Servicing Related Assets	2,293	(7,914)	30,174	(5,951)
Total Income (Loss)	46,121	(110)	71,334	18,548
Expenses
General and administrative expense	1,475	1,936	4,718	5,436
Management fee to affiliate	1,625	1,959	5,032	5,869
Total Expenses	3,100	3,895	9,750	11,305
Income (Loss) Before Income Taxes	43,021	(4,005)	61,584	7,243
Provision for (Benefit from) corporate business taxes	1,344	(215)	6,642	1,418
Net Income (Loss)	41,677	(3,790)	54,942	5,825
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(866)	77	(1,152)	(117)
Dividends on preferred stock	2,462	2,462	7,390	7,390
Net Income (Loss) Applicable to Common Stockholders	$38,349	$(6,175)	$46,400	$(1,682)
Net Income (Loss) Per Share of Common Stock
Basic	$1.91	$(0.36)	$2.42	$(0.10)
Diluted	$1.90	$(0.36)	$2.42	$(0.10)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	20,123,165	17,185,872	19,134,545	17,108,956
Diluted	20,156,606	17,206,086	19,159,846	17,130,489

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$41,677	$(3,790)	$54,942	$5,825
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(46,592)	1,562	(78,286)	(19,791)
Net other comprehensive income (loss)	(46,592)	1,562	(78,286)	(19,791)
Comprehensive loss	$(4,915)	$(2,228)	$(23,344)	$(13,966)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(92)	(42)	(490)	(279)
Dividends on preferred stock	2,462	2,462	7,390	7,390
Comprehensive loss attributable to common stockholders	$(7,285)	$(4,648)	$(30,244)	$(21,077)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	16,378	-	-	-	200	-	-	-	200
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Net Income before dividends on preferred stock	-	-	-	-	-	-	20,794	434	21,228
Other Comprehensive Loss	-	-	-	-	-	(19,349)	-	-	(19,349)
LTIP-OP Unit awards	-	-	-	-	-	-	-	241	241
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(85)	(85)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,611)	-	(4,611)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2021	17,093,236	$175	4,781,635	$115,379	$301,197	$16,245	$(128,260)	$2,844	$307,580
Issuance of common stock	20,214	-	-	-	52	-	-	-	52
Redemption of OP units for cash	-	-	-	-	-	-	-	(69)	(69)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(11,373)	(240)	(11,613)
Other Comprehensive Loss	-	-	-	-	-	(2,004)	-	-	(2,004)
LTIP-OP Unit awards	-	-	-	-	-	-	-	281	281
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(93)	(93)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,621)	-	(4,621)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,434)	-	(1,434)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2021	17,113,450	$175	4,781,635	$115,379	$301,249	$14,241	$(146,719)	$2,723	$287,048
Issuance of common stock	553,500	6	-	-	4,873	-	-	-	4,879
Redemption of OP units for cash	-	-	-	-	-	-	-	(20)	(20)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(3,713)	(77)	(3,790)
Other Comprehensive Income	-	-	-	-	-	1,562	-	-	1,562
LTIP-OP Unit awards	-	-	-	-	-	-	-	158	158
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(92)	(92)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,774)	-	(4,774)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,434)	-	(1,434)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2021	17,666,950	$181	4,781,635	$115,379	$306,122	$15,803	$(157,671)	$2,692	$282,506

Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	505,000	5	-	-	4,099	-	-	-	4,104
Net Income before dividends on preferred stock	-	-	-	-	-	-	28,096	633	28,729
Other Comprehensive Loss	-	-	-	-	-	(44,535)	-	-	(44,535)
LTIP-OP Unit awards	-	-	-	-	-	-	-	173	173
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,082)	-	(5,082)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2022	18,766,848	$192	4,781,635	$115,379	$315,354	$(37,008)	$(137,932)	$3,666	$259,651
Issuance of common stock	881,097	9	-	-	5,804	-	-	-	5,813
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(15,117)	(347)	(15,464)
Other Comprehensive Income	-	-	-	-	-	12,841	-	-	12,841
LTIP-OP Unit awards	-	-	-	-	-	-	-	105	105
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,290)	-	(5,290)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2022	19,647,945	$201	4,781,635	$115,379	$321,158	$(24,167)	$(160,802)	$3,315	$255,084
Issuance of common stock	1,341,085	13	-	-	8,752	-	-	-	8,765
Net Income before dividends on preferred stock	-	-	-	-	-	-	40,811	866	41,677
Other Comprehensive Loss	-	-	-	-	-	(46,592)	-	-	(46,592)
LTIP-OP Unit awards	-	-	-	-	-	-	-	109	109
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(108)	(108)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,671)	-	(5,671)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, September 30, 2022	20,989,030	$214	4,781,635	$115,379	$329,910	$(70,759)	$(128,125)	$4,182	$250,801

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$54,942	$5,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	68,993	(2,027)
Unrealized (gain) loss on investments in Servicing Related Assets	(30,174)	5,951
Realized gain on acquired assets, net	(12)	(15)
Realized loss on derivatives, net	7,158	4,651
Unrealized (gain) loss on derivatives, net	(75,390)	9,978
Amortization of premiums on RMBS, available-for-sale	942	11,434
Amortization of deferred financing costs	80	121
LTIP-OP Unit awards	387	680
Changes in:
Receivables and other assets, net	13,436	4,290
Due to affiliates	424	1,241
Accrued expenses and other liabilities, net	3,935	(810)
Net cash provided by operating activities	$44,721	$41,319
Cash Flows From Investing Activities
Purchase of RMBS	(867,327)	(382,298)
Principal paydown of RMBS	78,348	205,408
Proceeds from sale of RMBS	689,337	510,038
Acquisition of MSRs	(30,119)	(42,356)
Payments for settlement of derivatives	(7,301)	(6,577)
Net cash provided by (used in) investing activities	$(137,062)	$284,215
Cash Flows From Financing Activities
Borrowings under repurchase agreements	4,424,317	4,198,211
Repayments of repurchase agreements	(4,424,397)	(4,570,773)
Proceeds from derivative financing	53,697	(10,929)
Proceeds from bank loans	33,000	23,500
Principal paydown of bank loans	(1,000)	-
Dividends paid	(22,684)	(21,224)
LTIP-OP Units distributions paid	(308)	(270)
Conversion of OP units	-	(147)
Redemption of OP units for cash	-	(89)
Issuance of common stock, net of offering costs	18,682	5,131
Net cash provided by (used in) financing activities	$81,307	$(376,590)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(11,034)	$(51,056)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	76,777	130,218
Cash, Cash Equivalents and Restricted Cash, End of Period	$65,743	$79,162
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$5,766	$1,420
Cash paid during the period for income taxes	$57	$47
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,804	$6,900
Sale of RMBS, settled after period end	$(63,582)	$-
Purchase of RMBS, settled after period end	$26,565	$-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2022
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

Effective January 1, 2020, the Operating Partnership, owned 97.9% by the Company as of September 30, 2022, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

The lingering impact of the COVID-19 pandemic continues to create substantial uncertainty for government policy makers with consequential effects on the economy in the United States. While the economy has largely reopened, the increased presence of highly contagious variants of the virus has exacerbated supply chain issues that arose during the shutdown of various economies. Most of the forbearance programs and prohibitions on foreclosures have ended. The Company continues to maintain an elevated level of unrestricted cash due to the continuing uncertainty regarding government policy and the economy. Based on information currently available to the Company, the Company continues to believe that it will be able to satisfy all of its servicing obligations for the next twelve months.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $63.6 million were sold during the nine-month period ended September 30, 2022 and were settled after period end. RMBS with a fair value of $26.6 million were purchased during the nine-month period ended September 30, 2022 and were settled after period end. All RMBS purchased and sold during the year ended December 31, 2021 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $3.1 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of September 30, 2022 and December 31, 2021. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2022 and December 31, 2021. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $0 and $664,000 at September 30, 2022 and December 31, 2021, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $23.0 million and $12.2 million at September 30, 2022 and December 31, 2021, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2022 and December 31, 2021, approximately $99.0 million and $45.6 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gain (loss) on RMBS, net
Gain on RMBS	$-	$169	$50	$5,653
Loss on RMBS	(9,735)	(1,219)	(69,043)	(3,626)
Net realized gain (loss) on RMBS (A)	$(9,735)	$(1,050)	$(68,993)	$2,027

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2022
Interest income	$-	$8,213	$-	$8,213
Interest expense	635	4,247	-	4,882
Net interest income (expense)	(635)	3,966	-	3,331
Servicing fee income	13,426	-	-	13,426
Servicing costs	2,725	-	-	2,725
Net servicing income	10,701	-	-	10,701
Other income (expense)	(12,087)	44,176	-	32,089
Other operating expenses	537	163	2,400	3,100
Provision for corporate business taxes	1,344	-	-	1,344
Net Income (Loss)	$(3,902)	$47,979	$(2,400)	$41,677

Three Months Ended September 30, 2021
Interest income	$120	$3,480	$-	$3,600
Interest expense	1,207	232	-	1,439
Net interest income (expense)	(1,087)	3,248	-	2,161
Servicing fee income	13,839	-	-	13,839
Servicing costs	3,080	-	-	3,080
Net servicing income	10,759	-	-	10,759
Other expense	(12,196)	(834)	-	(13,030)
Other operating expenses	1,031	206	2,658	3,895
Benefit from corporate business taxes	(215)	-	-	(215)
Net Income (Loss)	$(3,340)	$2,208	$(2,658)	$(3,790)

Nine Months Ended September 30, 2022
Interest income	$-	$19,736	$-	$19,736
Interest expense	3,019	6,005	-	9,024
Net interest income (expense)	(3,019)	13,731	-	10,712
Servicing fee income	39,730	-	-	39,730
Servicing costs	8,533	-	-	8,533
Net servicing income	31,197	-	-	31,197
Other income (expense)	(20,983)	50,408	-	29,425
Other operating expenses	1,569	542	7,639	9,750
Provision for corporate business taxes	6,642	-	-	6,642
Net Income (Loss)	$(1,016)	$63,597	$(7,639)	$54,942

Nine Months Ended September 30, 2021
Interest income	$346	$10,081	$-	$10,427
Interest expense	3,213	1,021	-	4,234
Net interest income (expense)	(2,867)	9,060	-	6,193
Servicing fee income	41,127	-	-	41,127
Servicing costs	10,234	-	-	10,234
Net servicing income	30,893	-	-	30,893
Other income (expense)	(28,105)	9,567	-	(18,538)
Other operating expenses	2,443	535	8,327	11,305
Provision for corporate business taxes	1,418	-	-	1,418
Net Income (Loss)	$(3,940)	$18,092	$(8,327)	$5,825

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2022
Investments	$279,020	$868,035	$-	$1,147,055
Other assets	26,719	149,194	42,803	218,716
Total assets	305,739	1,017,229	42,803	1,365,771
Debt	177,348	865,414	-	1,042,762
Other liabilities	32,311	28,530	11,367	72,208
Total liabilities	209,659	893,944	11,367	1,114,970
Net assets	$96,080	$123,285	$31,436	$250,801

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Note 4 — Investments in RMBS

At September 30, 2022, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations. All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2022

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$589,010	$474,841	$72	$(35,210)	$439,703	54	(B)	3.96%	3.95%	28
Freddie Mac	545,993	463,835	77	(35,580)	428,332	44	(B)	3.84%	3.85%	29
Total/Weighted Average	$1,135,003	$938,676	$149	$(70,790)	$868,035	98		3.90%	3.90%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of September 30, 2022

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,135,003	$938,676	$149	$(70,790)	$868,035	98	(B)	3.90%	3.90%	28
Total/Weighted Average	$1,135,003	$938,676	$149	$(70,790)	$868,035	98		3.90%	3.90%	28

As of December 31, 2021

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121	(B)	3.06%	2.93%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At September 30, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $802.2 million and $892.9 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for investments in non-Agency RMBS. At September 30, 2022 and at December 31, 2021, all of the Company’s investments in RMBS consist of Agency RMBS.

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2022 and December 31, 2021, or any impairment charges in earnings during the three and nine-month periods ended September 30, 2022 and September 30, 2021.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of September 30, 2022

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$1,087,042	$891,992	$(70,790)	$821,202	95	(B)	3.84%	3.83%	28
Total/Weighted Average	$1,087,042	$891,992	$(70,790)	$821,202	95		3.84%	3.83%	28

As of December 31, 2021

							Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$612,547	$611,306	$(6,783)	$604,523	56	(B)	2.76%	2.62%	29
Twelve or More Months	6,629	6,022	(108)	5,914	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$619,176	$617,328	$(6,891)	$610,437	57		2.77%	2.62%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $21.4 billion as of September 30, 2022.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,357,745	$279,020	3.48%	26.0	$30,174
MSR Total/Weighted Average	$21,357,745	$279,020	3.48%	26.0	$30,174

As of December 31, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,773,278	$218,727	3.51%	26.3	$(11,062)
MSR Total/Weighted Average	$20,773,278	$218,727	3.51%	26.3	$(11,062)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	8.5%
New York	8.4%
Maryland	6.5%
Texas	6.1%
Florida	5.6%
North Carolina	5.2%
All other	45.8%
Total	100.0%

As of December 31, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	9.3%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.4%
Total	100.0%

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

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after August 17, 2022, the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any Series A Preferred Stock during the three and nine-month periods ended September 30, 2022. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock, of which, approximately $1.2 million was remaining as of September 30, 2022. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended September 30, 2022, the Company issued and sold 1,341,085 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.64 per share for gross proceeds of approximately $8.9 million before fees of approximately $178,000. During the nine-month period ended September 30, 2022, the Company issued and sold 2,693,741 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $7.04 per share for gross proceeds of approximately $19.0 million before fees of approximately $379,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month periods ended September 30, 2022 and the year ended December 31, 2021, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2022 and the year ended December 31, 2021, the Company did not repurchase any shares under the share repurchase program.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	) (A)	-	-	-	-		-	(49,800)	$8.81
Number of securities issued or to be issued upon exercise	-		-	16,378	-	(16,378)		-	-	$9.00
March 31, 2021	(391,647)		916	44,795	-	(124,766)		3,155	1,032,453
Number of securities redeemed	-		-	-	3,500	-		-	-	$9.53
Number of securities redeemed	-		-	-	3,354	-		-	-	$10.48
Number of securities issued or to be issued upon exercise	-		-	-		(20,214)		-	(20,214)	$10.39
June 30, 2021	(391,647)		916	44,795	6,854	(144,980)		3,155	1,012,239
Number of securities redeemed	-		-	-	1,200	-		-	-	$9.21
Number of securities redeemed					1,000				-	$9.36
September 30, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239

December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250	) (B)	-	-	-	-		-	(68,250)	$8.40
March 31, 2022	(459,897)		916	44,795	-	(144,980)		3,155	943,989
Number of securities forfeited			4,916						4,916
Number of securities issued or to be issued upon exercise	-		-	-		(33,441	) (C)	-	(33,441)	$6.28
June 30, 2022	(459,897)		5,832	44,795		(178,421)		3,155	915,464
Number of securities issued or to be issued upon exercise	-		-	-		-		-	-
September 30, 2022	(459,897)		5,832	44,795		(178,421)		3,155	915,464

(A)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(B)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(C)	Subject to forfeiture in certain circumstances prior to June 17, 2023.

The Company recognized share-based compensation of approximately $162,000 and $212,000 in the three-month periods ended September 30, 2022 and September 30, 2021, respectively and $544,000 and $837,000 in the nine-month periods ended September 30, 2022 and September 30, 2021, respectively. There was approximately $657,000 of total unrecognized share-based compensation expense as of September 30, 2022, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2022, the non-controlling interest holders in the Operating Partnership owned 401,861 LTIP-OP Units, or approximately 2.1% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$41,677	$(3,790)	$54,942	$5,825
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(866)	77	(1,152)	(117)
Dividends on preferred stock	2,462	2,462	7,390	7,390
Net income (loss) applicable to common stockholders	$38,349	$(6,175)	$46,400	$(1,682)
Denominator:
Weighted average common shares outstanding	20,123,165	17,185,872	19,134,545	17,108,956
Weighted average diluted shares outstanding	20,156,606	17,206,086	19,159,846	17,130,489
Basic and Diluted EPS:
Basic	$1.91	$(0.36)	$2.42	$(0.10)
Diluted	$1.90	$(0.36)	$2.42	$(0.10)

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

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$1,485	$1,709	$4,662	$5,119
Compensation reimbursement	140	250	370	750
Total	$1,625	$1,959	$5,032	$5,869

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. Aurora paid RoundPoint servicing costs of $1.4 million and $1.8 million during the three-month periods ended September 30, 2022 and September 30, 2021, respectively and $4.4 million and $6.2 million during the nine-month periods ended September 30, 2022 and September 30, 2021, respectively. Aurora had servicing receivables of $1.1 million and $493,000 from RoundPoint as of September 30, 2022 and December 31, 2021, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month periods ended September 30, 2022 and September 30, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $242.8 million and $72.2 million, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $2.4 million and $680,000, respectively. During the nine-month periods ended September 30, 2022 and September 30, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $441.5 million and $2.5 billion, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $4.6 million and $21.1 million, respectively.
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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2022	December 31, 2021
Notional amount of interest rate swaps	$1,305,000	$1,448,000
Notional amount of swaptions	-	40,000
Notional amount of TBAs, net	(132,300)	439,000
Notional amount of U.S. treasury futures	(173,600)	(80,600)
Notional amount of options on treasury futures	20,000	-
Total notional amount	$1,019,100	$1,846,400

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2022	$1,305,000	$18,979	1.24%	2.82%	5.3
December 31, 2021	$1,448,000	$9,883	0.50%	0.73%	6.1

The Company did not have any interest rate swaption agreements as of September 30, 2022. The following table presents information about the Company’s interest rate swaption agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)		Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
December 31, 2021	$40,000	$183	1.90%	LIBOR-BBA	%	8.0	0.4

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As September 30, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$776,900	$754,169	$736,141	$(18,028)
Sale contracts	(909,200)	(869,576)	(844,930)	24,646
Net TBA derivatives	$(132,300)	$(115,407)	$(108,789)	$6,618

As of December 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$970,500	$988,173	$987,146	$(1,026)
Sale contracts	(531,500)	(544,346)	(544,327)	19
Net TBA derivatives	$439,000	$443,827	$442,819	$(1,007)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$-	$(32,000)	$399
10 years (A)	-	(141,600)	5,720
Total	$-	$(173,600)	$6,119

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$-	$(85,000)	$63
5 years	-	(15,000)	(53)
10 years	19,400	-	(63)
Total	$19,400	$(100,000)	$(53)

(A)	Includes 10-year U.S. treasury futures and 10-year Ultra futures contracts.

The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of September 30, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$40,000	$(20,000)	$22
Total	$40,000	$(20,000)	$22

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$234
Total	$60,000	$(60,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

Realized Gains (Losses) on Derivatives

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2022	2021	2022	2021
Interest rate swaps(A)	$1,319	$(852)	$(4,793)	$(884)
Swaptions	-	(210)	(585)	(804)
TBAs	1,002	3,775	(26,164)	(721)
U.S. Treasury futures	439	(2,087)	18,910	(5,270)
U.S. treasury futures options	203	-	(47)	-
Total	$2,963	$626	$(12,679)	$(7,679)

(A)
Excludes interest rate swap periodic interest income of $3.2 million and $794,000, for the three-month periods ended September 30, 2022 and September 30, 2021, respectively and $5.5 million and $3.0 million, for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2022

			Net Amounts of Assets and Liabilities Presented in The Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet		Financial Instruments	Cash Collateral Received (Pledged)(A)	Net Amount
Assets
Interest rate swaps	$46,715	$-	$46,715	$(46,715)	$-	$-
Interest rate swaptions	-	-	-	-	-	-
TBAs	24,763	(18,145)	6,618	(6,618)	-	-
U.S. treasury futures	6,119	-	6,119	(6,119)	-	-
U.S. treasury futures options	22	-	22	(22)	-	-
Total Assets	$77,619	$(18,145)	$59,474	$(59,474)	$-	$-

Liabilities
Repurchase agreements	$865,414	$-	$865,414	$(842,409)	$(23,005)	$-
Interest rate swaps	27,736	-	27,736	(27,736)	-	-
TBAs	18,145	(18,145)	-	-	-	-
U.S. treasury futures	660	-	660	(660)	-	-
Total Liabilities	$911,955	$(18,145)	$893,810	$(870,805)	$(23,005)	$-

As of December 31, 2021

			Net Amounts of Assets and Liabilities Presented in The Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet		Financial Instruments	Cash Collateral Received (Pledged)(A)	Net Amount
Assets
Interest rate swaps	$10,101	$-	$10,101	$(10,101)	$-	$-
Interest rate swaptions	183	-	183	(183)	-	-
TBAs	338	(338)	-	-	-	-
U.S. treasury futures options	234	-	234	430	(664)	-
Total Assets	$10,856	$(338)	$10,518	$(9,854)	$(664)	$-

Liabilities
Repurchase agreements	$865,494	$-	$865,494	$(853,297)	$(12,197)	$-
Interest rate swaps	218	-	218	(218)	-	-
TBAs	1,345	(338)	1,007	(1,007)	-	-
U.S. treasury futures	53	-	53	(53)	-	-
Total Liabilities	$867,110	$(338)	$866,772	$(854,575)	$(12,197)	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2022 and December 31, 2021.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2022 and December 31, 2021.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2022 and December 31, 2021.

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

Recurring Fair Value Measurements

As of September 30, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$439,703	$-	$439,703
Freddie Mac	-	428,332	-	428,332
CMOs	-	-	-	-
Private Label MBS	-	-	-	-
RMBS total	-	868,035	-	868,035
Derivative assets
Interest rate swaps	-	46,715	-	46,715
Interest rate swaptions	-	-	-	-
TBAs, net	-	6,618	-	6,618
U.S. treasury futures		6,119		6,119
U.S. treasury futures options	-	22	-	22
Derivative assets total	-	59,474	-	59,474
Servicing related assets	-	-	279,020	279,020
Total Assets	$-	$927,509	$279,020	$1,206,529
Liabilities
Derivative liabilities
Interest rate swaps	-	27,736	-	27,736
U.S. treasury futures	-	660	-	660
Derivative liabilities total	-	28,396	-	28,396
Total Liabilities	$-	$28,396	$-	$28,396

As of December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$559,777	$-	$559,777
Freddie Mac	-	393,719	-	393,719
RMBS total	-	953,496	-	953,496
Derivative assets
Interest rate swaps	-	10,101	-	10,101
Interest rate swaptions	-	183	-	183
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	10,518	-	10,518
Servicing related assets	-	-	218,727	218,727
Total Assets	$-	$964,014	$218,727	$1,182,741
Liabilities
Derivative liabilities
Interest rate swaps	-	218	-	218
TBAs, net	-	1,007	-	1,007
U.S. treasury futures	-	53	-	53
Derivative liabilities total	-	1,278	-	1,278
Total Liabilities	$-	$1,278	$-	$1,278

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2022 and December 31, 2021 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of September 30, 2022

Level 3
MSRs
Balance at December 31, 2021	$218,727
Purchases and sales:
Purchases	30,497
Other changes (A)	(378)
Purchases and sales	$30,119
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	50,935
Other changes in fair value (B)	(20,761)
Unrealized gain (loss) included in Net Income	$30,174
Balance at September 30, 2022	$279,020

As of December 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases and sales:
Purchases	56,638
Other changes (A)	(1,263)
Purchases and sales	$55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	61,881
Other changes in fair value (B)	(72,943)
Unrealized gain (loss) included in Net Income	$(11,062)
Balance at December 31, 2021	$218,727

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$279,020	Discounted cash flow	Constant prepayment speed	4.9% - 18.4%	7.8%
			Uncollected payments	0.6% - 3.5%	0.9%
			Discount rate		9.5%
			Annual cost to service, per loan		$80
TOTAL	$279,020

As of December 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,727	Discounted cash flow	Constant prepayment speed	5.0% -19.1%	11.5%
			Uncollected payments	0.4% - 2.5%	0.6%
			Discount rate		7.2%
			Annual cost to service, per loan		$76
TOTAL	$218,727

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2022 and December 31, 2021 are described below.

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

Commitments to Purchase/Sell RMBS

As of September 30, 2022 and December 31, 2021, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of September 30, 2022 and December 31, 2021.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $865.4 million and $865.5 million of borrowings under its repurchase agreements as of September 30, 2022 and December 31, 2021, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 29 days and 38 days as of September 30, 2022 and December 31, 2021. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$489,959	3.00%
One to three months	375,455	3.10%
Total/Weighted Average	$865,414	3.04%

As of December 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$291,007	0.13%
One to three months	574,487	0.14%
Total/Weighted Average	$865,494	0.14%

There were no overnight or demand securities as of September 30, 2022 or December 31, 2021.

Note 12 — Notes Payable

As of September 30, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2022 and December 31, 2021, approximately $66.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2022 and December 31, 2021, approximately $112.0 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at September 30, 2022 and December 31, 2021.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of September 30, 2022

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$66,000	$-	$-	$-	$66,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	628	7,856	8,468	95,049	112,001
Total	$-	$66,628	$7,856	$8,468	$95,049	$178,001

As of December 31, 2021

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	571	6,994	7,261	68,174	83,000
Total	$63,000	$571	$6,994	$7,261	$68,174	$146,000

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2022	December 31, 2021
Servicing advances	$8,761	$17,609
Interest receivable	4,017	2,393
Deferred tax asset	13,973	20,614
Other receivables	3,166	2,728
Total other assets	$29,917	$43,344

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2022	December 31, 2021
Accrued interest on repurchase agreements	$1,171	$132
Accrued interest on notes payable	1,259	864
Accrued expenses	4,700	2,065
Total accrued expenses and other liabilities	$7,130	$3,061

Note 15 — Income Taxes

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current federal income tax benefit	$-	$-	$-	$(128)
Deferred federal income tax expense (benefit)	1,143	(193)	5,647	1,402
Deferred state income tax expense (benefit)	201	(22)	995	144
Provision for (benefit from) Corporate Business Taxes	$1,344	$(215)	$6,642	$1,418

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Computed income tax expense (benefit) at federal rate	$9,035	21.0%	$(840)	21.0%	$12,933	21.0%	$1,521	21.0%
State tax expense (benefit), net of federal tax, if applicable	160	0.4%	(32)	0.8%	787	1.3%	127	1.8%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	109	(2.7)%	-	-%	175	2.4%
Provision to return adjustment	(8)	0.0%	(6)	0.1%%	(8)	0.0%	(6)	(0.1)%
REIT income not subject to tax expense (benefit)	(7,843)	(18.2)%	554	(13.8)%	(7,070)	(11.5)%	(399)	(5.5)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$1,344	3.2%	$(215)	5.4%	$6,642	10.8%	$1,418	19.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	September 30, 2022	December 31, 2021
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

	September 30, 2022	December 31, 2021
Deferred tax assets
Deferred tax - mortgage servicing rights	$866	$10,539
Deferred tax - net operating loss	13,107	10,075
Total net deferred tax assets	$13,973	$20,614

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $54.9 million as of September 30, 2022, which were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of September 30, 2022, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2021, 2020 and 2019 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 16 — Subsequent Events

Events subsequent to September 30, 2022 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended September 30, 2022 compared to the immediately preceding prior quarter ended June 30, 2022 as well as the nine-month period ended September 30, 2022 compared to the nine-month period ended September 30, 2021.

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

Effective January 1, 2020, the Operating Partnership, owned 97.9% by the Company as of September 30, 2022, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock”.

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, as defined below, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of September 30, 2022, approximately $1.2 million was remaining under the Common Stock ATM Program. During the three-month period ended September 30, 2022, the Company issued and sold 1,341,085 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.64 per share for gross proceeds of approximately $8.9 million before fees of approximately $178,000. During the nine-month period ended September 30, 2022, the Company issued and sold 2,693,741 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $7.04 per share for gross proceeds of approximately $19.0 million before fees of approximately $379,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for gross proceeds of approximately $10.2 million before fees of approximately $200,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three and nine-month periods ended September 30, 2022 and the year ended December 31, 2021, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2022 and the year ended December 31, 2021, the Company did not repurchase any common stock pursuant to the repurchase program.

Effects of COVID-19 on the Company

The COVID-19 pandemic continues to create substantial uncertainty for government policy makers with consequential effects on the economy in the United States. While the economy has largely reopened, the persistence of highly contagious variants of the virus has continued to disrupt the economic activity, including by exacerbating supply chain issues that arose during the shutdown of various economies, contributing to the increase in inflation in the United States.

Effects of Federal Reserve Policy on the Company

Since the beginning of 2022, the Federal Reserve has raised the federal funds rate 300 basis points to a range of between 3.0% and 3.25% and has signaled that further rate increases are likely over the course of the year in response to the sharp increase in inflation in the United States. In September, the consumer price index rose 8.2% on an annual basis. In March, the Federal Reserve also ended its monthly asset purchases, including its purchases of Agency debt and mortgage-backed securities, and has recently begun reducing its holdings of both U.S. Treasury securities and Agency debt and mortgage-backed securities by $60 billion and $35 billion, respectively, per month. With these actions, the Federal Reserve has reversed its policy stance from the highly accommodative polices it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic.

The ending of the Federal Reserve’s highly accommodative polices and initiation of a series of increases in the federal funds rate and reductions in the size of its balance sheet (referred to as “quantitative tightening”) has resulted in higher interest rates across asset classes, including for Agency RMBS. These actions also may reduce economic activity in the United States, as well as decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is expected to be partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. Any benefit we expect to receive from lower prepayments on the mortgages underlying our MSRS and RMBS could be offset by increased volatility in the market and increased hedging costs attributable to such volatility.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
September 30, 2022	3.90%	0.77%	3.13%
June 30, 2022	3.56%	0.32%	3.25%
March 31, 2022	2.98%	0.49%	2.49%
December 31, 2021	2.93%	0.62%	2.31%

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Although we expect relatively low credit risk with respect to our portfolios of Agency RMBS, we may become subject to the credit risk of borrowers under the loans backing any CMOs that we may own and to the credit enhancements built into the CMO structure. We also are subject to the credit risk of the borrowers under the mortgage loans underlying the MSRs that Aurora owns. Through loan level due diligence, we attempt to mitigate this risk by seeking to acquire high quality assets at appropriate prices given anticipated and unanticipated losses. We also conduct ongoing monitoring of acquired MSRs. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
Income
Interest income	$8,213	$6,004	$19,736	$10,427
Interest expense	4,882	2,502	9,024	4,234
Net interest income	3,331	3,502	10,712	6,193
Servicing fee income	13,426	13,188	39,730	41,127
Servicing costs	2,725	2,615	8,533	10,234
Net servicing income	10,701	10,573	31,197	30,893
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(9,735)	(46,036)	(68,993)	2,027
Realized gain (loss) on derivatives, net	6,210	(2,730)	(7,158)	(4,651)
Realized gain on acquired assets, net	-	-	12	15
Unrealized gain (loss) on derivatives, net	33,321	17,613	75,390	(9,978)
Unrealized gain (loss) on investments in Servicing Related Assets	2,293	6,150	30,174	(5,951)
Total Income (Loss)	46,121	(10,928)	71,334	18,548
Expenses
General and administrative expense	1,475	1,499	4,718	5,436
Management fee to affiliate	1,625	1,614	5,032	5,869
Total Expenses	3,100	3,113	9,750	11,305
Income (Loss) Before Income Taxes	43,021	(14,041)	61,584	7,243
Provision for corporate business taxes	1,344	1,423	6,642	1,418
Net Income (Loss)	41,677	(15,464)	54,942	5,825
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(866)	347	(1,152)	(117)
Dividends on preferred stock	2,462	2,465	7,390	7,390
Net Income (Loss) Applicable to Common Stockholders	$38,349	$(17,582)	$46,400	$(1,682)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2022
Interest income	$-	$8,213	$-	$8,213
Interest expense	635	4,247	-	4,882
Net interest income (expense)	(635)	3,966	-	3,331
Servicing fee income	13,426	-	-	13,426
Servicing costs	2,725	-	-	2,725
Net servicing income	10,701	-	-	10,701
Other income (expense)	(12,087)	44,176	-	32,089
Other operating expenses	537	163	2,400	3,100
Provision for corporate business taxes	1,344	-	-	1,344
Net Income (Loss)	$(3,902)	$47,979	$(2,400)	$41,677

Three Months Ended June 30, 2022
Interest income	$-	$6,004	$-	$6,004
Interest expense	1,131	1,371	-	2,502
Net interest income (expense)	(1,131)	4,633	-	3,502
Servicing fee income	13,188	-	-	13,188
Servicing costs	2,615	-	-	2,615
Net servicing income	10,573	-	-	10,573
Other expense	(5,530)	(19,473)	-	(25,003)
Other operating expenses	510	151	2,452	3,113
Provision for corporate business taxes	1,423	-	-	1,423
Net Income (Loss)	$1,979	$(14,991)	$(2,452)	$(15,464)

Nine Months Ended September 30, 2022
Interest income	$-	$19,736	$-	$19,736
Interest expense	3,019	6,005	-	9,024
Net interest income (expense)	(3,019)	13,731	-	10,712
Servicing fee income	39,730	-	-	39,730
Servicing costs	8,533	-	-	8,533
Net servicing income	31,197	-	-	31,197
Other income (expense)	(20,983)	50,408	-	29,425
Other operating expenses	1,569	542	7,639	9,750
Provision for corporate business taxes	6,642	-	-	6,642
Net Income (Loss)	$(1,016)	$63,597	$(7,639)	$54,942

Nine Months Ended September 30, 2021
Interest income	$346	$10,081	$-	$10,427
Interest expense	3,213	1,021	-	4,234
Net interest income (expense)	(2,867)	9,060	-	6,193
Servicing fee income	41,127	-	-	41,127
Servicing costs	10,234	-	-	10,234
Net servicing income	30,893	-	-	30,893
Other income (expense)	(28,105)	9,567	-	(18,538)
Other operating expenses	2,443	535	8,327	11,305
Provision for corporate business taxes	1,418	-	-	1,418
Net Income (Loss)	$(3,940)	$18,092	$(8,327)	$5,825

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2022
Investments	$279,020	$868,035	$-	$1,147,055
Other assets	26,719	149,194	42,803	218,716
Total assets	305,739	1,017,229	42,803	1,365,771
Debt	177,348	865,414	-	1,042,762
Other liabilities	32,311	28,530	11,367	72,208
Total liabilities	209,659	893,944	11,367	1,114,970
Net assets	$96,080	$123,285	$31,436	$250,801

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Interest Income

Interest income for the three-month period ended September 30, 2022 was $8.2 million as compared to $6.0 million for the three-month period ended June 30, 2022. The increase of $2.2 million in interest income was substantially due to an effort to invest in higher yielding RMBS securities and decrease in price premium amortization driven by lower prepayment speeds.

Interest income for the nine-month period ended September 30, 2022 was $19.7 million as compared to $10.4 million for the nine-month period ended September 30, 2021. The increase of $9.3 million in interest income was substantially due to a decrease in price premium amortization, which was partially offset by a decrease in interest income as a result of RMBS sales.

Interest Expense

Interest expense for the three-month period ended September 30, 2022 was $4.9 million as compared to $2.5 million for the three-month period ended June 30, 2022. The increase of $2.4 million in interest expense was due to a rise in interest rates as well as an increase in repurchase agreements.

Interest expense for the nine-month period ended September 30, 2022 was $9.0 million as compared to $4.2 million for the nine-month period ended September 30, 2021. The increase of $4.8 million in interest expense was due to a rise in interest rates as well as a higher notes payable balance.

Servicing Fee Income

Servicing fee income for the three-month period ended September 30, 2022 was $13.4 million as compared to $13.2 million for the three-month period ended June 30, 2022.

Servicing fee income for the nine-month period ended September 30, 2022 was $39.7 million as compared to $41.1 million for the nine-month period ended September 30, 2021. The decrease of $1.4 million in servicing fee income resulted from a decline in the size of the MSR portfolio.

Servicing Costs

Servicing costs for the three-month period ended September 30, 2022 were $2.7 million as compared to $2.6 million for the three-month period ended June 30, 2022.

Servicing costs for the nine-month period ended September 30, 2022 were $8.5 million as compared to $10.2 million for the nine-month period ended September 30, 2021. The decrease of $1.7 million in servicing costs was due to timing of eligibility for certain payments as well as changes in the size of the MSR portfolio.

Realized Gain (Loss) on RMBS, Available-For-Sale, Net

Realized loss on RMBS for the three-month period ended September 30, 2022 was approximately $9.7 million as compared to $46.0 million for the three-month period ended June 30, 2022. The decrease of $36.3 million in realized loss on RMBS was due to fewer sales of RMBS securities during the three-month period ended September 30, 2022.

Realized loss on RMBS for the nine-month period ended September 30, 2022 was approximately $69.0 million as compared to a gain of $2.0 million for the nine-month period ended September 30, 2021. The increase of $71.0 million in realized loss on RMBS was due to the sale of RMBS securities in response to rising interest rates and an effort to reinvest in higher yielding RMBS securities.

Realized Gain (Loss) on Derivatives, Net

Realized gain on derivatives for the three-month period ended September 30, 2022 was approximately $6.2 million as compared to a loss of $2.7 million for the three-month period ended June 30, 2022. The increase of $8.9 million in realized gain on derivatives was substantially comprised of a decrease of $6.2 million in losses on interest rate swaps, a decrease of $12.7 million in losses on TBAs and an increase of $1.9 million in interest income on interest rate swaps, offset by a decrease of $12.5 million in gains on U.S. treasury futures due to changes in interest rates.

Realized loss on derivatives for the nine-month period ended September 30, 2022 was approximately $7.2 million as compared to $4.7 million for the nine-month period ended September 30, 2021. The increase of $2.5 million in realized loss on derivatives was substantially comprised of an increase of $3.9 million in losses interest rate swaps and an increase of $25.4 million in losses on TBAs, offset by an increase of $24.1 million in gains on U.S. Treasury futures and an increase of $2.5 million in interest income on interest rate swaps due to changes in interest rates.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended September 30, 2022 was approximately $33.3 million as compared to $17.6 million for the three-month period ended June 30, 2022. The increase of $15.7 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the nine-month period ended September 30, 2022 was approximately $75.4 million as compared to a loss of $10.0 million for the nine-month period ended September 30, 2021. The increase of $85.4 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized gain on our investments in Servicing Related Assets for the three-month period ended September 30, 2022 was approximately $2.3 million as compared to $6.2 million for the three-month period ended June 30, 2022. The decrease of $3.9 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions.

Unrealized gain on our investments in Servicing Related Assets for the nine-month period ended September 30, 2022 was approximately $30.2 million as compared to a loss of $6.0 million for the nine-month period ended September 30, 2021. The increase of $36.2 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions.

General and Administrative Expense

General and administrative expense was $1.5 million for each of the three-month periods ended September 30, 2022 and June 30, 2022.

General and administrative expense for the nine-month period ended September 30, 2022 was $4.7 million as compared to $5.4 million for the nine-month period ended September 30, 2021. The decrease of $718,000 in general and administrative expense was primarily due to a one-time settlement of claims by a state regulator during the nine-month period ended September 30, 2021.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 2.1% of net income for the three-month periods ended September 30, 2022 and June 30, 2022, respectively, and 2.1% and 2.0% for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively. The decrease for the three-month periods ended September 30, 2022 and June 30, 2022 was due to the issuance of common stock pursuant to our Common Stock ATM program. The increase for the nine-month period ended September 30, 2022 and September 30, 2021 was due to the issuance of LTIP-OP Units during the nine-months ended September 30, 2022.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2022
Accumulated other comprehensive gain (loss), June 30, 2022	$(24,167)
Other comprehensive income (loss)	(46,592)
Accumulated other comprehensive gain (loss), September 30, 2022	$(70,759)

Three Months Ended June 30, 2022
Accumulated other comprehensive gain (loss), March 31, 2022	$(37,008)
Other comprehensive income (loss)	12,841
Accumulated other comprehensive gain (loss), June 30, 2022	$(24,167)

Nine Months Ended September 30, 2022
Accumulated other comprehensive gain (loss), December 31, 2021	$7,527
Other comprehensive income (loss)	(78,286)
Accumulated other comprehensive gain (loss), September 30, 2021	$(70,759)

Nine Months Ended September 30, 2021
Accumulated other comprehensive gain (loss), December 31, 2020	$35,594
Other comprehensive income (loss)	(19,791)
Accumulated other comprehensive gain (loss), September 30, 2021	$15,803

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three and nine-month periods ended September 30, 2022, volatility and increases in the 10 Year U.S. Treasury rate caused net unrealized losses on our RMBS of $46.6 million and $78.3 million, respectively. During the three-month period ended June 30, 2022, the sales of securities contributed to a net unrealized gain on our RMBS of approximately $12.8 million. During the nine-month period ended September 30, 2021, increases in the 10 Year U.S. Treasury rate caused a net unrealized loss on our RMBS of $19.8 million. Unrealized gains or losses on RMBS securities are recorded in “Other comprehensive income (loss)” on the consolidated statements of comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and
•	earnings available for distribution per average common share.

Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized gain (loss) on derivatives, net” on the consolidated statements of income (loss). EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

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

Earnings Available for Distribution

EAD for the three-month period ended September 30, 2022 as compared to the three month period ended June 30, 2022, decreased by approximately $94,000 or $0.02 per average common share.

EAD for the nine-month period ended September 30, 2022 as compared to the nine-month period ended September 30, 2021, increased by approximately $4.1 million or $0.13 per average common share, substantially due to changes in interest rates and a decrease in price premium amortization on the Company’s RMBS driven by lower prepayment speeds.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021 (B)
Net Income (Loss)	$41,677	$(15,464)	$54,942	$5,825
Realized loss (gain) on RMBS, net	9,735	46,036	68,993	(2,027)
Realized loss (gain) on derivatives, net (A)	(2,143)	5,952	18,231	17,903
Realized gain on acquired assets, net	-	-	(12)	(15)
Unrealized loss (gain) on derivatives, net	(33,321)	(17,613)	(75,390)	9,978
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(10,590)	(13,375)	(51,976)	(15,411)
Tax expense on realized and unrealized gain on MSRs	2,404	2,336	9,677	4,045
Total EAD:	$7,762	$7,872	$24,465	$20,298
EAD attributable to noncontrolling interests in Operating Partnership	(153)	(166)	(513)	(406)
Dividends on preferred stock	2,462	2,465	7,390	7,390
EAD Attributable to Common Stockholders	$5,147	$5,241	$16,562	$12,502
EAD Attributable to Common Stockholders, per Diluted Share	$0.26	$0.28	$0.86	$0.73
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$1.90	$(0.92)	$2.42	$(0.10)

(A)
Excludes drop income on TBA dollar rolls of $820,000 and $1.9 million and interest rate swap periodic interest income of $3.2 million and $1.4 million, for the three-month periods ended September 30, 2022 and June 30, 2022, respectively. Excludes drop income on TBA dollar rolls of $5.6 million and $9.7 million and interest rate swap periodic interest income of $5.5 million and $3.0 million, for the nine-month periods ended September 30, 2022 and September 30, 2021, respectively, and includes trading expenses of $539,000 for the nine-month period ended September 30, 2021.

(B)
Commencing with the three-month period ended December 31, 2021, the Company has enhanced the calculation of unrealized loss (gain) on investments in MSRs used to determine EAD. EAD for the nine-month period ended September 30, 2021 has not been adjusted to reflect the Company’s enhanced calculation of unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization. If the enhanced calculation had been applied retroactively to the nine-month period ended September 30, 2021, the Company would have reported EAD attributable to common stockholders of $13.0 million and EAD attributable to common stockholders per share of $0.76.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.4 billion as of September 30, 2022.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$279,020	$21,357,745	3.48%	0.25%	312	29	0.1%
MSR Total/Weighted Average	$279,020	$21,357,745	3.48%	0.25%	312	29	0.1%

As of December 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%
MSR Total/Weighted Average	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of September 30, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$589,010	$474,841	$72	$(35,210)	$439,703	54	(B)	3.96%	3.95%	28
Freddie Mac	545,993	463,835	77	(35,580)	428,332	44	(B)	3.84%	3.85%	29
Total/Weighted Average	$1,135,003	$938,676	$149	$(70,790)	$868,035	98		3.90%	3.90%	28

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2022	December 31, 2021
Weighted Average Asset Yield	3.99%	3.19%
Weighted Average Interest Expense	0.50%	0.73%
Net Interest Spread	3.49%	2.46%

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

Repurchase Agreements

As of September 30, 2022, we had repurchase agreements with 34 counterparties and approximately $865.4 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of September 30, 2022, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2022 was approximately 4.2%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001
December 31, 2020	$1,303,927	$1,465,037	$1,149,978

The increase in the Company’s borrowings under its repurchase agreements during the three-month period ended September 30, 2022 was due to the purchase of RMBS securities.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.2% and 4.6% as of September 30, 2022 and December 31, 2021, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$490,771	$489,959	3.00%
One to three months	374,934	375,455	3.10%
Total/Weighted Average	$865,705	$865,414	3.04%

As of December 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$297,720	$291,007	0.13%
One to three months	595,168	574,487	0.14%
Total/Weighted Average	$892,888	$865,494	0.14%

The amount of collateral as of September 30, 2022 and December 31, 2021, including cash, was $888.7 million and $905.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2022 and December 31, 2021 was 29 days and 38 days, respectively.

 MSR Financing

As of September 30, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At September 30, 2022 and December 31, 2021, approximately $66.0 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility. Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2022 and December 31, 2021, approximately $112.0 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200.0 million, of which $100.0 million was committed. Borrowings bore interest at a rate equal to a spread over one month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at September 30, 2022 and December 31, 2021.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $44.7 million and our investing activities used cash of approximately $137.1 million for the nine-month period ended September 30, 2022.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the three-month period ended September 30, 2022 was $1.90 and our GAAP loss per diluted share for the three-month period ended June 30, 2022 was $0.92.

Contractual Obligations

Our contractual obligations as of September 30, 2022 and December 31, 2021 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,414	$-	$-	$-	$865,414
Interest on repurchase agreement borrowings(A)	$1,171	$-	$-	$-	$1,171
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$66,000	$-	$-	$-	$66,000
Interest on Freddie Mac MSR Revolver borrowings	$757	$-	$-	$-	$757
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$14,775	$97,225	$-	$112,000
Interest on Fannie Mae MSR Revolving Facility	$502	$-	$-	$-	$502

As of December 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,494	$-	$-	$-	$865,494
Interest on repurchase agreement borrowings(A)	$135	$-	$-	$-	$135
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on Freddie Mac MSR Revolver borrowings	$578	$-	$-	$-	$578
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,566	$75,434	$-	$83,000
Interest on Fannie Mae MSR Revolving Facility	$215	$-	$-	$-	$215

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2022 and December 31, 2021, respectively, and includes all interest expense incurred through those dates.

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

The term of the Management Agreement expired on October 22, 2022 and was automatically renewed for a one-year term on such date and will be automatically renewed for a one-year term on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal was provided in 2022 and the Management Agreement’s term was automatically extended until October 22, 2023. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of September 30, 2022, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Inflation and Interest Rates

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$305,029	$291,485	$279,020	$267,520	$256,882
Change in FV	$26,009	$12,465	$-	$(11,501)	$(22,139)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$297,641	$288,284	$279,020	$270,159	$261,714
Change in FV	$18,620	$9,264	$-	$(8,862)	$(17,307)
% Change in FV	7%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$287,080	$283,050	$279,020	$274,991	$270,961
Change in FV	$8,059	$4,030	$-	$(4,030)	$(8,059)
% Change in FV	3%	1%	-	(1)%	(3)%

As of December 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$233,342	$225,813	$218,727	$212,050	$205,749
Change in FV	$14,614	$7,085	$-	$(6,677)	$(12,979)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$244,460	$231,026	$218,727	$207,458	$197,103
Change in FV	$25,732	$12,298	$-	$(11,270)	$(21,624)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$225,480	$222,104	$218,727	$215,351	$211,975
Change in FV	$6,752	$3,376	$-	$(3,376)	$(6,752)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2022

		Fair Value Change
	September 30, 2022	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$905,000
RMBS Total Return (%)		(0.03)%	(0.12)%	(0.24)%	(0.39)%	(0.79)%
RMBS Dollar Return		$(270)	$(1,049)	$(2,127)	$(3,521)	$(7,137)

As of December 31, 2021

		Fair Value Change
	December 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,429,335
RMBS Total Return (%)		(0.18)%	(0.49)%	(0.92)%	(1.44)%	(2.74)%
RMBS Dollar Return		$(2,584)	$(7,016)	$(13,110)	$(20,635)	$(39,125)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2022, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2022, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 2, 2022	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal Executive Officer)

November 2, 2022	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2022

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