Form 10-K
period 2022-12-31
Cherry Hill Mortgage Investment Corp
filed 2023-03-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2022, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2022) was approximately $124.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2022, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 7, 2023, the registrant had a total of 24,898,130 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2023 are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

GLOSSARY

This glossary defines some, but not all, of the terms that we use elsewhere in this Annual Report on Form 10-K. In this Annual Report on Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we”, “us”, “our”, the “Company” or “CHMI” refer to Cherry Hill Mortgage Investment Corporation, a Maryland corporation, together with its consolidated subsidiaries; references to the “Manager” refer to Cherry Hill Mortgage Management, LLC, a Delaware limited liability company; and references to the “Operating Partnership” refer to Cherry Hill Operating Partnership, LP, a Delaware limited partnership.

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

“Freddie Mac” means the Federal Home Loan Mortgage Corporation.

“GAAP” means U.S. generally accepted accounting principles.

“Ginnie Mae” means the Government National Mortgage Association, a wholly-owned corporate instrumentality of the United States of America within the U.S. Department of Housing and Urban Development.

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

“U.S. Treasury” means the U.S. Department of Treasury.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company,” “we”, “our” or “us”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “could”, “would”, “may”, “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Statements regarding the following subjects, among others, may be forward-looking:

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

•
the Company’s ability to qualify and maintain qualification as a REITs under the Code and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;

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

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s ability to operate its licensed mortgage servicing subsidiary and oversee the activities of such subsidiary;

•	the Company’s ability to manage various operational and regulatory risks associated with its business;

•
the Company’s dependence on its external Manager, Cherry Hill Mortgage Management, LLC and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate the management agreement the Company has entered into with the Manager;

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

SUMMARY OF PRINCIPAL RISK FACTORS

Investing in the Company’s securities involves risks. The following is a summary of the principal factors that make an investment in the Company speculative or risky, all of which are more fully described below in Item 1A. “Risk Factors” of this Annual Report on Form 10-K. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing the Company’s business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

The Company’s business of investing in mortgage related assets involves substantial risks, including:

•	The values of mortgage related assets have been adversely affected by the COVID-19 pandemic.

•
The Company uses third-party servicers to directly service the loans underlying its Servicing Related Assets which exposes the Company to the risk that such third-party servicers fail to comply with applicable law, including data protection and privacy laws, and the requirements of the Agencies that own those loans.

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of the Company’s assets.

•	The Company relies on financial modeling to value its Servicing Related Assets.

•	The Company uses leverage to increase returns, but it exposes the Company to margin calls on its investable assets.

The Company is externally managed which creates risks, including:

•	The Company is dependent on its Manager to provide qualified personnel.

•	The amount of the fee the Company pays to its Manager is not affected by the performance of the Company’s investments.

•	The fee payable by the Company to the Manager upon termination of the management agreement is a material impediment to changing managers or internalizing management of the Company.

•	Certain of the Company’s lenders prohibit terminating its Manager without their consent.

The Company’s organizational structure creates risks, including:

•
Maintenance of certain exceptions from (or otherwise not falling within) the definitions of “investment company” under the Investment Company Act imposes significant limitations on the Company’s operations.

•	The REIT rules impose ownership limits which may discourage a possible takeover. Certain provisions of Maryland law have the same effect.

Ownership of the Company’s common stock or its preferred stock involves risks, including:

•	The trading volume and market prices for shares of the Company’s equity securities tend to be volatile due to the relatively small market capitalization of our Company.

•	The Company’s preferred stock has not been rated and is junior to its debt and any additional shares of senior stock that the Company may issue.

•	The Company may not be able to pay dividends on its equity securities.

•	The Company’s preferred stock has very limited voting rights which generally do not include voting for directors.

Qualification as a REIT involves risks, including:

•	If the Company fails to satisfy the ongoing REIT qualification tests, it will become subject to taxation which will adversely affect the return on your investment.

•	In order to satisfy those requirements, the Company may be required to forgo or liquidate otherwise attractive investments.

•	The Company could lose its status as a REIT if the IRS successfully challenges its characterization of investments in internally created excess mortgage servicing rights.

•	The REIT rules require that the Company’s mortgage servicing rights be held by a taxable REIT subsidiary, and the taxes payable by its taxable REIT subsidiary reduce the returns from that investment.

PART I

Item 1.	Business

Cherry Hill Mortgage Investment Corporation is a publicly traded residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013, following the completion of our initial public offering (“IPO”). Our common stock, our 8.20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CHMI,” “CHMI-PRA” and “CHMI-PRB,” respectively. We are externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser established by Stanley Middleman. Our Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”), which is owned and controlled by Mr. Middleman. Our Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

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

Our Manager

We are externally managed by our Manager. With the exception of Aurora, our licensed mortgage servicing subsidiary, which has three leased employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to the Services Agreement with the Services Provider. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business. For additional information regarding the management agreement with our Manager, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Management Agreement.”

 The principal office and place of business of our Manager is 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, and the telephone number of our Manager’s executive offices is (877) 870-7005.

We have a Risk Committee to monitor our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. Our Risk Committee is made up of personnel provided to the Company through our Manager and those personnel are as follows: Mr. Lown, our President and Chief Executive Officer; Mr. Evans, our Chief Investment Officer; Mr. Hutchby, our Chief Financial Officer, Treasurer and Secretary; and our MSR portfolio manager.

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

We have entered into repurchase agreements with 34 counterparties as of December 31, 2022. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

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

Interest and Financing Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining an exception from the definitions of “investment company” under the Investment Company Act (or otherwise not falling within those definitions), we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include interest rate swaps, TBAs, swaptions and Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect on our RMBS of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities”.

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

The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline. Please refer to the section entitled “Forward-Looking Information”.

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

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.

Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries and the financial condition of borrowers of mortgage loans. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

We are dependent on mortgage servicers to service the mortgage loans relating to our Servicing Related Assets, and any failure by these mortgage servicers to service the mortgage loans relating to our Servicing Related Assets could have a material and adverse effect on us.

We do not directly service the mortgage loans underlying our Servicing Related Assets. Instead, we contract with third-party servicers to perform all servicing obligations. As a result, our investments in Servicing Related Assets are dependent on the entity performing the actual servicing of the mortgage loans, called the mortgage servicer, to perform its servicing obligations. As a result, we could be materially and adversely affected if a mortgage servicer is terminated by the applicable Agency. The duties and obligations of mortgage servicers are defined in part through contractual agreements, which generally provide for the possibility for termination of the mortgage servicer in the absolute discretion of the applicable Agency. In addition, the termination of a mortgage servicer could take effect across all mortgages being serviced by that mortgage servicer.

We could also be materially and adversely affected if a mortgage servicer is unable to adequately service the underlying mortgage loans due to the following reasons, among others:

•	its failure to comply with applicable laws and regulations;

•	its failure to perform its loss mitigation obligations;

•	a downgrade in its servicer rating;

•	its failure to perform adequately in its external audits;

•	a failure in or poor performance of its operational systems or infrastructure;

•	a data breach and other cybersecurity incidents impacting a mortgage servicer;

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

In addition, a bankruptcy by any mortgage servicer that services for us the mortgage loans underlying our Servicing Related Assets could result in:

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

Over the past year, the Federal Reserve has substantially tightened monetary policy to combat the sharp increase in U.S. inflation. On February 2, 2023, the Federal Reserve has increased its federal funds rate target from 0.0% - 0.25% to the current target of 4.50% - 4.75%. It also stopped its purchases of Treasury and agency securities in March 2022 and then in June 2022, according to its previously announced plan, began reducing the size of its balance sheet by no longer reinvesting proceeds of up to $60.0 billion (initially $30.0 billion) of maturing Treasury securities and up to $35.0 billion (initially $17.5 billion) in maturing agency debt and mortgage-backed securities per month.

The Federal Reserve’s termination of its COVID-19 pandemic emergency actions and shift to tighten monetary policy has resulted in higher interest rates, including for Agency RMBS. These actions may decrease spreads on interest rates, reducing our net interest income.  They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, increases in interest rates may result in lower refinancing activity and therefore decreased the rate of prepayment on loans underlying our assets.

The Federal Reserve is expected to continue to increase the federal funds rate target and continue reducing its balance sheet.  We cannot predict when the Federal Reserve will cease its tightening of monetary policy or move to reduce the federal funds rate target. Further, we cannot predict or control the impact future actions by the Federal Reserve will have on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Computer malware, viruses, computer hacking, and phishing attacks have become more prevalent in our industry. Although we have not detected a material cybersecurity breach of our networks or systems to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. For example, on March 5, 2021, one of the Company’s subservicers informed the Company that a third-party vendor, Accellion, used by the subservicer experienced an information security breach. As a consequence of that breach, the personally identifiable information of certain mortgage loan borrowers underlying the Company’s mortgage servicing rights portfolio was accessed by an unauthorized third party. The subservicer has notified all impacted individuals in accordance with state and federal regulations and has offered those individuals impacted free credit monitoring services for an extended period of time. The subservicer has represented to the Company that the breach does not have a material impact on its ability to perform under its contract with the Company. The subservicer notified the Company in June 2022 that it had a similar breach of its systems in December 2021. These breaches did not have an operational impact on the Company’s systems or network environment.

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

Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, but the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. More recently, at the beginning of the COVID-19 pandemic, the repo financing market experienced a severe liquidity issue resulting in the infusion of additional liquidity by the U.S. Federal Reserve. Similar market disruptions and liquidity issues in the future would increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.

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

Subject to maintaining our qualification as a REIT and applicable exceptions from the definition of “investment company” under the Investment Company Act (as applicable) and satisfying the criteria for no-action relief from the CFTC’s commodity pool operator registration rules, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We can offer no assurance that our Manager will remain our manager or that we will continue to have access to our senior management. We are subject to the risk that our Manager may terminate or elect not to renew the management agreement or that we may deem it necessary to terminate or elect not to renew the management agreement or that our Manager may prevent certain individuals from performing services for us and that no suitable replacement will be found to manage us.

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

Our Manager is a Delaware limited liability company established by Mr. Middleman. The Manager is a party to the Services Agreement with the Services Provider, which is wholly owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman.

We are dependent on our Manager for our day-to-day management and operations. In turn, the Manager is dependent on the performance of Freedom Mortgage under the services agreement. Various potential and actual conflicts of interest may arise from the activities of Freedom Mortgage and its affiliates by virtue of this relationship. The ability of our Manager’s officers and personnel, with the exception of any officers that are dedicated to us, to engage in other business activities may reduce the time our Manager and certain of its officers and personnel spend managing us.

          We may choose not to enforce, or to enforce less vigorously, our rights under our management agreement or our rights as a third party beneficiary to the Services Agreement between our Manager and Freedom Mortgage because of our desire to maintain ongoing relationships with our Manager and Freedom Mortgage. Freedom Mortgage invests in Servicing Related Assets, prime loans or other residential mortgage assets, and there are situations where we compete with Freedom Mortgage or its affiliates for opportunities to acquire Servicing Related Assets or other residential mortgage assets. Freedom Mortgage is a separate and distinct company with its own business interests and will be under no obligation to maintain its current business strategy. Freedom Mortgage will be under no obligation to offer Servicing Related Assets or any other residential mortgage assets to us, and Freedom Mortgage may offer those assets to third parties without offering such assets to us.

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

Termination of our management agreement without cause or an election not to renew the term of the management agreement will result in a significant termination fee payable by us. That fee will increase the effective cost to us of terminating the management agreement or electing not to renew the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	the uncertainty and economic impact of global pandemics, including the COVID-19 pandemic and the resulting impact on market liquidity, the value of assets and availability of financing;
 ,
•	actual or anticipated variations in our quarterly operating results;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield or to seek alternative investments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions and the impact of these conditions on the global credit markets;

•	the operating performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation, changes in monetary policy or other regulatory developments that adversely affect us or our industry.

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

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2022, we have 4,781,635 shares of preferred stock outstanding, including 2,781,635 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of either series of Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. Other than the limited conversion rights afforded to holders of our Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Preferred Stock are not materially and adversely affected.

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

Upon the occurrence of certain changes of control, each holder of our Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined below), we have provided notice of our election to redeem some or all of the shares of Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Preferred Stock that are not called for redemption) to convert some or all of such holder’s Preferred Stock into shares of our common stock (or, under specified circumstances, certain alternative consideration). Notwithstanding that we could not have redeemed our Series A Preferred Stock prior to August 17, 2022 and cannot redeem our Series B Preferred Stock prior to April 15, 2024, we have a special optional redemption right to redeem our Preferred Stock in the event of certain changes of control, and holders of our Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the date the Preferred Stock is to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide notice to the holders of Preferred Stock (the “Change of Control Conversion Date”). We did not redeem any Series A Preferred Stock during the year ended December 31, 2022.

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

It is currently anticipated that the successor rate to be chosen by the calculation agent during the floating rate period will be  3-month CME Term SOFR plus a tenor spread adjustment of 0.26161%. CME Term SOFR is an indicative, forward-looking measurement of the daily overnight secured overnight financing rate (“SOFR”).  CME Term SOFR is published by CME Group Inc.

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

The composition and characteristics of CME Term SOFR are not the same as those of USD LIBOR and there is no guarantee that CME Term SOFR is a comparable substitute for USD LIBOR.

The composition and characteristics of CME Term SOFR are not the same as those of USD LIBOR. CME Term SOFR is derived from daily SOFR, which is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. This means that CME Term SOFR is fundamentally different from USD LIBOR for two key reasons. Daily SOFR is a secured rate, while USD LIBOR is an unsecured rate. As a result, there can be no assurance that CME Term SOFR will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of daily SOFR began in April 2018, daily changes in daily SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.

Because daily SOFR is published by the Federal Reserve Bank of New York based on data received from other sources, we have no control over its determination, calculation or publication. There can be no guarantee that daily SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of holders of the Series B Preferred Stock.

During the floating rate period, under the terms of the Series B Preferred Stock, we will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. It is currently anticipated that the successor rate to be chosen by the calculation agent for dividend periods during the floating rate period will be 3-month CME Term SOFR plus a tenor spread adjustment of 0.26161 per cent., and we assume that the successor rate will be CME Term SOFR for purposes of the following discussion. CME Term SOFR is an indicative, forward-looking measurement of daily SOFR, published by CME Group Inc. In the following discussion of daily SOFR, when we refer to SOFR-linked securities, we mean the Series B Preferred Stock from and including April 15, 2024, and when we refer to “SOFR,” we mean daily SOFR.

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

Because SOFR is published by FRBNY based on data received from other sources, we have no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the interests of investors in SOFR-linked securities. If the manner in which SOFR is calculated is changed, that change may result in a reduction of the amount of dividends payable on SOFR-linked securities, which may adversely affect the trading prices of SOFR-linked securities. If SOFR were to be discontinued or the rate of calculation were to be changed, there can be no assurance that CME Term SOFR would not be negatively affected.  If the rate at which dividends accrue on the Series B Preferred Stock on any day or for any dividend period during the floating rate period declines to zero or becomes negative, no dividends will accrue on the Series B Preferred Stock with respect to that day or dividend period.

FRBNY started publishing SOFR in April 2018. FRBNY has also started publishing historical indicative SOFRs dating back to 2014, although such historical indicative data inherently involves assumptions, estimates and approximations. Holders of the Series B Preferred Stock should not rely on such historical indicative data or on any historical changes or trends in SOFR as an indicator of the future performance of SOFR or CME Term SOFR. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR during the floating rate period may bear little or no relation to the historical actual or historical indicative data. In addition, the return on and value of SOFR-linked securities may fluctuate more than floating rate preferred stock that is linked to less volatile rates. An established trading market for the SOFR-linked securities may never develop or may not be very liquid. Market terms for preferred stock that is linked to SOFR may evolve over time, and as a result, trading prices of SOFR-linked securities may be lower than those of later-issued preferred stock that is linked to SOFR. Similarly, if SOFR does not prove to be widely used in SOFR-linked securities that are similar or comparable to the Series B Preferred Stock, the trading price of the SOFR-linked securities may be lower than those of preferred stock that is linked to rates that are more widely used. Investors in the SOFR-linked securities may not be able to sell the SOFR-linked securities at all or may not be able to sell the SOFR-linked securities at prices that will provide them with a yield comparable to similar investments that have a developed secondary market, and may consequently suffer from increased pricing volatility and market risk.

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

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We may utilize TBAs as a means of investing in and financing Agency RMBS. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of real estate assets, and (ii) any gain recognized by us in connection with the settlement of our TBAs should be treated as qualifying income for purposes of the 75% REIT gross income test. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (plus the 3.8% surtax on net investment income, if applicable). Dividends payable by REITs, however, are generally not eligible for the reduced rates on qualified dividend income. However, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Unless Congress takes action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2022, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Holders

As of March 7, 2023, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2022 and 2021:

	Declaration Date	Record Date	Payment Date	Amount per Share
2022
Fourth Quarter	12/16/2022	12/30/2022	1/31/2023	$0.27
Third Quarter	9/15/2022	9/30/2022	10/25/2022	$0.27
Second Quarter	6/17/2022	6/30/2022	7/26/2022	$0.27
First Quarter	3/11/2022	3/31/2022	4/26/2022	$0.27
2021
Fourth Quarter	12/9/2021	12/31/2021	1/25/2022	$0.27
Third Quarter	9/17/2021	9/30/2021	10/26/2021	$0.27
Second Quarter	6/17/2021	6/30/2021	7/27/2021	$0.27
First Quarter	3/4/2021	3/31/2021	4/27/2021	$0.27

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index, a peer group index, from December 31, 2018 to December 31, 2022. The graph assumes that $100 was invested on December 31, 2017 in our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 30, 2022
Cherry Hill Mortgage Investment Corporation	$106.63	$$99.46	$$72.09	$$73.25	$$61.09
Russel 2000	$88.15	$$110.65	$$132.74	$$152.41	$$121.26
S&P U.S. BMI Mortgage REITs (A)	$97.38	$$116.47	$$92.20	$$105.80	$$78.71
S&P 500	$94.82	$$124.68	$$147.62	$$190.00	$$155.59

Source: S&P Capital IQ Pro

(A)
In addition to the Company, as of December 31, 2022, the S&P U.S. BMI Mortgage REITs Index comprised the following companies: AFC Gamma Inc., AG Mortgage Investment Trust, Inc., AGNC Investment Corp., Angel Oak Mortgage, Inc., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial RE Corporation, Arlington Asset Invt Corp., ARMOUR Residential REIT, Inc., Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Broadmark Realty Capital Inc., Chimera Investment Corporation, Claros Mortgage Trust, Inc., Dynex Capital, Inc., Ellington Financial Inc., Ellington Residential Mortgage REIT, Franklin BSP Realty Trust, Inc., Granite Point Mortgage Trust, Inc., Great Ajax Corp., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp, Lument Finance Trust, Inc., MFA Financial, Inc., New York Mortgage Trust, Inc., NexPoint Real Estate Finance, Inc., Orchid Island Capital, Inc., PennyMac Mortgage Investment Trust, Ready Capital Corporation, Redwood Trust, Inc., Rithm Capital Corp., Sachem Capital Corp., Seven Hills Realty Trust, Starwood Property Trust, Inc., TPG RE Finance Trust, Inc, and Western Asset Mortgage Capital Corporation.

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

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2022:

Equity Incentive Plan Information
As of December 31, 2022

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		915,464
LTIP-OP Units	459,897
Forfeited LTIP-OP Units	(5,832)
Converted LTIP-OP Units	(44,795)
Redeemed LTIP-OP Units	(9,054)
Shares of Common Stock	178,421
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		-

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

This Management’s Discussion and Analysis of Results of Operations and Financial Condition omits discussion and comparison of results of operations and financial condition for the year ended December 31, 2020. That discussion and comparison is included under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the NYSE under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist primarily of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. In the past, we have invested in Agency CMOs consisting of interest only securities (“IOs”) as well as non-Agency RMBS and may do so in the future subject to market conditions and availability of capital. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

Effective January 1, 2020, the Operating Partnership, owned 98.0% by the Company as of December 31, 2022,  contributed substantially all of its assets to CHMI Sub-REIT, Inc. (the “Sub-REIT”) in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into an amendment to the existing At Market Issuance Sales Agreement, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of December 31, 2022, approximately $36.3 million was remaining under the Common Stock ATM Program. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for aggregate gross proceeds of approximately $10.2 million before fees of approximately $200,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2022 and December 31, 2021, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. The Company did not repurchase any common stock pursuant to the repurchase program during the years ended December 31, 2022 and December 31, 2021.

Effects of Federal Reserve Policy on the Company

Since the beginning of 2022, the Federal Reserve has raised the federal funds rate 450 basis points to a range of between 4.25% and 4.5% and has signaled that further rate increases are likely over the course of the year in response to the sharp increase in inflation in the United States. In December 2022, the consumer price index rose 6.5% on a year-over-year basis. In March 2022, the Federal Reserve also ended its monthly asset purchases, including its purchases of agency debt and mortgage-backed securities, and has recently begun reducing its holdings of both U.S. Treasury securities and Agency debt and mortgage-backed securities by $60.0 billion and $35.0 billion, respectively, per month. With these actions, the Federal Reserve has reversed its policy stance from the highly accommodative polices it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds	Average Net Interest Rate Spread
December 31, 2022	4.29%	0.69%	3.60%
September 30, 2022	3.90%	0.77%	3.13%
June 30, 2022	3.56%	0.32%	3.25%
March 31, 2022	2.98%	0.49%	2.49%
December 31, 2021	2.93%	0.62%	2.31%
September 30, 2021	2.94%	0.63%	2.31%
June 30, 2021	2.94%	0.62%	2.32%
March 31, 2021	3.04%	0.53%	2.52%

The Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income or loss in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Item 1A. Risk Factors – Risks Related to Our Business”.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). The change in fair value of MSRs is recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data–Note 9. Fair Value”.

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

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. For information on how interest rates effect net interest income, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Effect on Net Interest Income”.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2022	2021
Income
Interest income	$29,642	$14,956
Interest expense	17,563	5,768
Net interest income	12,079	9,188
Servicing fee income	53,430	54,157
Servicing costs	11,837	13,624
Net servicing income	41,593	40,533
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(99,694)	548
Realized gain (loss) on derivatives, net	1,363	(9,339)
Realized gain on acquired assets, net	12	15
Unrealized gain (loss) on derivatives, net	61,864	(1,745)
Unrealized gain (loss) on investments in Servicing Related Assets	22,976	(11,062)
Total Income	40,193	28,138
Expenses
General and administrative expense	6,305	6,983
Management fee to affiliate	6,629	7,844
Total Expenses	12,934	14,827
Income Before Income Taxes	27,259	13,311
Provision for corporate business taxes	5,070	781
Net Income	22,189	12,530
Net income allocated to noncontrolling interests in Operating Partnership	(450)	(247)
Dividends on preferred stock	9,853	9,853
Net Income Applicable to Common Stockholders	$11,886	$2,430

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2022
Interest income	$-	$29,642	$-	$29,642
Interest expense	3,837	13,726	-	17,563
Net interest income (expense)	(3,837)	15,916	-	12,079
Servicing fee income	53,430	-	-	53,430
Servicing costs	11,837	-	-	11,837
Net servicing income	41,593	-	-	41,593
Other income (expense)	(26,655)	13,176	-	(13,479)
Other operating expenses	2,099	692	10,143	12,934
Provision for corporate business taxes	5,070	-	-	5,070
Net Income (Loss)	$3,932	$28,400	$(10,143)	$22,189

Year Ended December 31, 2021
Interest income	$376	$14,580	$-	$14,956
Interest expense	4,484	1,284	-	5,768
Net interest income (expense)	(4,108)	13,296	-	9,188
Servicing fee income	54,157	-	-	54,157
Servicing costs	13,624	-	-	13,624
Net servicing income	40,533	-	-	40,533
Other income (expense)	(34,103)	12,520	-	(21,583)
Other operating expenses	3,040	717	11,070	14,827
Provision for corporate business taxes	781	-	-	781
Net Income (Loss)	$(1,499)	$25,099	$(11,070)	$12,530

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net assets	$99,653	$119,479	$46,384	$265,516

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Interest Income
Interest income for the year ended December 31, 2022 was $29.6 million as compared to $15.0 million for the year ended December 31, 2021. The $14.6 million increase in interest income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to ATM proceeds being used to purchase new securities, as well as replacing lower yielding securities with higher yielding securities in the existing portfolio coupled with a decrease in price premium amortization driven by lower prepayment speeds.

Interest Expense

Interest expense for the year ended December 31, 2022 was $17.6 million as compared to $5.8 million for the year ended December 31, 2021. The $11.8 million increase in interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was due to a rise in interest rates as well as an increase in the notes payable balance.

Servicing Fee Income

Servicing fee income for the year ended December 31, 2022 was $53.4 million as compared to $54.2 million for the year ended December 31, 2021. The $727,000 decrease in servicing fee income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 resulted from changes in the size of the MSR portfolio.

Servicing Costs

Servicing costs for the year ended December 31, 2022 were $11.8 million as compared to $13.6 million for the year ended December 31, 2021. The $1.8 million decrease in servicing costs for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to changes in the delinquency profile as well as the size of the MSR portfolio.

Realized Gain (Loss) on RMBS, Available-For-Sale, Net

Realized loss on RMBS for the year ended December 31, 2022 was $99.7 million as compared to a gain of $548,000 for the year ended December 31, 2021. The $100.2 million increase in realized loss on RMBS for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to the sale of RMBS securities in response to rising interest rates and an effort to reinvest in higher yielding RMBS securities.

Realized Gain (Loss) on Derivatives, Net

Realized gain on derivatives for the year ended December 31, 2022 was $1.4 million as compared to a loss of $9.3 million for the year ended December 31, 2021. The $10.7 million decrease in realized loss on derivatives for the year ended December 31, 2022 as compared to December 31, 2021 was substantially comprised of an increase of $30.0 million in gains on U.S. treasury futures, an increase of $7.3 million in interest income on interest rate swaps, offset by an increase of $23.1 million in losses on TBAs and an increase of $3.9 million in losses on interest rate swaps.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the year ended December 31, 2022 was $61.9 million as compared to a loss of approximately $1.7 million for the year ended December 31, 2021. The $63.6 million increase in unrealized gain on derivatives for the year ended December 31, 2022 as compared to December 31, 2021 was primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized gain on our investments in Servicing Related Assets for the year ended December 31, 2022 was $23.0 million as compared to an unrealized loss of $11.1 million for the year ended December 31, 2021. The $34.1 million increase in unrealized gain on our investments in Servicing Related Assets for December 31, 2022 as compared to December 31, 2021 was primarily due to changes in valuation inputs or assumptions.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2022 was $6.3 million as compared to $7.0 million for the year ended December 31, 2021. The $678,000 decrease in general and administrative expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to a one-time settlement of claims by a state regulator during the year ended December 31, 2021.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors and officers and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% of net income for each of the years ended December 31, 2022 and December 31, 2021.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2022
Accumulated other comprehensive gain, December 31, 2021	$7,527
Other comprehensive loss	(36,631)
Accumulated other comprehensive loss, December 31, 2022	$(29,104)

Year Ended December 31, 2021
Accumulated other comprehensive gain, December 31, 2020	$35,594
Other comprehensive loss	(28,067)
Accumulated other comprehensive gain, December 31, 2021	$7,527

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and credit spreads. During the years ended December 31, 2022 and December 31, 2021, increases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our RMBS in each of those periods, which is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the years ended December 31, 2022 and December 31, 2021, as compared to the prior year, increased by approximately $3.5 million or $0.04 per average common share, and decreased by approximately $11.8 million or $0.72 per average common share, respectively. EAD for the year ended December 31, 2022 as compared to the year ended December 31, 2021 increased primarily due to changes in interest rates and a decrease in price premium amortization on the Company’s RMBS driven by lower prepayment speeds.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net Income	$22,189	$12,530
Realized loss (gain) on RMBS, net	99,694	(548)
Realized loss on derivatives, net (A)	16,051	26,763
Realized gain on acquired assets, net	(12)	(15)
Unrealized loss (gain) on derivatives, net	(61,864)	1,745
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(53,182)	(16,358)
Tax expense on realized and unrealized gain on MSRs	9,460	4,639
Total EAD:	$32,336	$28,756
EAD attributable to noncontrolling interests in Operating Partnership	(656)	(566)
Dividends on preferred stock	9,853	9,853
EAD Attributable to Common Stockholders	$21,827	$18,337
EAD Attributable to Common Stockholders, per Diluted Share	$1.10	$1.06
GAAP Net Income Per Share of Common Stock, per Diluted Share	$0.60	$0.14

(A)
Excludes drop income on TBA dollar rolls of $6.3 million and $13.1 million and interest rate swap periodic interest income of $11.1 million and $3.8 million, and includes trading expenses of $0 and $539,000 for the years ended December 31, 2022 and December 31, 2021, respectively.

Our Portfolio

MSRs
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.7 billion as of December 31, 2022.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%
MSR Total/Weighted Average	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%

As of December 31, 2021

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%
MSR Total/Weighted Average	$218,727	$20,773,278	3.51%	0.25%	316	25	0.1%

A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/Weighted Average	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2022	December 31, 2021
Weighted Average Asset Yield	4.44%	3.19%
Weighted Average Interest Expense	0.67%	0.73%
Net Interest Spread	3.77%	2.46%

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

Our primary sources of funds for liquidity consist of cash provided by operating activities (primarily income from our investments in RMBS and net servicing income from our MSRs), sales or repayments of RMBS and borrowings under repurchase agreements and our MSR financing arrangements. We may also change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy.

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

Repurchase Agreements

As of December 31, 2022, we had repurchase agreements with 34 counterparties and approximately $826.0 million of outstanding repurchase agreement borrowings from 12 of those counterparties, which were used to finance RMBS. As of December 31, 2022, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2022 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047
March 31, 2021	$1,012,389	$1,118,231	$934,001

The decrease in the Company’s borrowings under its repurchase agreements for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the sale of RMBS securities during 2022 in response to rising interest rates.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3 % and 4.6% as of December 31, 2022 and December 31, 2021, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$750,218	$715,899	4.39%
One to three months	114,418	110,063	4.53%
Total/Weighted Average	$864,636	$825,962	4.41%

As of December 31, 2021

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$297,720	$291,007	0.13%
One to three months	595,168	574,487	0.14%
Total/Weighted Average	$892,888	$865,494	0.14%

The amount of collateral as of December 31, 2022 and December 31, 2021, including cash, was $869.0 million and $905.1 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2022 and December 31, 2021 was 18 days and 38 days, respectively.

MSR Financing

As of December 31, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2022 and December 31, 2021, approximately $68.5 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”). Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2022 and December 31, 2021, approximately $116.0 million and $83.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $59.9 million and $48.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. Our investing activities used cash of approximately $128.2 million and provided cash of approximately $166.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. The cash used by our investing activities during the year ended December 31, 2022 resulted from the purchase of RMBS and MSRs offset by principal paydowns of RMBS. The cash provided by our investment activities during the year ended December 31, 2021 resulted from principal paydowns of RMBS offset by purchases of RMBS and MSRs.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP earnings per share for the years ended December 31, 2022 and December 31, 2021 were $0.60 and $0.14, respectively.

Contractual Obligations

Our contractual obligations as of December 31, 2022 and December 31, 2021 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics
As of December 31, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$825,962	$-	$-	$-	$825,962
Interest on repurchase agreement borrowings(A)	$2,797	$-	$-	$-	$2,797
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$68,500
Interest on Freddie Mac MSR Revolver borrowings	$1,010	$-	$-	$-	$1,010
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$627	$16,406	$98,967	$-	$116,000
Interest on Fannie Mae MSR Revolving Facility	$700	$-	$-	$-	$700

As of December 31, 2021

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$865,494	$-	$-	$-	$865,494
Interest on repurchase agreement borrowings(A)	$135	$-	$-	$-	$135
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$63,000
Interest on Freddie Mac MSR Revolver borrowings	$578	$-	$-	$-	$578
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,566	$75,434	$-	$83,000
Interest on Fannie Mae MSR Revolving Facility	$215	$-	$-	$-	$215

(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2022 and December 31, 2021, respectively, and includes all interest expense incurred through those dates.

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

The term of the Management Agreement expires on October 22, 2023 and will be automatically renewed for a one-year term on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of December 31, 2022, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has raised interest rates this year in response to the sharp increase in inflation and has indicated that it foresees further interest rate increases throughout the year and into 2023. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$305,821	$292,241	$279,739	$268,201	$257,526
Change in FV	$26,082	$12,502	$-	$(11,538)	$(22,213)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$296,237	$288,025	$279,739	$271,707	$264,005
Change in FV	$16,498	$8,286	$-	$(8,032)	$(15,734)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$288,345	$284,042	$279,739	$275,436	$271,133
Change in FV	$8,606	$4,303	$-	$(4,303)	$(8,606)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2021

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$233,342	$225,813	$218,727	$212,050	$205,749
Change in FV	$14,614	$7,085	$-	$(6,677)	$(12,979)
% Change in FV	7%	3%	-	(3)%	(6)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$244,460	$231,026	$218,727	$207,458	$197,103
Change in FV	$25,732	$12,298	$-	$(11,270)	$(21,624)
% Change in FV	12%	6%	-	(5)%	(10)%
Servicing Cost Shift in %
Estimated FV	$225,480	$222,104	$218,727	$215,351	$211,975
Change in FV	$6,752	$3,376	$-	$(3,376)	$(6,752)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes
As of December 31, 2022

		Fair Value Change
	December 31, 2022	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$785,308
RMBS Total Return (%)		0.07%	0.10%	0.09%	0.05%	(0.17)%
RMBS Dollar Return		$571	$814	$723	$357	$(1,298)

As of December 31, 2021

		Fair Value Change
	December 31, 2021	+25 Bps	+50 Bps	+75 Bps	+100 Bps	+150 Bps
RMBS Portfolio
RMBS, available-for-sale, net of swaps	$1,429,335
RMBS Total Return (%)		(0.18)%	(0.49)%	(0.92)%	(1.44)%	(2.74)%
RMBS Dollar Return		$(2,584)	$(7,016)	$(13,110)	$(20,635)	$(39,125)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2022, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2023 expressed an unqualified opinion thereon.

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

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a fair value of $280 million as of December 31, 2022 as included in Notes 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

Auditing the valuation of servicing related assets is complex and required the use of a specialist due to the high degree of judgment in management’s assumptions which are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of servicing related assets including the current market conditions considered by a market participant.

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

To test the valuation of servicing related assets, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow valuation technique, validating the accuracy of model objective inputs to underlying records, and evaluating significant subjective assumptions by comparing to current industry, market and economic trends. We involved our valuation specialists to assist in our evaluation of the Company’s model, valuation methodology, significant assumptions and to independently develop a range of fair values for the MSRs. We evaluated the knowledge, skill and ability, and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company. We compared management’s assumptions and fair value estimates to the assumptions and fair value ranges developed by management’s valuation specialists and our independent range to assess management’s estimate of fair value and identify potential sources of contrary information. We evaluated the Company’s fair value disclosures included in Note 9 for consistency with US GAAP.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY

March 7, 2023

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2022	December 31, 2021
Assets
RMBS, available-for-sale, at fair value (including pledged assets of $815,171 and $892,888, respectively)	$931,431	$953,496
Investments in Servicing Related Assets, at fair value (including pledged assets of $279,739 and $218,727, respectively)	279,739	218,727
Cash and cash equivalents	57,320	63,916
Restricted cash	8,234	12,861
Derivative assets	45,533	10,518
Receivables from unsettled trades	49,803	-
Receivables and other assets	36,765	43,344
Total Assets	$1,408,825	$1,302,862
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$825,962	$865,494
Derivative liabilities	24,718	1,278
Notes payable	183,888	145,268
Dividends payable	8,483	7,056
Due to manager	1,870	1,889
Payables for unsettled trades	78,881	-
Accrued expenses and other liabilities	19,507	3,061
Total Liabilities	$1,143,309	$1,024,046
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2022 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2021, liquidation preference of $69,541 as of December 31, 2022 and liquidation preference of $69,541 as of December 31, 2021	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2022 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2021, liquidation preference of $50,000 as of December 31, 2022 and liquidation preference of $50,000 as of December 31, 2021	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 23,508,130 shares issued and outstanding as of December 31, 2022 and 500,000,000 shares authorized and 18,261,848 shares issued and outstanding as of December 31, 2021	239	187
Additional paid-in capital	344,510	311,255
Accumulated Deficit	(168,989)	(158,483)
Accumulated other comprehensive income (loss)	(29,104)	7,527
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$262,035	$275,865
Non-controlling interests in Operating Partnership	3,481	2,951
Total Stockholders’ Equity	$265,516	$278,816
Total Liabilities and Stockholders’ Equity	$1,408,825	$1,302,862

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2022	2021	2020
Income
Interest income	$29,642	$14,956	$42,841
Interest expense	17,563	5,768	22,134
Net interest income	12,079	9,188	20,707
Servicing fee income	53,430	54,157	65,961
Servicing costs	11,837	13,624	22,640
Net servicing income	41,593	40,533	43,321
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(99,694)	548	(4,640)
Realized loss on investments in MSRs, net	-	-	(11,347)
Realized gain (loss) on derivatives, net	1,363	(9,339)	(9,977)
Realized gain (loss) on acquired assets, net	12	15	(690)
Unrealized gain (loss) on derivatives, net	61,864	(1,745)	48,055
Unrealized gain (loss) on investments in Servicing Related Assets	22,976	(11,062)	(141,900)
Total Income (Loss)	40,193	28,138	(56,471)
Expenses
General and administrative expense	6,305	6,983	7,741
Management fee to affiliate	6,629	7,844	7,770
Total Expenses	12,934	14,827	15,511
Income (Loss) Before Income Taxes	27,259	13,311	(71,982)
Provision for (Benefit from) corporate business taxes	5,070	781	(18,764)
Net Income (Loss)	22,189	12,530	(53,218)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(450)	(247)	979
Dividends on preferred stock	9,853	9,853	9,842
Net Income (Loss) Applicable to Common Stockholders	$11,886	$2,430	$(62,081)
Net Income (Loss) Per Share of Common Stock
Basic	$0.60	$0.14	$(3.67)
Diluted	$0.60	$0.14	$(3.67)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	19,768,286	17,324,362	16,901,537
Diluted	19,795,639	17,345,562	16,919,204

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$22,189	$12,530	$(53,218)
Other comprehensive income (loss):
Unrealized loss on RMBS, available-for-sale, net	(36,631)	(28,067)	(5,820)
Net other comprehensive loss	(36,631)	(28,067)	(5,820)
Comprehensive loss	$(14,442)	$(15,537)	$(59,038)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(293)	(306)	(1,086)
Dividends on preferred stock	9,853	9,853	9,842
Comprehensive loss attributable to common stockholders	$(24,002)	$(25,084)	$(67,794)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2019	16,660,655	$170	4,781,635	$115,281	$299,180	$41,414	$(59,451)	$2,781	$399,375
Issuance of common stock	558,734	5	-	-	3,565	-	-	-	3,570
Repurchase of common stock	(142,531)	-	-	-	(1,748)	-	-	-	(1,748)
Issuance of preferred stock	-	-	-	98	-	-	-	-	98
Conversion of OP units	-	-	-	-	-	-	-	(76)	(76)
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(52,239)	(979)	(53,218)
Other Comprehensive Loss	-	-	-	-	-	(5,820)	-	-	(5,820)
LTIP-OP Unit awards	-	-	-	-	-	-	-	1,012	1,012
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(337)	(337)
Common dividends declared, $1.21 per share	-	-	-	-	-	-	(20,448)	-	(20,448)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,718)	-	(5,718)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	1,184,990	12	-	-	10,258	-	-	-	10,270
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Redemption of OP units for cash	-	-	-	-	-	-	-	(89)	(89)
Net Income before dividends on preferred stock	-	-	-	-	-	-	12,283	247	12,530
Other Comprehensive Loss	-	-	-	-	-	(28,067)	-	-	(28,067)
LTIP-OP Unit awards	-	-	-	-	-	-	-	900	900
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(361)	(361)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(18,930)	-	(18,930)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,732)	-	(5,732)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	5,246,282	52	-	-	33,255	-	-	-	33,307
Net Income before dividends on preferred stock	-	-	-	-	-	-	21,739	450	22,189
Other Comprehensive Loss	-	-	-	-	-	(36,631)	-	-	(36,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	496	496
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(416)	(416)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(22,393)	-	(22,393)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$22,189	$12,530	$(53,218)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, available-for-sale, net	99,694	(548)	4,640
Unrealized (gain) loss on investments in Servicing Related Assets	(22,976)	11,062	141,900
Realized loss on investments in MSRs, net	-	-	11,347
Realized (gain) loss on acquired assets, net	(12)	(15)	690
Realized (gain) loss on derivatives, net	(1,363)	9,339	9,977
Unrealized (gain) loss on derivatives, net	(61,864)	1,745	(48,055)
Amortization of premiums on RMBS, available-for-sale	613	13,514	15,855
Amortization of deferred financing costs	120	188	387
LTIP-OP Unit awards	496	900	1,012
Changes in:
Receivables and other assets, net	6,589	1,304	(9,654)
Due to affiliates	(19)	(1,328)	(372)
Accrued expenses and other liabilities, net	16,446	(684)	(12,124)
Net cash provided by operating activities	$59,913	$48,007	$62,385
Cash Flows From Investing Activities
Purchase of RMBS	(1,080,180)	(583,617)	(982,901)
Principal paydown of RMBS	92,598	246,973	309,502
Proceeds from sale of RMBS	901,788	570,366	1,927,194
Proceeds from sale of MSRs	-	-	15,831
Acquisition of MSRs	(38,036)	(55,375)	(52,957)
Payments for settlement of derivatives	(27,774)	(11,826)	(1,028)
Proceeds from settlement of derivatives	23,402	-	44,757
Net cash provided by (used in) investing activities	$(128,202)	$166,521	$1,260,398
Cash Flows From Financing Activities
Borrowings under repurchase agreements	6,081,968	5,323,587	7,230,592
Repayments of repurchase agreements	(6,121,500)	(5,608,071)	(8,418,252)
Proceeds from derivative financing	56,025	1,595	(9,790)
Proceeds from bank loans	41,500	105,702	18,204
Principal paydown of bank loans	(3,000)	(72,000)	(74,201)
Dividends paid	(30,818)	(28,455)	(32,333)
LTIP-OP Units distributions paid	(416)	(361)	(337)
Conversion of OP units	-	(147)	(76)
Redemption of OP units for cash	-	(89)	-
Issuance of common stock, net of offering costs	33,307	10,270	3,570
Issuance of preferred stock, net of offering costs	-	-	98
Repurchase of common stock	-	-	(1,748)
Net cash provided by (used in) financing activities	$57,066	$(267,969)	$(1,284,273)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(11,223)	$(53,441)	$38,510
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	76,777	130,218	91,708
Cash, Cash Equivalents and Restricted Cash, End of Period	$65,554	$76,777	$130,218
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$10,806	$2,272	$16,687
Cash paid during the period for income taxes	$44	$58	$27
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$8,483	$7,056	$6,725
Sale of RMBS, settled after period end	(49,803)	-	-
Purchase of RMBS, settled after period end	78,881	-	-

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

Effective January 1, 2020, the Operating Partnership, owned 98.0% by the Company as of December 31, 2022, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss is determined on the basis of the cost of the specific investment and is included in earnings. RMBS with a fair value of $49.8 million were sold during the year ended December 31, 2022 and were settled after year end. RMBS with a fair value of $78.9 million were purchased during the year ended December 31, 2022 and were settled after year end. All RMBS purchased and sold during the year ended December 31, 2021 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $3.3 million and $2.3 million at December 31, 2022 and December 31, 2021, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of December 31, 2022 and December 31, 2021. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2022 and December 31, 2021. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.2 million and $2.1 million at December 31, 2022 and December 31, 2021, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $4.1 million and $10.8 million at December 31, 2022 and December 31, 2021, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2022 and December 31, 2021, approximately $99.0 million and $45.6 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Realized gain (loss) on RMBS, net
Gain on RMBS	$50	$5,653	$34,071
Loss on RMBS	(99,744)	(5,105)	(38,711)
Net realized gain (loss) on RMBS (A)	$(99,694)	$548	$(4,640)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Reference Rate Reform - In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform, Deferral of the Sunset Date of Topic 848, which defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company’s adoption of this ASU did not have an impact on the Company’s financial condition, results of operations or financial statement disclosures.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2022
Interest income	$-	$29,642	$-	$29,642
Interest expense	3,837	13,726	-	17,563
Net interest income (expense)	(3,837)	15,916	-	12,079
Servicing fee income	53,430	-	-	53,430
Servicing costs	11,837	-	-	11,837
Net servicing income	41,593	-	-	41,593
Other income (expense)	(26,655)	13,176	-	(13,479)
Other operating expenses	2,099	692	10,143	12,934
Provision for corporate business taxes	5,070	-	-	5,070
Net Income (Loss)	$3,932	$28,400	$(10,143)	$22,189

Year Ended December 31, 2021
Interest income	$376	$14,580	$-	$14,956
Interest expense	4,484	1,284	-	5,768
Net interest income (expense)	(4,108)	13,296	-	9,188
Servicing fee income	54,157	-	-	54,157
Servicing costs	13,624	-	-	13,624
Net servicing income	40,533	-	-	40,533
Other income (expense)	(34,103)	12,520	-	(21,583)
Other operating expenses	3,040	717	11,070	14,827
Provision for corporate business taxes	781	-	-	781
Net Income (Loss)	$(1,499)	$25,099	$(11,070)	$12,530

Year Ended December 31, 2020
Interest income	$2,661	$40,180	$-	$42,841
Interest expense	5,357	16,777	-	22,134
Net interest income (expense)	(2,696)	23,403	-	20,707
Servicing fee income	65,961	-	-	65,961
Servicing costs	22,640	-	-	22,640
Net servicing income	43,321	-	-	43,321
Other expense	(95,864)	(24,635)	-	(120,499)
Other operating expenses	3,457	852	11,202	15,511
Benefit from corporate business taxes	(18,764)	-	-	(18,764)
Net Loss	$(39,932)	$(2,084)	$(11,202)	$(53,218)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net assets	$99,653	$119,479	$46,384	$265,516

December 31, 2021
Investments	$218,727	$953,496	$-	$1,172,223
Other assets	44,506	21,611	64,522	130,639
Total assets	263,233	975,107	64,522	1,302,862
Debt	145,268	865,494	-	1,010,762
Other liabilities	1,847	1,411	10,026	13,284
Total liabilities	147,115	866,905	10,026	1,024,046
Net assets	$116,118	$108,202	$54,496	$278,816

Note 4 — Investments in RMBS

At December 31, 2022, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”). All of the Company’s RMBS are classified as available-for-sale and are, therefore, reported at fair value. Credit related impairment, if any, is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). All other changes in fair value are recorded in other comprehensive income (loss).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/Weighted Average	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

As of December 31, 2021

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS
Fannie Mae	$772,607	$554,151	$9,276	$(3,650)	$559,777	76	(B)	3.09%	2.96%	27
Freddie Mac	484,479	391,700	5,260	(3,241)	393,719	45	(B)	3.02%	2.89%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2022

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83	(B)	4.23%	4.29%	29
Total/Weighted Average	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

As of December 31, 2021

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Over 10 Years	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121	(B)	3.06%	2.93%	28
Total/Weighted Average	$1,257,086	$945,851	$14,536	$(6,891)	$953,496	121		3.06%	2.93%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2022 and December 31, 2021, the Company pledged Agency RMBS with a carrying value of approximately $815.2 million and $892.9 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2022 and December 31, 2021, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for investments in non-Agency RMBS. At December 31, 2022 and at December 31, 2021, all of the Company’s investments in RMBS consist of Agency RMBS.

Both credit related and non-credit related unrealized losses on securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2022 and December 31, 2021, or any impairment charges in earnings during the years ended December 31, 2022 and December 31, 2021.

The following tables summarize the Company’s securities in an unrealized loss position as of the dates indicated (dollars in thousands):

RMBS Unrealized Loss Positions

As of December 31, 2022

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$848,768	$767,412	$(33,214)	$734,198	67	(B)	4.06%	4.10%	29
Total/Weighted Average	$848,768	$767,412	$(33,214)	$734,198	67		4.06%	4.10%	29

As of December 31, 2021

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
Less than Twelve Months	$612,547	$611,306	$(6,783)	$604,523	56	(B)	2.76%	2.62%	29
Twelve or More Months	6,629	6,022	(108)	5,914	1	(B)	3.00%	2.83%	28
Total/Weighted Average	$619,176	$617,328	$(6,891)	$610,437	57		2.77%	2.62%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

MSRs

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $21.7 billion as of December 31, 2022.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,688,353	$279,739	3.49%	25.8	$22,976
MSR Total/Weighted Average	$21,688,353	$279,739	3.49%	25.8	$22,976

As of December 31, 2021

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,773,278	$218,727	3.51%	26.3	$(11,062)
MSR Total/Weighted Average	$20,773,278	$218,727	3.51%	26.3	$(11,062)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	13.5%
Virginia	8.3%
New York	8.2%
Maryland	6.3%
Texas	6.0%
Florida	5.5%
North Carolina	5.1%
All other	47.1%
Total	100.0%

As of December 31, 2021

Percentage of Total Outstanding Unpaid Principal Balance
California	13.8%
Virginia	9.3%
New York	8.8%
Maryland	6.9%
Texas	6.2%
North Carolina	5.6%
All other	49.4%
Total	100.0%

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

Common Stock

On October 9, 2013, the Company completed an initial public offering (the “IPO”) and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement.

Redeemable Preferred Stock

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since August 17, 2022, the Company could have, at its option, redeemed the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any Series A Preferred Stock during the year ended December 31, 2022. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Dividends on the Series A and B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into an amendment to the existing At Market Issuance Sales Agreement, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $36.3 million was remaining as of December 31, 2022. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000. During the year ended December 31, 2021, the Company issued and sold 1,148,398 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $8.88 per share for aggregate gross proceeds of approximately $10.2 million before fees of approximately $200,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the years ended December 31, 2022 and December 31, 2021, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2022 and December 31, 2021, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock			Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited
December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800	)(A)	-	16,378	-	(36,592)		-	(70,014)	$9.77
Number of securities redeemed	-		-	-	9,054	-		-	-
December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250	)(B)	-	-	-	(33,441	)(C)	-	(101,691)	$7.70
Number of securities forfeited	-		4,916	-		-		-	4,916
December 31, 2022	(459,897)		5,832	44,795	9,054	(178,421)		3,155	915,464

(A)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(B)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(C)	Subject to forfeiture in certain circumstances prior to June 17, 2023.

The Company recognized approximately $705,000 and $1.1 million in share-based compensation expense during the years ended December 31, 2022 and December 31, 2021, respectively. There was approximately $513,000 of total unrecognized share-based compensation expense as of December 31, 2022, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2022, the non-controlling interest holders in the Operating Partnership owned 401,446 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$22,189	$12,530	$(53,218)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(450)	(247)	979
Dividends on preferred stock	9,853	9,853	9,842
Net income (loss) applicable to common stockholders	$11,886	$2,430	$(62,081)
Denominator:
Weighted average common shares outstanding	19,768,286	17,324,362	16,901,537
Weighted average diluted shares outstanding	19,795,639	17,345,562	16,919,204
Basic and Diluted EPS:
Basic	$0.60	$0.14	$(3.67)
Diluted	$0.60	$0.14	$(3.67)

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

The term of the Management Agreement expires on October 22, 2023 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

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

The amounts under “Due to Manager” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2022	2021	2020
Management fees	$6,119	$6,844	$6,794
Compensation reimbursement	510	1,000	976
Total	$6,629	$7,844	$7,770

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

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. During the years ended December 31, 2022 and December 31, 2021, Aurora received from RoundPoint $33.5 million and $38.7 million, respectively, in servicing fee income. During the years ended December 31, 2022 and December 31, 2021, Aurora paid RoundPoint $6.1 million and $7.2 million, respectively, in servicing costs. Aurora had servicing receivables of $687,000 and $493,000 from RoundPoint as of December 31, 2022 and December 31, 2021, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the year ended December 31, 2022, Aurora purchased MSRs with an aggregate UPB of approximately $545.2 million from RoundPoint pursuant to the flow agreement for a purchase price of $5.6 million. During the year ended December 31, 2021, Aurora purchased MSRs with an aggregate UPB of approximately $2.6 billion from RoundPoint pursuant to the flow agreement for a purchase price of $21.4 million.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2022	December 31, 2021
Notional amount of interest rate swaps	$1,305,000	$1,448,000
Notional amount of swaptions	-	40,000
Notional amount of TBAs, net	(306,100)	439,000
Notional amount of U.S. treasury futures	(88,700)	(80,600)
Notional amount of options on treasury futures	20,000	-
Total notional amount	$930,200	$1,846,400

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2022	$1,305,000	$15,748	1.53%	3.96%	5.1
December 31, 2021	$1,448,000	$9,883	0.50%	0.73%	6.1

The Company did not have any interest rate swaption agreements as of December 31, 2022. The following table presents information about the Company’s interest rate swaption agreements as of the date indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate(A)	Weighted Average Underlying Years to Maturity(B)	Weighted Average Years to Expiration
December 31, 2021	$40,000	$183	1.90%	LIBOR-BBA%	8.0	0.4

(A)	Floats in accordance with LIBOR.
(B)	Weighted average years to maturity of the underlying swaps from the reporting date.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$518,300	$506,245	$501,682	$(4,563)
Sale contracts	(824,400)	(796,054)	(787,275)	8,778
Net TBA derivatives	$(306,100)	$(289,809)	$(285,593)	$4,215

As of December 31, 2021

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$970,500	$988,173	$987,146	$(1,026)
Sale contracts	(531,500)	(544,346)	(544,327)	19
Net TBA derivatives	$439,000	$443,827	$442,819	$(1,007)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years (A)	$-	$(88,700)	$618
Total	$-	$(88,700)	$618

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$-	$(85,000)	$63
5 years	-	(15,000)	(53)
10 years	19,400	-	(63)
Total	$19,400	$(100,000)	$(53)

(A)	Includes 10-year U.S. treasury futures and 10-year Ultra futures contracts.

The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$70,000	$(50,000)	$234
Total	$70,000	$(50,000)	$234

As of December 31, 2021

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$234
Total	$60,000	$(60,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Year Ended December 31,
Derivatives	2022	2021	2020
Interest rate swaps (A)	$(4,794)	$(884)	$(60,056)
Swaptions	(585)	(1,028)	(505)
TBAs	(27,774)	(4,668)	2,756
U.S. Treasury futures	23,752	(3,670)	42,010
U.S. treasury futures options	(350)	(2,902)	-
Total	$(9,751)	$(13,152)	$(15,795)

(A)	Excludes interest rate swap periodic interest income of $11.1 million, $3.8 million and $5.8 million, for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2022

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$40,466	$-	$40,466	$(40,466)	$-	$-
Interest rate swaptions	-	-	-	-	-	-
TBAs	8,786	(4,571)	4,215	(4,215)	-	-
U.S. treasury futures	618	-	618	(618)	-	-
U.S. treasury futures options	234	-	234	3,630	(3,864)	-
Total Assets	$50,104	$(4,571)	$45,533	$(41,669)	$(3,864)	$-

Liabilities
Repurchase agreements	$825,962	$-	$825,962	$(830,022)	$4,060	$-
Interest rate swaps	24,718	-	24,718	(24,718)	-	-
TBAs	4,571	(4,571)	-	(2,767)	2,767	-
Total Liabilities	$855,251	$(4,571)	$850,680	$(857,507)	$6,827	$-

As of December 31, 2021

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$10,101	$-	$10,101	$(10,101)	$-	$-
Interest rate swaptions	183	-	183	(183)	-	-
TBAs	338	(338)	-	-	-	-
U.S. treasury futures options	234	-	234	430	(664)	-
Total Assets	$10,856	$(338)	$10,518	$(9,854)	$(664)	$-

Liabilities
Repurchase agreements	$865,494	$-	$865,494	$(853,297)	$(12,197)	$-
Interest rate swaps	218	-	218	(218)	-	-
TBAs	1,345	(338)	1,007	(1,007)	-	-
U.S. treasury futures	53	-	53	(53)	-	-
Total Liabilities	$867,110	$(338)	$866,772	$(854,575)	$(12,197)	$-

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

RMBS

The Company holds a portfolio of RMBS that are classified as available for sale and are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2022 and December 31, 2021.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2022 and December 31, 2021.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2022 and December 31, 2021.

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

Recurring Fair Value Measurements

As of December 31, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$483,397	$-	$483,397
Freddie Mac	-	448,034	-	448,034
RMBS total	-	931,431	-	931,431
Derivative assets
Interest rate swaps	-	40,466	-	40,466
TBAs, net	-	4,215	-	4,215
U.S. treasury futures	-	618	-	618
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	45,533	-	45,533
Servicing related assets	-	-	279,739	279,739
Total Assets	$-	$976,964	$279,739	$1,256,703
Liabilities
Derivative liabilities
Interest rate swaps	-	24,718	-	24,718
Derivative liabilities total	-	24,718	-	24,718
Total Liabilities	$-	$24,718	$-	$24,718

As of December 31, 2021

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$559,777	$-	$559,777
Freddie Mac	-	393,719	-	393,719
RMBS total	-	953,496	-	953,496
Derivative assets
Interest rate swaps	-	10,101	-	10,101
Interest rate swaptions	-	183	-	183
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	10,518	-	10,518
Servicing related assets	-	-	218,727	218,727
Total Assets	$-	$964,014	$218,727	$1,182,741
Liabilities
Derivative liabilities
Interest rate swaps	-	218	-	218
TBAs, net	-	1,007	-	1,007
U.S. treasury futures	-	53	-	53
Derivative liabilities total	-	1,278	-	1,278
Total Liabilities	$-	$1,278	$-	$1,278

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2022 and December 31, 2021, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2022 and December 31, 2021 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of December 31, 2022

Level 3
MSRs
Balance at December 31, 2021	$218,727
Purchases and sales:
Purchases	38,592
Other changes (A)	(556)
Purchases and sales	$38,036
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	48,253
Other changes in fair value (B)	(25,277)
Unrealized gain (loss) included in Net Income	$22,976
Balance at December 31, 2022	$279,739

As of December 31, 2021

Level 3
MSRs
Balance at December 31, 2020	$174,414
Purchases and sales:
Purchases	56,638
Other changes (A)	(1,263)
Purchases and sales	$55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	61,881
Other changes in fair value (B)	(72,943)
Unrealized gain (loss) included in Net Income	$(11,062)
Balance at December 31, 2021	$218,727

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$279,739	Discounted cash flow	Constant prepayment speed	4.3% - 18.2%	7.4%
			Uncollected payments	0.5% - 3.2%	0.7%
			Discount rate		9.5%
			Annual cost to service, per loan		$81
TOTAL	$279,739

As of December 31, 2021

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,727	Discounted cash flow	Constant prepayment speed	5.0% - 19.1%	11.5%
			Uncollected payments	0.4% - 2.5%	0.6%
			Discount rate		7.2%
			Annual cost to service, per loan		$76
TOTAL	$218,727

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2022 and December 31, 2021 are described below.

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

Commitments to Purchase/Sell RMBS

As of December 31, 2022 and December 31, 2021, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of December 31, 2022 and December 31, 2021.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $826.0 million and $865.5 million of borrowings under its repurchase agreements as of December 31, 2022 and December 31, 2021, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 18 days and 38 days as of December 31, 2022 and December 31, 2021, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$715,899	4.39%
One to three months	110,063	4.53%
Total/Weighted Average	$825,962	4.41%

As of December 31, 2021

	Repurchase Agreements	Weighted Average Rate
Less than one month	$291,007	0.13%
One to three months	574,487	0.14%
Total/Weighted Average	$865,494	0.14%

There were no overnight or demand securities as of December 31, 2022 or December 31, 2021.

Note 12 — Notes Payable

As of December 31, 2022, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At December 31, 2022 and December 31, 2021, approximately $68.5 million and $63.0 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), to replace the Prior Fannie Mae MSR Financing Facility (as defined below). Under the Fannie Mae MSR Revolving Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2022 and December 31, 2021, approximately $116.0 million and $83.0 million, respectively,was outstanding under the Fannie Mae MSR Revolving Facility.

As noted above, the Fannie Mae MSR Revolving Facility replaced the Prior Fannie Mae MSR Financing Facility. In September 2019, Aurora and QRS III entered into a loan and security agreement (the “Prior Fannie Mae MSR Financing Facility”). Under the Prior Fannie Mae MSR Facility, Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the facility was $200 million, of which $100 million was committed. Borrowings bore interest at a rate equal to a spread over one-month LIBOR subject to a floor. This facility was terminated and replaced in October 2021 with the Fannie Mae MSR Revolving Facility (as defined and discussed above). As a result, there was no outstanding balance under the Prior Fannie Mae MSR Financing Facility at December 31, 2022 and December 31, 2021.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2022

	2023	2024	2025	2026	2027	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$-	$68,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	627	7,868	8,538	98,967	-	116,000
Total	$69,127	$7,868	$8,538	$98,967	$-	$184,500

As of December 31, 2021

	2022	2023	2024	2025	2026	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$63,000	$-	$-	$-	$-	$63,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	571	6,994	7,261	68,174	83,000
Total	$63,000	$571	$6,994	$7,261	$68,174	$146,000

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2022	December 31, 2021
Servicing advances	$15,090	$17,609
Interest receivable	4,381	2,393
Deferred tax asset	15,545	20,614
Other receivables	1,749	2,728
Total other assets	$36,765	$43,344

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2022 and December 31, 2021 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2022	December 31, 2021
Accrued interest on repurchase agreements	$2,796	$132
Accrued interest on notes payable	1,710	864
Accrued expenses	3,804	2,065
Due to counterparties (A)	11,197	-
Total accrued expenses and other liabilities	$19,507	$3,061

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

Note 15 — Summarized Quarterly Results (Unaudited)

The following tables present information about the Company’s quarterly operating results for the periods indicated below (dollars in thousands):

Summarized Quarterly Results

	2022
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$9,906	$8,213	$6,004	$5,519
Interest expense	8,539	4,882	2,502	1,640
Net interest income	1,367	3,331	3,502	3,879
Servicing fee income	13,700	13,426	13,188	13,116
Servicing costs	3,304	2,725	2,615	3,193
Net servicing income	10,396	10,701	10,573	9,923
Other income (loss)
Realized loss on RMBS, available-for-sale, net	(30,701)	(9,735)	(46,036)	(13,222)
Realized gain (loss) on derivatives, net	8,521	6,210	(2,730)	(10,638)
Realized gain on acquired assets, net	-	-	-	12
Unrealized gain (loss) on derivatives, net	(13,526)	33,321	17,613	24,456
Unrealized gain (loss) on investments in Servicing Related Assets	(7,198)	2,293	6,150	21,731
Total Income (Loss)	(31,141)	46,121	(10,928)	36,141
Expenses
General and administrative expense	1,587	1,475	1,499	1,744
Management fee to affiliate	1,597	1,625	1,614	1,793
Total Expenses	3,184	3,100	3,113	3,537
Income (Loss) Before Income Taxes	(34,325)	43,021	(14,041)	32,604
Provision for (Benefit from) corporate business taxes	(1,572)	1,344	1,423	3,875
Net Income (Loss)	(32,753)	41,677	(15,464)	28,729
Net (income) loss allocated to noncontrolling interests in Operating Partnership	702	(866)	347	(633)
Dividends on preferred stock	2,463	2,462	2,465	2,463
Net Income (Loss) Applicable to Common Stockholders	$(34,514)	$38,349	$(17,582)	$25,633
Net Income (Loss) Per Share of Common Stock
Basic	$(1.59)	$1.91	$(0.93)	$1.40
Diluted	$(1.59)	$1.90	$(0.92)	$1.40
Weighted Average Number of Shares of Common Stock Outstanding
Basic	21,648,846	20,123,165	19,007,390	18,252,523
Diluted	21,682,287	20,156,606	19,029,493	18,272,737

	2021
	December 31,	September 30,	June 30,	March 31,
Income
Interest income	$4,529	$3,600	$3,526	$3,301
Interest expense	1,534	1,439	1,341	1,454
Net interest income	2,995	2,161	2,185	1,847
Servicing fee income	13,030	13,839	13,748	13,540
Servicing costs	3,390	3,080	4,072	3,082
Net servicing income	9,640	10,759	9,676	10,458
Other income (loss)
Realized gain (loss) on RMBS, available-for-sale, net	(1,479)	(1,050)	983	2,094
Realized gain (loss) on derivatives, net	(4,688)	1,420	(5,531)	(540)
Realized gain (loss) on acquired assets, net	-	(19)	29	5
Unrealized gain (loss) on derivatives, net	8,233	(5,467)	3,548	(8,059)
Unrealized gain (loss) on investments in Servicing Related Assets	(5,111)	(7,914)	(20,501)	22,464
Total Income (Loss)	9,590	(110)	(9,611)	28,269
Expenses
General and administrative expense	1,547	1,936	1,883	1,617
Management fee to affiliate	1,975	1,959	1,949	1,961
Total Expenses	3,522	3,895	3,832	3,578
Income (Loss) Before Income Taxes	6,068	(4,005)	(13,443)	24,691
Provision for (Benefit from) corporate business taxes	(637)	(215)	(1,830)	3,463
Net Income (Loss)	6,705	(3,790)	(11,613)	21,228
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(130)	77	240	(434)
Dividends on preferred stock	2,463	2,462	2,465	2,463
Net Income (Loss) Applicable to Common Stockholders	$4,112	$(6,175)	$(13,838)	$18,331
Net Income (Loss) Per Share of Common Stock
Basic	$0.23	$(0.36)	$(0.81)	$1.07
Diluted	$0.23	$(0.36)	$(0.81)	$1.07
Weighted Average Number of Shares of Common Stock Outstanding
Basic	17,963,555	17,185,872	17,073,943	17,065,735
Diluted	17,983,769	17,206,086	17,096,124	17,087,959

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Current federal income tax benefit	$-	$(127)	$-
Deferred federal income tax expense (benefit)	4,116	1,180	(16,783)
Deferred state income tax expense (benefit)	954	(272)	(1,981)
Provision for (benefit from) Corporate Business Taxes	$5,070	$781	$(18,764)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
Computed income tax expense (benefit) at federal rate	$5,724	21.0%	$2,795	21.0%	$(15,116)	21.0%
State tax expense (benefit), net of federal tax, if applicable	494	1.8%	120	0.9%	(1,893)	2.6%
Tax provision due to state tax rate change	329	1.2%	(413)	(3.1)%	(87)	0.1%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	185	1.4%	-	-%
Provision to return adjustment	(7)	-%	(6)	-%	(15)	-%
REIT income not subject to tax expense (benefit)	(1,470)	(5.4)%	(1,900)	(14.3)%	(1,653)	2.4%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$5,070	18.6%	$781	5.9%	$(18,764)	26.1%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2022	2021
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

Deferred tax assets
Deferred tax - mortgage servicing rights	$1,082	$10,539
Deferred tax - net operating loss	13,844	10,075
Deferred tax - disallowed business interest expense	619	-
Total net deferred tax assets	$15,545	$20,614

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $59.0 million as of December 31, 2022, which were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of December 31, 2022, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Common Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2022		2021		2020
Dividends per share	$1.08	(A)	$1.08	(B)	$1.34	(C)
Ordinary income	60%		-%		20%
Long-term capital gain	-%		-%		-%
Return of capital	40%		100%		80%

(A)	The entire $0.27 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(B)	The entire $0.27 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(C)	The entire $0.27 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021

Series A Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2022		2021		2020
Dividends per share	$2.05	(A)	$2.05	(B)	$2.05	(C)
Ordinary income	100%		10%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		90%		-%

(A)	The entire $0.51 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(B)	The entire $0.51 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(C)	The entire $0.51 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021

Series B Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2022		2021		2020
Dividends per share	$2.06	(A)	2.06	(B)	2.05	(C)
Ordinary income	100%		10%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		90%		-%

(A)	The entire $0.52 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(B)	The entire $0.52 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
(C)	The entire $0.52 per share dividend declared in December 2020 and paid in January 2021 is treated as received by stockholders in 2021

Note 17 — Subsequent Events

Events subsequent to December 31, 2022 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 7, 2023 expressed an unqualified opinion thereon.

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

March 7, 2023

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2022.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

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
1.1
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2022).

1.2
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed with the SEC on November 7, 2022).

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

Cherry Hill Mortgage Investment Corporation

Date: March 7, 2023	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2023	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2023	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 7, 2023	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 7, 2023	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director