Form 10-Q
period 2023-03-31
Cherry Hill Mortgage Investment Corp
filed 2023-05-08
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of  May 8, 2023, there were 25,796,930 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

“ASU” means the Accounting Standards Update issued by the FASB.

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

“FASB” means the Financial Accounting Standards Board.

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
•
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury and the Board of Governors of the Federal Reserve System (“Federal Reserve”), Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;
•	the Federal Reserve’s potential changes in interest rates;
•
the Company’s ability to qualify and maintain qualification as a REIT under the Code and limitations on the Company’s business due to compliance with requirements for maintaining its qualification as a REIT under the Code;

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2023	December 31, 2022
Assets
RMBS, at fair value (including pledged assets of $1,039,380 and $815,171, respectively)	$1,077,899	$931,431
Investments in Servicing Related Assets, at fair value (including pledged assets of $270,941 and $279,739, respectively)	270,941	279,739
Cash and cash equivalents	54,557	57,320
Restricted cash	14,811	8,234
Derivative assets	23,032	45,533
Receivables from unsettled trades	-	49,803
Receivables and other assets	37,653	36,765
Total Assets	$1,478,893	$1,408,825
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$991,618	$825,962
Derivative liabilities	18,398	24,718
Notes payable	177,928	183,888
Dividends payable	9,067	8,483
Due to manager	1,903	1,870
Payables for unsettled trades	-	78,881
Accrued expenses and other liabilities	15,834	19,507
Total Liabilities	$1,214,748	$1,143,309
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of March 31, 2023 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2022, liquidation preference of $69,541 as of March 31, 2023 and liquidation preference of $69,541 as of December 31, 2022	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of March 31, 2023 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2022, liquidation preference of $50,000 as of March 31, 2023 and liquidation preference of $50,000 as of December 31, 2022	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 25,648,130 shares issued and outstanding as of March 31, 2023 and 500,000,000 shares authorized and 23,508,130 shares issued and outstanding as of December 31, 2022	261	239
Additional paid-in capital	357,182	344,510
Accumulated Deficit	(197,324)	(168,989)
Accumulated other comprehensive loss	(14,465)	(29,104)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$261,033	$262,035
Non-controlling interests in Operating Partnership	3,112	3,481
Total Stockholders’ Equity	$264,145	$265,516
Total Liabilities and Stockholders’ Equity	$1,478,893	$1,408,825

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2023	2022
Income
Interest income	$11,795	$5,519
Interest expense	11,955	1,640
Net interest income (expense)	(160)	3,879
Servicing fee income	13,874	13,116
Servicing costs	2,765	3,193
Net servicing income	11,109	9,923
Other income (loss)
Realized loss on RMBS, net	(981)	(13,222)
Realized loss on derivatives, net	(5,600)	(10,638)
Realized gain on acquired assets, net	-	12
Unrealized loss on RMBS, measured at fair value through earnings, net	(192)	-
Unrealized gain (loss) on derivatives, net	(12,246)	24,456
Unrealized gain (loss) on investments in Servicing Related Assets	(8,668)	21,731
Total Income (Loss)	(16,738)	36,141
Expenses
General and administrative expense	1,523	1,744
Management fee to affiliate	1,680	1,793
Total Expenses	3,203	3,537
Income (Loss) Before Income Taxes	(19,941)	32,604
Provision for (Benefit from) corporate business taxes	(619)	3,875
Net Income (Loss)	(19,322)	28,729
Net (income) loss allocated to noncontrolling interests in Operating Partnership	377	(633)
Dividends on preferred stock	2,463	2,463
Net Income (Loss) Applicable to Common Stockholders	$(21,408)	$25,633
Net Income (Loss) Per Share of Common Stock
Basic	$(0.87)	$1.40
Diluted	$(0.87)	$1.40
Weighted Average Number of Shares of Common Stock Outstanding
Basic	24,662,823	18,252,523
Diluted	24,685,241	18,272,737

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(19,322)	$28,729
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	14,639	(44,535)
Net other comprehensive income (loss)	14,639	(44,535)
Comprehensive loss	$(4,683)	$(15,806)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(91)	(348)
Dividends on preferred stock	2,463	2,463
Comprehensive loss attributable to common stockholders	$(7,055)	$(17,921)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	505,000	5	-	-	4,099	-	-	-	4,104
Net Income before dividends on preferred stock	-	-	-	-	-	-	28,096	633	28,729
Other Comprehensive Loss	-	-	-	-	-	(44,535)	-	-	(44,535)
LTIP-OP Unit awards	-	-	-	-	-	-	-	173	173
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,082)	-	(5,082)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2022	18,766,848	$192	4,781,635	$115,379	$315,354	$(37,008)	$(137,932)	$3,666	$259,651

Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	2,140,000	22	-	-	12,672	-	-	-	12,694
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(18,945)	(377)	(19,322)
Other Comprehensive Income	-	-	-	-	-	14,639	-	-	14,639
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(6,927)	-	(6,927)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2023	25,648,130	$261	4,781,635	$115,379	$357,182	$(14,465)	$(197,324)	$3,112	$264,145

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(19,322)	$28,729
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	981	13,222
Unrealized (gain) loss on investments in Servicing Related Assets	8,668	(21,731)
Realized gain on acquired assets, net	-	(12)
Realized loss on derivatives, net	5,600	10,638
Unrealized loss on RMBS, measured at fair value through earnings, net	192	-
Unrealized (gain) loss on derivatives, net	12,246	(24,456)
Amortization (accretion) of premiums on RMBS	(380)	1,209
Amortization of deferred financing costs	40	-
LTIP-OP Unit awards	117	173
Changes in:
Receivables and other assets, net	(854)	4,882
Due to affiliates	33	1,742
Accrued expenses and other liabilities, net	(3,673)	(633)
Net cash provided by operating activities	$3,648	$13,763
Cash Flows From Investing Activities
Purchase of RMBS	(251,255)	(211,463)
Principal paydown of RMBS	13,033	35,054
Proceeds from sale of RMBS	76,490	250,026
Acquisition of MSRs	129	(5,645)
Payments for settlement of derivatives	(1,553)	(10,362)
Proceeds from settlement of derivatives	5,901	-
Net cash provided by (used in) investing activities	$(157,255)	$57,610
Cash Flows From Financing Activities
Borrowings under repurchase agreements	1,922,370	1,496,531
Repayments of repurchase agreements	(1,756,714)	(1,597,140)
Proceeds from derivative financing	(6,014)	21,390
Proceeds from bank loans	-	13,800
Principal paydown of bank loans	(6,000)	-
Dividends paid	(8,806)	(7,391)
LTIP-OP Units distributions paid	(109)	(91)
Issuance of common stock, net of offering costs	12,694	4,104
Net cash provided by (used in) financing activities	$157,421	$(68,797)
Net Increase in Cash, Cash Equivalents and Restricted Cash	$3,814	$2,576
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	65,554	76,777
Cash, Cash Equivalents and Restricted Cash, End of Period	$69,368	$79,353
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$6,494	$918
Cash paid during the period for income taxes	-	2
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$9,067	$7,210
Sale of RMBS, settled after period end	-	(46,801)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2023
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

Effective January 1, 2020, the Operating Partnership, owned 98.0% by the Company as of March 31, 2023, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make a number of significant estimates and assumptions. These include estimates of the fair value of Servicing Related Assets, RMBS and derivatives; credit losses and other estimates that affect the reported amounts of certain assets, revenues, liabilities and expenses as of the date of, and for the periods covered by, the consolidated financial statements. It is likely that changes in these estimates will occur in the near term. The Company’s estimates are inherently subjective. Actual results could differ from the Company’s estimates, and the differences may be material.

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

Investments in RMBS

Classification – The Company reports all of its investments in RMBS at fair value on its consolidated balance sheets. Pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, the Company may designate a security as held-to-maturity, available-for-sale or trading, at the time of purchase, depending on the Company’s ability and intent to hold the security to maturity. Alternatively, the Company may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments.  Prior to January 1, 2023, the Company designated its RMBS as available-for sale. On January 1, 2023, the Company elected the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on securities classified as available-for sale are reported in “Accumulated other comprehensive loss” within the consolidated balance sheets, whereas unrealized gains and losses on securities for which the Company elected the fair value option are reported in “Unrealized loss on RMBS, measured at fair value through earnings, net” within the consolidated statements of income (loss).

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
Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the three-month period ended March 31, 2023, were settled prior to period-end. RMBS with a fair value of $49.8 million, sold during the year ended December 31, 2022, were settled after year end. RMBS with a fair value of $78.9 million, purchased during the year ended December 31, 2022, were settled after year end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.0 million and $3.3 million at March 31, 2023 and December 31, 2022, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – When the fair value of an available-for-sale designated security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If the Company determines that it intends to sell the security or it is more likely than not that it will be required to sell before recovery, the Company recognizes the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss). If the Company determines it does not intend to sell the security or it is not more likely than not it will be required to sell the security before recovery, the Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company performs a qualitative assessment around whether a credit loss exists and if necessary, it compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision for credit losses on securities in the consolidated statements of income (loss). Since all of the Company’s available-for-sale designated securities are Agency RMBS, the Company does not have an allowance for credit losses.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of March 31, 2023 and December 31, 2022. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2023 and December 31, 2022. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Revenue Recognition – With respect to derivatives that have not been designated as hedges, any payments under, or fluctuations in the fair value of, such derivatives have been recognized currently in “Realized gain (loss) on derivatives, net” and “Unrealized gain (loss) on derivatives, net”, respectively, in the consolidated statements of income (loss). Interest rate swap periodic interest income (expense) is included in “Realized gain (loss) on derivatives, net” in the consolidated statements of income (loss).

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $11.9 million and $4.2 million at March 31, 2023 and December 31, 2022, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $2.9 million and $4.1 million at March 31, 2023 and December 31, 2022, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2023 and December 31, 2022, approximately $103.4 million and $99.0 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The Company did not sell any RMBS measured at fair value through earnings during the three-month period ended March 31, 2023. The following table presents realized gains and losses on available-for-sale RMBS for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Realized gain (loss) on RMBS, net
Gain on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$50
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	(981)	(13,272)
Realized loss on RMBS, net	$(981)	$(13,222)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

The Company considers the applicability and impact of all ASUs issued by the FASB. There are no unadopted ASUs that are expected to have a significant impact on the Company’s consolidated financial statements when adopted or other recently adopted ASUs that had a significant impact on the Company’s consolidated financial statements upon adoption.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2023
Interest income	$-	$11,795	$-	$11,795
Interest expense	873	11,082	-	11,955
Net interest income (expense)	(873)	713	-	(160)
Servicing fee income	13,874	-	-	13,874
Servicing costs	2,765	-	-	2,765
Net servicing income	11,109	-	-	11,109
Other expense	(4,934)	(22,753)	-	(27,687)
Other operating expenses	(563)	(165)	(2,475)	(3,203)
Benefit from corporate business taxes	619	-	-	619
Net Income (Loss)	$5,358	$(22,205)	$(2,475)	$(19,322)

Three Months Ended March 31, 2022
Interest income	$-	$5,519	$-	$5,519
Interest expense	1,253	387	-	1,640
Net interest income (expense)	(1,253)	5,132	-	3,879
Servicing fee income	13,116	-	-	13,116
Servicing costs	3,193	-	-	3,193
Net servicing income	9,923	-	-	9,923
Other income (expense)	(3,366)	25,705	-	22,339
Other operating expenses	(522)	(228)	(2,787)	(3,537)
Provision for corporate business taxes	(3,875)	-	-	(3,875)
Net Income (Loss)	$907	$30,609	$(2,787)	$28,729

Balance Sheet
March 31, 2023
Investments	$270,941	$1,077,899	$-	$1,348,840
Other assets	33,598	41,392	55,063	130,053
Total assets	304,539	1,119,291	55,063	1,478,893
Debt	177,928	991,618	-	1,169,546
Other liabilities	8,702	24,440	12,060	45,202
Total liabilities	186,630	1,016,058	12,060	1,214,748
Net Assets	$117,909	$103,233	$43,003	$264,145

December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

Note 4 — Investments in RMBS

At March 31, 2023, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations (“NRSRO”).

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2023

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$508,440	$463,657	$4,000	$(9,463)	$458,194	40	(B)	4.31%	4.39%	29
Freddie Mac	500,873	456,773	2,453	(11,337)	447,889	38	(B)	4.18%	4.24%	29
RMBS, measured at fair value through earnings
Fannie Mae	62,104	60,590	486	(485)	60,591	6	(B)	4.72%	4.78%	28
Freddie Mac	113,497	111,417	432	(624)	111,225	10	(B)	4.97%	4.97%	29
Total/weighted average RMBS	$1,184,914	$1,092,437	$7,371	$(21,909)	$1,077,899	94		4.35%	4.40%	29

As of December 31, 2022

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2023

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$1,009,313	$920,429	$6,453	$(20,799)	$906,083	78	(B)	4.25%	4.31%	29
RMBS, measured at fair value through earnings
Over 10 Years	175,601	172,008	918	(1,110)	171,816	16	(B)	4.88%	4.90%	29
Total/weighted average RMBS	$1,184,914	$1,092,437	$7,371	$(21,909)	$1,077,899	94		4.35%	4.40%	29

As of December 31, 2022

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83	(B)	4.23%	4.29%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2023 and December 31, 2022, the Company pledged Agency RMBS with a carrying value of approximately $1,039.4 million and $815.2 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s available-for-sale designated securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s available-for-sale designated securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for available-for-sale designated investments in RMBS that are not guaranteed by U.S. government agencies or U.S. government sponsored enterprises. All of the Company’s available-for-sale designated investments in RMBS are guaranteed by U.S. government agencies or U.S. government sponsored enterprises.

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2023 and December 31, 2022, nor any impairment charges in earnings during the three-month periods ended March 31, 2023 and March 31, 2022.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of March 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$656,136	$602,371	$(20,003)	$582,368	50	(B)	3.98%	4.02%	29
Twelve or More Months	27,996	12,078	(797)	11,281	3	(B)	4.00%	3.85%	25
Total/weighted average RMBS, measured at fair value through OCI	$684,132	$614,449	$(20,800)	$593,649	53		3.98%	4.01%	28

As of December 31, 2022

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$848,768	$767,412	$(33,214)	$734,198	67	(B)	4.06%	4.10%	29
Total/weighted average RMBS, measured at fair value through OCI	$848,768	$767,412	$(33,214)	$734,198	67		4.06%	4.10%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $21.3 billion as of March 31,2023.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,273,274	$270,941	3.49%	25.6	$(8,668)
MSR Total/Weighted Average	$21,273,274	$270,941	3.49%	25.6	$(8,668)

As of December 31, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,688,353	$279,739	3.49%	25.8	$22,976
MSR Total/Weighted Average	$21,688,353	$279,739	3.49%	25.8	$22,976

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.5%
Virginia	8.3%
New York	8.2%
Maryland	6.3%
Texas	5.9%
Florida	5.4%
North Carolina	5.1%
All other	47.3%
Total	100.0%

As of December 31, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	13.5%
Virginia	8.3%
New York	8.2%
Maryland	6.3%
Texas	6.0%
Florida	5.5%
North Carolina	5.1%
All other	47.1%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since August 17, 2022, the Company could have, at its option, redeemed the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any Series A Preferred Stock during the three-month period ended March 31, 2023 and the year ended December 31, 2022. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $23.4 million was remaining as of March 31, 2023. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2023 the Company issued and sold 2,140,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.03 per share for gross proceeds of approximately $12.9 million before fees of approximately $258,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program.

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan, which expires by its terms in October 2023, provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
	Issued		Forfeited	Converted	Redeemed	Issued	Forfeited
December 31, 2021	(391,647)		916	44,795	9,054	(144,980)	3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250)	(A)	-	-	-	-	-	(68,250)	$8.40
March 31, 2022	(459,897)		916	44,795	-	(144,980)	3,155	943,989

December 31, 2022	(459,897)		5,832	44,795	9,054	(178,421)	3,155	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(B)	-	-	-	-	-	(92,200)	$6.06
March 31, 2023	(552,097)		5,832	44,795	-	(178,421)	3,155	823,264

(A)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(B)	Subject to forfeiture in certain circumstances prior to January 10, 2026.

The Company recognized approximately $184,000 and $225,000 in share-based compensation expense during the three-month periods ended March 31, 2023 and March 31, 2022, respectively. There was approximately $915,000 of total unrecognized share-based compensation expense as of March 31, 2023, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2023, the non-controlling interest holders in the Operating Partnership owned 482,172 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(19,322)	$28,729
Net (income) loss allocated to noncontrolling interests in Operating Partnership	377	(633)
Dividends on preferred stock	2,463	2,463
Net income (loss) applicable to common stockholders	$(21,408)	$25,633
Denominator:
Weighted average common shares outstanding	24,662,823	18,252,523
Weighted average diluted shares outstanding	24,685,241	18,272,737
Basic and Diluted EPS:
Basic	$(0.87)	$1.40
Diluted	$(0.87)	$1.40

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

The amounts under “Due to Manager” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended March 31,
	2023	2022
Management fees	$1,540	$1,678
Compensation reimbursement	140	115
Total	$1,680	$1,793

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal for additional terms equal to the initial term unless either party chooses not to renew. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, the sub-servicer agrees to service the applicable mortgage loans in accordance with applicable law. During the three-month periods ended March 31, 2023 and March 31, 2022, Aurora received from RoundPoint $8.2 million and $8.6 million, respectively, in servicing fee income. During the three-month periods ended March 31, 2023 and March 31, 2022, Aurora paid RoundPoint $1.3 million and $1.7 million, respectively, in servicing costs. Aurora had servicing receivables of $3.0 million and $687,000 from RoundPoint as of March 31, 2023 and December 31, 2022, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month periods ended March 31, 2023 and March 31, 2022, Aurora purchased MSRs with an aggregate UPB of approximately $987,000 and $57.0 million, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $5,000 and $650,000, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2023	December 31, 2022
Notional amount of interest rate swaps	$1,286,300	$1,305,000
Notional amount of TBAs, net	(387,200)	(306,100)
Notional amount of U.S. treasury futures	221,800	(88,700)
Notional amount of options on treasury futures	-	20,000
Total notional amount	$1,120,900	$930,200

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2023	$1,286,300	$16,953	1.54%	4.51%	4.8
December 31, 2022	$1,305,000	$15,748	1.53%	3.96%	5.1

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As March 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$461,300	$460,249	$462,085	$1,836
Sale contracts	(848,500)	(820,694)	(830,857)	(10,163)
Net TBA derivatives	$(387,200)	$(360,445)	$(368,772)	$(8,327)

As of December 31, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$518,300	$506,245	$501,682	$(4,563)
Sale contracts	(824,400)	(796,054)	(787,275)	8,778
Net TBA derivatives	$(306,100)	$(289,809)	$(285,593)	$4,215

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of March 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$244,800	$-	$(65)
5 years	101,100	-	(927)
10 years(A)	-	(124,100)	(3,075)
Total	$345,900	$(124,100)	$(4,067)

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years(A)	$-	$(88,700)	$618
Total	$-	$(88,700)	$618

(A)	Includes 10-year U.S. treasury futures and 10-year Ultra futures contracts.

The following table presents information about the Company’s U.S. treasury futures options agreements as of the dates indicated (dollars in thousands):

As of March 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$30,000	$(30,000)	$75
Total	$30,000	$(30,000)	$75

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$70,000	$(50,000)	$234
Total	$70,000	$(50,000)	$234

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
Derivatives	2023	2022
Interest rate swaps(A)	$(17,830)	$(1,191)
TBAs	5,901	(15,443)
U.S. Treasury futures	(1,414)	5,270
U.S. treasury futures options	(140)	(190)
Total	$(13,483)	$(11,554)

(A)	Excludes interest rate swap periodic interest income of $7.9 million and $915,000, for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2023

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$22,957	$-	$22,957	$(22,957)	$-	$-
TBAs	1,836	(1,836)	-	-	-	-
U.S. treasury futures options	75	-	75	6,207	(6,282)	-
Total Assets	$24,868	$(1,836)	$23,032	$(16,750)	$(6,282)	$-

Liabilities
Repurchase agreements	$991,618	$-	$991,618	$(996,227)	$4,609	$-
Interest rate swaps	6,004	-	6,004	(6,004)	-	-
TBAs	10,163	(1,836)	8,327	(2,889)	(5,438)	-
U.S. treasury futures	4,067	-	4,067	(4,067)	-	-
Total Liabilities	$1,011,852	$(1,836)	$1,010,016	$(1,009,187)	$(829)	$-

As of December 31, 2022

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$40,466	$-	$40,466	$(40,466)	$-	$-
Interest rate swaptions	-	-	-	-	-	-
TBAs	8,786	(4,571)	4,215	(4,215)	-	-
U.S. treasury futures	618	-	618	(618)	-	-
U.S. treasury futures options	234	-	234	3,630	(3,864)	-
Total Assets	$50,104	$(4,571)	$45,533	$(41,669)	$(3,864)	$-

Liabilities
Repurchase agreements	$825,962	$-	$825,962	$(830,022)	$4,060	$-
Interest rate swaps	24,718	-	24,718	(24,718)	-	-
TBAs	4,571	(4,571)	-	(2,767)	2,767	-
Total Liabilities	$855,251	$(4,571)	$850,680	$(857,507)	$6,827	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2023 and December 31, 2022.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2023 and December 31, 2022.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2023 and December 31, 2022.

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

Recurring Fair Value Measurements

As of March 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$518,785	$-	$518,785
Freddie Mac	-	559,114	-	559,114
RMBS total	-	1,077,899	-	1,077,899
Derivative assets
Interest rate swaps	-	22,957	-	22,957
U.S. treasury futures options	-	75	-	75
Derivative assets total	-	23,032	-	23,032
Servicing related assets	-	-	270,941	270,941
Total Assets	$-	$1,100,931	$270,941	$1,371,872
Liabilities
Derivative liabilities
Interest rate swaps	-	6,004	-	6,004
TBAs, net	-	8,327	-	8,327
U.S. treasury futures	-	4,067	-	4,067
Derivative liabilities total	-	18,398	-	18,398
Total Liabilities	$-	$18,398	$-	$18,398

As of December 31, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$483,397	$-	$483,397
Freddie Mac	-	448,034	-	448,034
RMBS total	-	931,431	-	931,431
Derivative assets
Interest rate swaps	-	40,466	-	40,466
TBAs, net	-	4,215	-	4,215
U.S. treasury futures	-	618	-	618
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	45,533	-	45,533
Servicing related assets	-	-	279,739	279,739
Total Assets	$-	$976,964	$279,739	$1,256,703
Liabilities
Derivative liabilities
Interest rate swaps	-	24,718	-	24,718
Derivative liabilities total	-	24,718	-	24,718
Total Liabilities	$-	$24,718	$-	$24,718

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2023 and December 31, 2022 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

As of March 31, 2023

Level 3
MSRs
Balance at December 31, 2022	$279,739
Purchases and sales:
Purchases	5
Other changes (A)	(135)
Purchases and sales:	$(130)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(4,445)
Other changes in fair value (B)	(4,223)
Unrealized gain (loss) included in Net Income	$(8,668)
Balance at March 31, 2023	$270,941

As of December 31, 2022

Level 3
MSRs
Balance at December 31, 2021	$218,727
Purchases and sales:
Purchases	38,592
Other changes (A)	(556)
Purchases and sales:	$38,036
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	48,253
Other changes in fair value (B)	(25,277)
Unrealized gain (loss) included in Net Income	$22,976
Balance at December 31, 2022	$279,739

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$270,941	Discounted cash flow	Constant prepayment speed	4.9% - 24.1%	7.4%
			Uncollected payments	0.5% - 3.7%	0.7%
			Discount rate		9.2%
			Annual cost to service, per loan		$83
TOTAL	$270,941

As of December 31, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$279,739	Discounted cash flow	Constant prepayment speed	4.3% -18.2%	7.4%
			Uncollected payments	0.5% - 3.2%	0.7%
			Discount rate		9.5%
			Annual cost to service, per loan		$81
TOTAL	$279,739

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2023 and December 31, 2022 are described below.

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

Commitments to Purchase/Sell RMBS

As of March 31, 2023 and December 31, 2022, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of March 31, 2023 and December 31, 2022.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $991.6 million and $826.0 million of borrowings under its repurchase agreements as of March 31, 2023 and December 31, 2022, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 16 days and 18 days as of March 31, 2023 and December 31, 2022. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$954,858	4.87%
One to three months	36,760	4.92%
Total/Weighted Average	$991,618	4.87%

As of December 31, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$715,899	4.39%
One to three months	110,063	4.53%
Total/Weighted Average	$825,962	4.41%

There were no overnight or demand securities as of March 31, 2023 or December 31, 2022.

Note 12 — Notes Payable

As of March 31, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2023 and December 31, 2022, approximately $66.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2023 and December 31, 2022, approximately $112.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2023

	2023	2024	2025	2026	2027	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$66,500	$-	$-	$-	$-	$66,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	610	7,641	8,282	95,467	-	112,000
Total	$67,110	$7,641	$8,282	$95,467	$-	$178,500

As of December 31, 2022

	2023	2024	2025	2026	2027	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$-	$68,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	627	7,868	8,538	98,967	-	116,000
Total	$69,127	$7,868	$8,538	$98,967	$-	$184,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2023	December 31, 2022
Servicing advances	$10,584	$15,090
Interest receivable	5,417	4,381
Deferred tax asset	16,164	15,545
Other receivables	5,488	1,749
Total other assets	$37,653	$36,765

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2023	December 31, 2022
Accrued interest on repurchase agreements	$4,344	$2,796
Accrued interest on notes payable	1,926	1,710
Accrued expenses	1,864	3,804
Due to counterparties (A)	7,700	11,197
Total accrued expenses and other liabilities	$15,834	$19,507

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of Sub-REIT, to be treated as a TRS of the Company, and all activities conducted through CHMI Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred federal income tax expense (benefit)	$(537)	$3,295
Deferred state income tax expense (benefit)	(82)	580
Provision for (Benefit from) Corporate Business Taxes	$(619)	$3,875

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2023		2022
Computed income tax expense (benefit) at federal rate	$(4,189)	21.0%	$6,847	21.0%
State tax expense (benefit), net of federal tax, if applicable	(64)	0.3%	459	1.4%
REIT income not subject to tax expense (benefit)	3,634	(18.2)%	(3,431)	(10.5)%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$(619)	3.1%	$3,875	11.9%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	March 31, 2023	December 31, 2022
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

Deferred tax assets
Deferred tax - mortgage servicing rights	$624	$1,082
Deferred tax - net operating loss	14,732	13,844
Deferred tax - other	808	619
Total net deferred tax assets	$16,164	$15,545

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $62.8 million as of March 31, 2023, which were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017 (“2017 Tax Act”). As of March 31, 2023, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

Events subsequent to March 31, 2023 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended March 31, 2023 compared to the immediately preceding prior quarter ended December 31, 2022.

General

We are a public residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013 following the completion of our initial public offering and a concurrent private placement. Our common stock, our 8.20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively. We are externally managed by our Manager, Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.

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

Effective January 1, 2020, the Operating Partnership, owned 98.0% by the Company as of March 31, 2023,  contributed substantially all of its assets to Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, as defined below, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations.  As of March 31, 2023, approximately $23.4 million was remaining under the Common Stock ATM Program. During the three-month period ended March 31, 2023, the Company issued and sold 2,140,000 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.03 per share for gross proceeds of approximately $12,905,000 million before fees of approximately $258,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three-month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2023 and the year ended December 31, 2022, the Company did not repurchase any common stock pursuant to the repurchase program.

Effects of Federal Reserve Policy on the Company

Since March of 2022, the Federal Reserve has raised the federal funds rate 475 basis points to a range of between 4.75% and 5.0% and has signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. In March 2023, the consumer price index rose 5.0% on a year-over-year basis. Although inflation has eased somewhat over the past few months, it is still unclear how much the Federal Reserve will further increase interest rates to bring inflation down to its 2% percent target.

In March 2022, the Federal Reserve also ended its monthly asset purchases, including its purchases of agency debt and mortgage-backed securities, and has been reducing its holdings of both U.S. Treasury securities and Agency debt and mortgage-backed securities by $60.0 billion and $35.0 billion, respectively, per month. With these actions, the Federal Reserve has reversed its policy stance from the highly accommodative polices it adopted in 2020 in response to the macro-economic effects of the COVID-19 pandemic.

The ending of the Federal Reserve’s highly accommodative polices and initiation of a series of increases in the federal funds rate and reductions in the size of its balance sheet (referred to as “quantitative tightening”) have resulted in higher interest rates across asset classes, including for Agency RMBS. These actions also may reduce economic activity in the United States, as well as decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is expected to be partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. Any benefit we expect to receive from lower prepayments on the mortgages underlying our MSRS and RMBS could be offset by increased volatility in the market and increased hedging costs attributable to such volatility.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds(A)	Average Net Interest Rate Spread
March 31, 2023	4.40%	0.73%	3.68%
December 31, 2022	4.29%	0.69%	3.60%
September 30, 2022	3.90%	0.77%	3.13%
June 30, 2022	3.56%	0.32%	3.25%

(A) Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income (loss) in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

All of our investments in RMBS are reported at their fair value. At the time of purchase, ASC 320, Investments – Debt and Equity Securities requires us to designate a security as held-to-maturity, available-for-sale or trading, depending on our ability to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments. Prior to January 1, 2023, we designated all our investments in RMBS as available-for-sale. On January 1, 2023, we began electing the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on RMBS classified as available-for-sale are reported in accumulated other comprehensive income, whereas unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss).

We evaluate the cost basis of our available-for-sale RMBS on a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If we determine that we intend to sell the security or it is more likely than not that we will be required to sell before recovery, we recognize the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss).  If we determine we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery, we must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we perform a qualitative assessment around whether a credit loss exists and if necessary, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision (reversal) for credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security is reflected in realized loss on RMBS, net in the consolidated statements of income (loss).

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

Investments in Securities

Prior to fiscal year 2023, we designated all our investments in RMBS as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. On January 1, 2023, we began electing the fair value option of accounting pursuant to ASC 825, Financial Instruments, for all RMBS acquired after such date. Unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss). Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 4. Investments in RMBS and Note 9. Fair Value”.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended
	March 31, 2023	December 31, 2022
Income
Interest income	$11,795	$9,906
Interest expense	11,955	8,539
Net interest (expense)	(160)	1,367
Servicing fee income	13,874	13,700
Servicing costs	2,765	3,304
Net servicing income	11,109	10,396
Other income (loss)
Realized loss on RMBS, net	(981)	(30,701)
Realized gain (loss) on derivatives, net	(5,600)	8,521
Unrealized loss on RMBS, measured at fair value through earnings, net	(192)	-
Unrealized loss on derivatives, net	(12,246)	(13,526)
Unrealized loss on investments in Servicing Related Assets	(8,668)	(7,198)
Total Loss	(16,738)	(31,141)
Expenses
General and administrative expense	1,523	1,587
Management fee to affiliate	1,680	1,597
Total Expenses	3,203	3,184
Loss Before Income Taxes	(19,941)	(34,325)
Benefit from corporate business taxes	(619)	(1,572)
Net Loss	(19,322)	(32,753)
Net loss allocated to noncontrolling interests in Operating Partnership	377	702
Dividends on preferred stock	2,463	2,463
Net Loss Applicable to Common Stockholders	$(21,408)	$(34,514)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2023
Interest income	$-	$11,795	$-	$11,795
Interest expense	873	11,082	-	11,955
Net interest income (expense)	(873)	713	-	(160)
Servicing fee income	13,874	-	-	13,874
Servicing costs	2,765	-	-	2,765
Net servicing income	11,109	-	-	11,109
Other expense	(4,934)	(22,753)	-	(27,687)
Other operating expenses	(563)	(165)	(2,475)	(3,203)
Benefit from corporate business taxes	619	-	-	619
Net Income (Loss)	$5,358	$(22,205)	$(2,475)	$(19,322)

Three Months Ended December 31, 2022
Interest income	$-	$9,906	$-	$9,906
Interest expense	818	7,721	-	8,539
Net interest income (expense)	(818)	2,185	-	1,367
Servicing fee income	13,700	-	-	13,700
Servicing costs	3,304	-	-	3,304
Net servicing income	10,396	-	-	10,396
Other expense	(5,672)	(37,232)	-	(42,904)
Other operating expenses	(530)	(150)	(2,504)	(3,184)
Benefit from corporate business taxes	1,572	-	-	1,572
Net Income (Loss)	$4,948	$(35,197)	$(2,504)	$(32,753)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2023
Investments	$270,941	$1,077,899	$-	$1,348,840
Other assets	33,598	41,392	55,063	130,053
Total assets	304,539	1,119,291	55,063	1,478,893
Debt	177,928	991,618	-	1,169,546
Other liabilities	8,702	24,440	12,060	45,202
Total liabilities	186,630	1,016,058	12,060	1,214,748
Net Assets	$117,909	$103,233	$43,003	$264,145

December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

 Interest Income

Interest income for the three-month period ended March 31, 2023 was $11.8 million as compared to $9.9 million for the three-month period ended December 31, 2022. The increase of $1.9 million in interest income was primarily due to the ATM proceeds being used to purchase new securities, as well as replacing lower yielding securities with higher yielding securities in the existing portfolio.

Interest Expense

Interest expense for the three-month period ended March 31, 2023 was $12.0 million as compared to $8.5 million for the three-month period ended December 31, 2022. The increase of $3.5 million in interest expense was due to a rise in interest rates as well as an increase in repurchase liabilities.

 Servicing Fee Income

Servicing fee income for the three-month period ended March 31, 2023 was $13.9 million as compared to $13.7 million for the three-month period ended December 31, 2022. The change in servicing fee income was nominal.

Servicing Costs

Servicing costs for the three-month period ended March 31, 2023 were $2.8 million as compared to $3.3 million for the three-month period ended December 31, 2022. The decrease of $540,000 in servicing costs was due to timing of interest payments on escrowed loans as well as the size of the MSR portfolio.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended March 31, 2023 was approximately $981,000 as compared to $30.7 million for the three-month period ended December 31, 2022. The decrease of $29.7 million in realized loss on RMBS was due to fewer sales of RMBS securities during the three-month period ended March 31, 2023.

Realized Loss on Derivatives, Net

Realized loss on derivatives for the three-month period ended March 31, 2023 was approximately $5.6 million as compared to a gain of $8.5 million for the three-month period ended December 31, 2022. The increase of $14.1 million in realized loss on derivatives was substantially comprised of an increase of $17.8 million in losses on interest rate swaps and an increase of $6.1 million in losses on U.S. Treasury futures, offset by an increase of $7.5 million in gains on TBAs and an increase of $2.3 million in interest rate swaps periodic interest income due to changes in interest rates.

Unrealized Loss on Derivatives

Unrealized loss on derivatives for the three-month period ended March 31, 2023 was approximately $12.2 million as compared to $13.5 million for the three-month period ended December 31, 2022. The decrease of $1.3 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2023 was approximately $8.7 million as compared to $7.2 million for the three-month period ended December 31, 2022. The increase of $1.5 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for the three-month period ended March 31, 2023 was $1.5 million as compared to $1.6 million for the three-month period ended December 31, 2022. The change in general and administrative expense was nominal.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 2.1% of net income for the three-month periods ended March 31, 2023 and December 31, 2022, respectively. The decrease was due to the issuance of additional shares of common stock during the three-month period ended March 31, 2023.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	14,639
Accumulated other comprehensive loss, March 31, 2023	$(14,465)

Three Months Ended December 31, 2022
Accumulated other comprehensive loss, September 30, 2022	$(70,759)
Other comprehensive income	41,655
Accumulated other comprehensive loss, December 31, 2022	$(29,104)

 Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended March 31, 2023 a decline in interest rates caused a net unrealized gain on our available-for-sale RMBS, which is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and

•	earnings available for distribution per average common share.

          Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, unrealized gain (loss) on RMBS measured at fair value through earnings, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized loss on derivatives, net” on the consolidated statements of income (loss). EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

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

Earnings Available for Distribution

EAD for the three-month period ended March 31, 2023 as compared to the three month period ended December 31, 2022 decreased by approximately $43,000, or $0.03 per average common share. The decrease in EAD was primarily driven by higher overall interest expense on repurchase agreements relating to current and newly-purchased RMBS as well as a decrease in drop income on TBA dollar rolls. The decrease in EAD per average common share was primarily due to the issuance of additional shares of common stock during the three-month period ended March 31, 2023.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,2023	December 31, 2022
Net Loss	$(19,322)	$(32,753)
Realized loss on RMBS, net	981	30,701
Realized loss (gain) on derivatives, net (A)	14,021	(2,180)
Unrealized loss on RMBS, measured at fair value through earnings, net	192	-
Unrealized loss on derivatives, net	12,246	13,526
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(739)	(1,206)
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	459	(217)
Total EAD:	$7,838	$7,871
EAD attributable to noncontrolling interests in Operating Partnership	(153)	(143)
Dividends on preferred stock	2,463	2,463
EAD Attributable to Common Stockholders	$5,222	$5,265
EAD Attributable to Common Stockholders, per Diluted Share	$0.21	$0.24
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.87)	$0.24

(A)
Excludes drop income on TBA dollar rolls of $538,000 and $749,000 and interest rate swap periodic interest income of $7.9 million and $5.6 million, for the three-month periods ended March 31, 2023 and December 31, 2022, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $21.3 billion as of March 31, 2023.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

 As of March 31, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$270,941	$21,273,274	3.49%	0.25%	307	34	0.1%
MSR Total/Weighted Average	$270,941	$21,273,274	3.49%	0.25%	307	34	0.1%

As of December 31, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%
MSR Total/Weighted Average	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

 RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of March 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$508,440	$463,657	$4,000	$(9,463)	$458,194	40	(B)	4.31%	4.39%	29
Freddie Mac	500,873	456,773	2,453	(11,337)	447,889	38	(B)	4.18%	4.24%	29
RMBS, measured at fair value through earnings
Fannie Mae	62,104	60,590	486	(485)	60,591	6	(B)	4.72%	4.78%	28
Freddie Mac	113,497	111,417	432	(624)	111,225	10	(B)	4.97%	4.97%	29
Total/weighted average RMBS	$1,184,914	$1,092,437	$7,371	$(21,909)	$1,077,899	94		4.35%	4.40%	29

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2023	December 31, 2022
Weighted Average Asset Yield	4.18%	4.44%
Weighted Average Interest Expense(A)	0.77%	0.67%
Net Interest Spread	3.41%	3.77%

(A) Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of March 31, 2023, we had repurchase agreements with 34 counterparties and approximately $991.6 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of March 31, 2023, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2023 was approximately 4.1%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416
June 30, 2021	$858,269	$897,047	$897,047

The increase in the Company’s borrowings under its repurchase agreements as of March 31, 2023 as compared December 31, 2022 was primarily due to the ATM proceeds being used to purchase new RMBS securities, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.1% and 4.3% as of March 31, 2023 and December 31, 2022, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2023

	RMBS MarketValue	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,001,205	$954,858	4.87%
One to three months	38,175	36,760	4.92%
Total/Weighted Average	$1,039,380	$991,618	4.87%

As of December 31, 2022

	RMBS MarketValue	Repurchase Agreements	Weighted Average Rate
Less than one month	$750,218	$715,899	4.39%
One to three months	114,418	110,063	4.53%
Total/Weighted Average	$864,636	$825,962	4.41%

The amount of collateral as of March 31, 2023 and December 31, 2022, including cash, was $1,047.9 million and $869.0 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2023 and December 31, 2022 was 16 days and 18 days, respectively.

 MSR Financing

As of March 31, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2022, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at an adjustable rate equal to a spread above one-month LIBOR. At March 31, 2023 and December 31, 2022, approximately $66.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over one-month LIBOR subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2023 and December 31, 2022, approximately $112.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $3.6 million and our investing activities used cash of approximately $157.3 million for the three-month period ended March 31, 2023.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended March 31, 2023 and December 31, 2022 was $0.87 and $1.59, respectively.

Contractual Obligations

Our contractual obligations as of March 31, 2023 and December 31, 2022 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$991,618	$-	$-	$-	$991,618
Interest on repurchase agreement borrowings(A)	$4,346	$-	$-	$-	$4,346
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$66,500	$-	$-	$-	$66,500
Interest on Freddie Mac MSR Revolver borrowings	$1,203	$-	$-	$-	$1,203
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$2,462	$16,248	$93,290	$-	$112,000
Interest on Fannie Mae MSR Revolving Facility	$722	$-	$-	$-	$722

As of December 31, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$825,962	$-	$-	$-	$825,962
Interest on repurchase agreement borrowings(A)	$2,797	$-	$-	$-	$2,797
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$68,500
Interest on Freddie Mac MSR Revolver borrowings	$1,010	$-	$-	$-	$1,010
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$627	$16,406	$98,967	$-	$116,000
Interest on Fannie Mae MSR Revolving Facility	$700	$-	$-	$-	$700

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2023 and December 31, 2022, respectively, and includes all interest expense incurred through those dates.

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

Subservicing Agreements

As of March 31, 2023, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company,” the Federal Reserve has raised interest rates this year in response to the sharp increase in inflation and has indicated that it may increase interest rate further throughout the year. Higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$295,585	$282,767	$270,941	$260,006	$249,870
Change in FV	$24,645	$11,826	$-	$(10,935)	$(21,071)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$287,603	$279,323	$270,941	$262,772	$254,920
Change in FV	$16,663	$8,382	$-	$(8,169)	$(16,021)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$279,665	$275,303	$270,941	$266,579	$262,216
Change in FV	$8,725	$4,362	$-	$(4,362)	$(8,725)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$305,821	$292,241	$279,739	$268,201	$257,526
Change in FV	$26,082	$12,502	$-	$(11,538)	$(22,213)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$296,237	$288,025	$279,739	$271,707	$264,005
Change in FV	$16,498	$8,286	$-	$(8,032)	$(15,734)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$288,345	$284,042	$279,739	$275,436	$271,133
Change in FV	$8,606	$4,303	$-	$(4,303)	$(8,606)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2023

		Fair Value Change
	March 31, 2023	-75 Bps	-50 Bps	-25 Bps	+25 Bps	+50 Bps	+75 Bps
RMBS Portfolio
RMBS, net of swaps	$832,591
RMBS Total Return (%)		(0.42)%	(0.22)%	(0.09)%	0.03%	0.01%	(0.06)%
RMBS Dollar Return		$(3,498)	$(1,853)	$(713)	$236	$100	$(477)

As of December 31, 2022

		Fair Value Change
	December 31, 2022	-75 Bps	-50 Bps	-25 Bps	+25 Bps	+50 Bps	+75 Bps
RMBS Portfolio
RMBS, net of swaps	$785,308
RMBS Total Return (%)		(0.43)%	(0.23)%	(0.09)%	0.04%	0.03%	(0.02)%
RMBS Dollar Return		$(3,346)	$(1,840)	$(683)	$275	$229	$(120)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2023, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2023, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT
CORPORATION

May 8, 2023	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

May 8, 2023	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

March 31, 2023

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