Form 10-Q
period 2023-06-30
Cherry Hill Mortgage Investment Corp
filed 2023-08-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of August 7, 2023, there were 26,978,077 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

 “U.S. Treasury” means the U.S. Department of Treasury.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “could”, “would”, “may”, “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Statements regarding the following subjects, among others, may be forward-looking:

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2023	December 31, 2022
Assets
RMBS, at fair value (including pledged assets of $1,014,269 and $815,171, respectively)	$1,054,251	$931,431
Investments in Servicing Related Assets, at fair value (including pledged assets of $264,906 and $279,739, respectively)	264,906	279,739
Cash and cash equivalents	53,021	57,320
Restricted cash	7,889	8,234
Derivative assets	26,504	45,533
Receivables from unsettled trades	-	49,803
Receivables and other assets	34,942	36,765
Total Assets	$1,441,513	$1,408,825
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$979,907	$825,962
Derivative liabilities	7,472	24,718
Notes payable	174,968	183,888
Dividends payable	6,188	8,483
Due to manager	1,863	1,870
Payables for unsettled trades	-	78,881
Accrued expenses and other liabilities	8,546	19,507
Total Liabilities	$1,178,944	$1,143,309
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of June 30, 2023 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2022, liquidation preference of $69,541 as of June 30, 2023 and liquidation preference of $69,541 as of December 31, 2022	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of June 30, 2023 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2022, liquidation preference of $50,000 as of June 30, 2023 and liquidation preference of $50,000 as of December 31, 2022	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 26,978,077 shares issued and outstanding as of June 30, 2023 and 500,000,000 shares authorized and 23,508,130 shares issued and outstanding as of December 31, 2022	274	239
Additional paid-in capital	363,612	344,510
Accumulated Deficit	(202,243)	(168,989)
Accumulated other comprehensive loss	(17,587)	(29,104)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$259,435	$262,035
Non-controlling interests in Operating Partnership	3,134	3,481
Total Stockholders’ Equity	$262,569	$265,516
Total Liabilities and Stockholders’ Equity	$1,441,513	$1,408,825

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income
Interest income	$12,534	$6,004	$24,329	$11,523
Interest expense	13,168	2,502	25,123	4,142
Net interest income (expense)	(634)	3,502	(794)	7,381
Servicing fee income	13,436	13,188	27,310	26,304
Servicing costs	2,464	2,615	5,229	5,808
Net servicing income	10,972	10,573	22,081	20,496
Other income (loss)
Realized loss on RMBS, net	(10,274)	(46,036)	(11,255)	(59,258)
Realized gain (loss) on derivatives, net	11,640	(2,730)	6,040	(13,368)
Realized gain on acquired assets, net	-	-	-	12
Unrealized loss on RMBS, measured at fair value through earnings, net	(6,619)	-	(6,811)	-
Unrealized gain (loss) on derivatives, net	6,827	17,613	(5,419)	42,069
Unrealized gain (loss) on investments in Servicing Related Assets	(6,010)	6,150	(14,678)	27,881
Total Income (Loss)	5,902	(10,928)	(10,836)	25,213
Expenses
General and administrative expense	1,995	1,499	3,518	3,243
Management fee to affiliate	1,694	1,614	3,374	3,407
Total Expenses	3,689	3,113	6,892	6,650
Income (Loss) Before Income Taxes	2,213	(14,041)	(17,728)	18,563
Provision for (Benefit from) corporate business taxes	587	1,423	(32)	5,298
Net Income (Loss)	1,626	(15,464)	(17,696)	13,265
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(37)	347	340	(286)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Net Income (Loss) Applicable to Common Stockholders	$(876)	$(17,582)	$(22,284)	$8,051
Net Income (Loss) Per Share of Common Stock
Basic	$(0.03)	$(0.93)	$(0.88)	$0.43
Diluted	$(0.03)	$(0.92)	$(0.88)	$0.43
Weighted Average Number of Shares of Common Stock Outstanding
Basic	26,014,830	19,007,390	25,342,562	18,632,042
Diluted	26,034,399	19,029,493	25,363,547	18,653,206

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,626	$(15,464)	$(17,696)	$13,265
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(3,122)	12,841	11,517	(31,694)
Net other comprehensive income (loss)	(3,122)	12,841	11,517	(31,694)
Comprehensive loss	$(1,496)	$(2,623)	$(6,179)	$(18,429)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(27)	(49)	(119)	(398)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Comprehensive loss attributable to common stockholders	$(3,934)	$(5,039)	$(10,988)	$(22,959)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	505,000	5	-	-	4,099	-	-	-	4,104
Net Income before dividends on preferred stock	-	-	-	-	-	-	28,096	633	28,729
Other Comprehensive Loss	-	-	-	-	-	(44,535)	-	-	(44,535)
LTIP-OP Unit awards	-	-	-	-	-	-	-	173	173
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,082)	-	(5,082)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2022	18,766,848	$192	4,781,635	$115,379	$315,354	$(37,008)	$(137,932)	$3,666	$259,651
Issuance of common stock	881,097	9	-	-	5,804	-	-	-	5,813
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(15,117)	(347)	(15,464)
Other Comprehensive Income	-	-	-	-	-	12,841	-	-	12,841
LTIP-OP Unit awards	-	-	-	-	-	-	-	105	105
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(5,290)	-	(5,290)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2022	19,647,945	$201	4,781,635	$115,379	$321,158	$(24,167)	$(160,802)	$3,315	$255,084

Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	2,140,000	22	-	-	12,672	-	-	-	12,694
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(18,945)	(377)	(19,322)
Other Comprehensive Income	-	-	-	-	-	14,639	-	-	14,639
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(6,927)	-	(6,927)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2023	25,648,130	$261	4,781,635	$115,379	$357,182	$(14,465)	$(197,324)	$3,112	$264,145
Issuance of common stock	1,329,947	13	-	-	6,430	-	-	-	6,443
Net Income before dividends on preferred stock	-	-	-	-	-	-	1,589	37	1,626
Other Comprehensive Loss	-	-	-	-	-	(3,122)	-	-	(3,122)
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(132)	(132)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,045)	-	(4,045)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2023	26,978,077	$274	4,781,635	$115,379	$363,612	$(17,587)	$(202,243)	$3,134	$262,569

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(17,696)	$13,265
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	11,255	59,258
Unrealized (gain) loss on investments in Servicing Related Assets	14,678	(27,881)
Realized gain on acquired assets, net	-	(12)
Realized (gain) loss on derivatives, net	(6,040)	13,368
Unrealized loss on RMBS, measured at fair value through earnings, net	6,811	-
Unrealized (gain) loss on derivatives, net	5,419	(42,069)
Amortization (accretion) of premiums on RMBS	(753)	1,427
Amortization of deferred financing costs	80	40
LTIP-OP Unit awards	234	278
Changes in:
Receivables and other assets, net	1,825	10,417
Due to affiliates	(7)	326
Accrued expenses and other liabilities, net	(10,961)	1,081
Net cash provided by operating activities	$4,845	$29,498
Cash Flows From Investing Activities
Purchase of RMBS	(470,809)	(562,650)
Principal paydown of RMBS	32,168	60,685
Proceeds from sale of RMBS	280,946	622,670
Acquisition of MSRs	154	(16,970)
Payments for settlement of derivatives	(8,944)	(8,945)
Proceeds from settlement of derivatives	3,366	-
Net cash provided by (used in) investing activities	$(163,119)	$94,790
Cash Flows From Financing Activities
Borrowings under repurchase agreements	4,688,098	2,736,046
Repayments of repurchase agreements	(4,534,153)	(2,918,367)
Proceeds from derivative financing	7,982	31,045
Proceeds from bank loans	-	33,000
Principal paydown of bank loans	(9,000)	-
Dividends paid	(18,193)	(14,919)
LTIP-OP Units distributions paid	(241)	(200)
Issuance of common stock, net of offering costs	19,137	9,917
Net cash provided by (used in) financing activities	$153,630	$(123,478)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(4,644)	$810
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	65,554	76,777
Cash, Cash Equivalents and Restricted Cash, End of Period	$60,910	$77,587
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$13,847	$2,568
Cash paid during the period for income taxes	54	57
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,188	$7,435
Sale of RMBS, settled after period end	-	(67,734)
Purchase of RMBS, settled after period end	-	56,362

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2023
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

The accompanying consolidated financial statements include the accounts of the Company’s subsidiaries, Cherry Hill Operating Partnership, LP (the “Operating Partnership”), CHMI Sub-REIT, Inc. (the “Sub-REIT”), Cherry Hill QRS I, LLC, Cherry Hill QRS II, LLC, Cherry Hill QRS III, LLC (“QRS III”), Cherry Hill QRS IV, LLC, Cherry Hill QRS V, LLC (“QRS V”), CHMI Solutions, Inc. (“CHMI Solutions”) and Aurora Financial Group, Inc. (“Aurora”).

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage Corporation (“Freedom Mortgage”), which is owned and controlled by Mr. Middleman. The Manager is owned by a “blind trust” for the benefit of Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

Effective January 1, 2020, the Operating Partnership, owned 98.1% by the Company as of June 30, 2023, contributed substantially all of its assets to the Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the six-month period ended June 30, 2023, were settled prior to period-end. RMBS with a fair value of $49.8 million, sold during the year ended December 31, 2022, were settled after year end. RMBS with a fair value of $78.9 million, purchased during the year ended December 31, 2022, were settled after year end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.0 million and $3.3 million at June 30, 2023 and December 31, 2022, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of June 30, 2023 and December 31, 2022. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2023 and December 31, 2022. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $1.9 million and $4.2 million at June 30, 2023 and December 31, 2022, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $6.0 million and $4.1 million at June 30, 2023 and December 31, 2022, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2023 and December 31, 2022, approximately $95.3 million and $99.0 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The Company did not sell any RMBS measured at fair value through earnings during the three and six-month periods ended June 30, 2023. The following table presents realized gains and losses on available-for-sale RMBS measured at fair value through other comprehensive income for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized gain (loss) on RMBS, net
Gain on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$-	$-	$50
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	(10,274)	(46,036)	(11,255)	(59,308)
Realized loss on RMBS, net	$(10,274)	$(46,036)	$(11,255)	$(59,258)

(A)	Recognized in earnings.

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates offered by the “lending” counterparty from time to time for the term of the proposed repurchase transaction (e.g. 30 days, 60 days etc.) of a specified margin over the overnight SOFR rate. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2023
Interest income	$-	$12,534	$-	$12,534
Interest expense	359	12,809	-	13,168
Net interest expense	(359)	(275)	-	(634)
Servicing fee income	13,436	-	-	13,436
Servicing costs	2,464	-	-	2,464
Net servicing income	10,972	-	-	10,972
Other income (expense)	(13,283)	8,847	-	(4,436)
Other operating expenses	(570)	(167)	(2,952)	(3,689)
Provision for corporate business taxes	(587)	-	-	(587)
Net Income (Loss)	$(3,827)	$8,405	$(2,952)	$1,626

Three Months Ended June 30, 2022
Interest income	$-	$6,004	$-	$6,004
Interest expense	1,131	1,371	-	2,502
Net interest income (expense)	(1,131)	4,633	-	3,502
Servicing fee income	13,188	-	-	13,188
Servicing costs	2,615	-	-	2,615
Net servicing income	10,573	-	-	10,573
Other expense	(5,530)	(19,473)	-	(25,003)
Other operating expenses	(510)	(151)	(2,452)	(3,113)
Provision for corporate business taxes	(1,423)	-	-	(1,423)
Net Income (Loss)	$1,979	$(14,991)	$(2,452)	$(15,464)

Six Months Ended June 30, 2023
Interest income	$-	$24,329	$-	$24,329
Interest expense	1,232	23,891	-	25,123
Net interest income (expense)	(1,232)	438	-	(794)
Servicing fee income	27,310	-	-	27,310
Servicing costs	5,229	-	-	5,229
Net servicing income	22,081	-	-	22,081
Other expense	(18,217)	(13,906)	-	(32,123)
Other operating expenses	(1,133)	(332)	(5,427)	(6,892)
Benefit from corporate business taxes	32	-	-	32
Net Income (Loss)	$1,531	$(13,800)	$(5,427)	$(17,696)

Six Months Ended June 30, 2022
Interest income	$-	$11,523	$-	$11,523
Interest expense	2,384	1,758	-	4,142
Net interest income (expense)	(2,384)	9,765	-	7,381
Servicing fee income	26,304	-	-	26,304
Servicing costs	5,808	-	-	5,808
Net servicing income	20,496	-	-	20,496
Other income (expense)	(8,896)	6,232	-	(2,664)
Other operating expenses	(1,032)	(379)	(5,239)	(6,650)
Provision for corporate business taxes	(5,298)	-	-	(5,298)
Net Income (Loss)	$2,886	$15,618	$(5,239)	$13,265

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2023
Investments	$264,906	$1,054,251	$-	$1,319,157
Other assets	30,616	38,428	53,312	122,356
Total assets	295,522	1,092,679	53,312	1,441,513
Debt	174,968	979,907	-	1,154,875
Other liabilities	8,445	6,433	9,191	24,069
Total liabilities	183,413	986,340	9,191	1,178,944
Net Assets	$112,109	$106,339	$44,121	$262,569

Balance Sheet
December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

Note 4 — Investments in RMBS

At June 30, 2023, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2023

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$411,566	$383,314	$1,696	$(11,034)	$373,976	29	(B)	4.38%	4.46%	28
Freddie Mac	333,341	307,784	853	(8,984)	299,653	25	(B)	4.39%	4.46%	29
RMBS, measured at fair value through earnings
Fannie Mae	161,692	156,550	98	(3,107)	153,541	14	(B)	4.55%	4.62%	29
Freddie Mac	243,532	230,883	-	(3,802)	227,081	17	(B)	4.37%	4.48%	29
Total/weighted average RMBS	$1,150,131	$1,078,531	$2,647	$(26,927)	$1,054,251	85		4.40%	4.49%	29

As of December 31, 2022

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of June 30, 2023

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$744,907	$691,097	$2,549	$(20,018)	$673,629	54	(B)	4.38%	4.46%	28
RMBS, measured at fair value through earnings
Over 10 Years	405,224	387,434	98	(6,909)	380,622	31	(B)	4.45%	4.54%	29
Total/weighted average RMBS	$1,150,131	$1,078,531	$2,647	$(26,927)	$1,054,251	85		4.40%	4.49%	29

As of December 31, 2022

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83	(B)	4.23%	4.29%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At June 30, 2023 and December 31, 2022, the Company pledged Agency RMBS with a carrying value of approximately $1,014.3 million and $815.2 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2023 and December 31, 2022, nor any impairment charges in earnings during the three and six-month periods ended June 30, 2023 and June 30, 2022.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of June 30, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$577,946	$536,954	$(20,018)	$516,936	41	(B)	4.20%	4.26%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$577,946	$536,954	$(20,018)	$516,936	41		4.20%	4.26%	28

As of December 31, 2022

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$848,768	$767,412	$(33,214)	$734,198	67	(B)	4.06%	4.10%	29
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$848,768	$767,412	$(33,214)	$734,198	67		4.06%	4.10%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

Aurora’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.8 billion as of June 30, 2023.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$20,785,371	$264,906	3.49%	25.4	$(14,678)
MSR Total/Weighted Average	$20,785,371	$264,906	3.49%	25.4	$(14,678)

As of December 31, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,688,353	$279,739	3.49%	25.8	$22,976
MSR Total/Weighted Average	$21,688,353	$279,739	3.49%	25.8	$22,976

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.6%
Virginia	8.3%
New York	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.1%
All other	47.0%
Total	100.0%

As of December 31, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	13.5%
Virginia	8.3%
New York	8.2%
Maryland	6.3%
Texas	6.0%
Florida	5.5%
North Carolina	5.1%
All other	47.1%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since August 17, 2022, the Company could have, at its option, redeemed the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any Series A Preferred Stock during the three and six-month periods ended June 30, 2023 and the year ended December 31, 2022. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $16.8 million was remaining as of June 30, 2023. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended June 30, 2023 the Company issued and sold 1,288,112 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $5.10 per share for gross proceeds of approximately $6.6 million before fees of approximately $131,000. During the six-month period ended June 30, 2023 the Company issued and sold 3,428,112 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $5.68 per share for gross proceeds of approximately $19.5 million before fees of approximately $389,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

Preferred Stock ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. Under the Preferred Series A ATM Program, the Company may, but is not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. The Preferred Series A ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month periods ended June 30, 2023 and the year ended December 31, 2022, the Company did not issue any shares of Series A Preferred Stock under the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2023 and the year ended December 31, 2022, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program.

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan, which expires by its terms in October 2023, provides for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership.

In April 2023, the Company’s board of directors adopted the Cherry Hill Mortgage Investment Corporation 2023 Equity Incentive Plan (the “2023 Plan”). In June 2023, at the Company’s annual meeting of stockholders, the 2023 Plan was approved. The 2023 Plan, which expires by its term in April 2033, permits the Company to provide equity-based compensation in the form of options to purchase shares of the Company’s common stock, stock awards, SARs, performance units, incentive awards and other equity-based awards (including LTIP-OP Units). The 2023 Plan replaced the 2013 Plan upon the 2023 Plan’s approval by stockholders and no further awards will be made by the Company under the 2013 Plan. Currently outstanding awards granted under the 2013 Plan will remain effective in accordance with their terms.

The maximum aggregate number of shares of common stock issuable pursuant to the 2023 Plan pursuant to the exercise of options and SARs, the grant of stock awards or other equity-based awards (including LTIP-OP Units) and the settlement of incentive awards and performance units is equal to 2,830,000 shares. Other equity-based awards that are LTIP-OP Units will reduce the maximum aggregate number of shares of common stock issuable pursuant to the 2023 Plan on a one-for-one basis—that is, each such LTIP-OP Unit will be treated as an award of common stock; provided, however, for the avoidance of doubt, the conversion of any such LTIP-OP Units at a later date into a share of common stock will not count as an award of common stock under the 2023 Plan for purposes of determining the aggregate limit to avoid any double counting of the same award. In connection with stock splits, dividends, recapitalizations and certain other events, the Company’s board of directors will make equitable adjustments that it deems appropriate in the aggregate number of shares of common stock issuable pursuant to the 2023 Plan and the terms of outstanding awards.

If any options or stock appreciation rights terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised or are paid in cash without delivery of common stock or if any stock awards, performance units or other equity-based awards (including LTIP-OP Units) are forfeited, the shares of common stock subject to such awards will again be available for purposes of the 2023 Plan. Shares of common stock tendered or withheld to satisfy the exercise price or for tax withholding are not available for future grants under the 2023 Plan.

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

The following table sets forth the number of shares of the Company’s common stock as well as LTIP-OP Units and the values thereof (based on the closing prices on the respective dates of grant) granted under the 2013 Plan and the 2023 Plan. As noted above, effective as of June 15, 2023, (the date of the Company’s 2023 annual meeting of stockholders) the 2023 Plan replaced the 2013 Plan. No further awards will be made by the Company under the 2013 Plan, and currently outstanding awards granted under the 2013 Plan will remain effective in accordance with their terms. Except as otherwise indicated, all shares shown in the table below are fully vested.

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250)	(A)	-	-	-	-		-	(68,250)	$8.40
March 31, 2022	(459,897)		916	44,795	9,054	(144,980)		3,155	943,989
Number of securities forfeited	-		4,916	-	-	-		-	4,916
Number of securities issued or to be issued upon exercise	-		-	-	-	(33,441)		-	(33,441)	$6.28
June 30, 2022	(459,897)		5,832	44,795	9,054	(178,421)		3,155	915,464

December 31, 2022	(459,897)		5,832	44,795	9,054	(178,421)		3,155	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(B)	-	-	-	-		-	(92,200)	$6.06
March 31, 2023	(552,097)		5,832	44,795	9,054	(178,421)		3,155	823,264
Number of securities issued or to be issued upon exercise	-		-	-	-	(41,835)	(C)	-	(41,835)	$5.02
Increase in the number of securities available for issuance	-		-	-	-	-		-	2,006,736
June 30, 2023	(552,097)		5,832	44,795	9,054	(220,256)		3,155	2,788,165

(A)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(B)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(C)	Subject to forfeiture in certain circumstances prior to June 29, 2024.

The Company recognized share-based compensation expense of approximately $152,000 and $162,000 during the three-month periods ended June 30, 2023 and June 30, 2022, respectively and $286,000 and $382,000 during the six-month periods ended June 30, 2023 and June 30, 2022, respectively. There was approximately $979,000 of total unrecognized share-based compensation expense as of June 30, 2023, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2023, the non-controlling interest holders in the Operating Partnership owned 487,322 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,626	$(15,464)	$(17,696)	$13,265
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(37)	347	340	(286)
Dividends on preferred stock	2,465	2,465	4,928	4,928
Net income (loss) applicable to common stockholders	$(876)	$(17,582)	$(22,284)	$8,051
Denominator:
Weighted average common shares outstanding	26,014,830	19,007,390	25,342,562	18,632,042
Weighted average diluted shares outstanding	26,034,399	19,029,493	25,363,547	18,653,206
Basic and Diluted EPS:
Basic	$(0.03)	$(0.93)	$(0.88)	$0.43
Diluted	$(0.03)	$(0.92)	$(0.88)	$0.43

There were no participating securities or equity instruments outstanding that were anti-dilutive for purposes of calculating earnings per share for the periods presented.

Note 7 — Transactions with Related Parties

Manager

The Company has entered into the Management Agreement with the Manager, pursuant to which the Manager provides for the day-to-day management of the Company’s operations. The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the policies that are approved and monitored by the Company’s board of directors. Pursuant to the Management Agreement, the Manager, under the supervision of the Company’s board of directors, formulates investment strategies, arranges for the acquisition of assets, arranges for financing, monitors the performance of the Company’s assets and provides certain advisory, administrative and managerial services in connection with the operations of the Company. For performing these services, the Company pays the Manager the management fee which is payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement). The current renewal term of the Management Agreement expires on October 22, 2023 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal has been provided in 2023. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above.

The Manager is a party to the Services Agreement with Freedom Mortgage, pursuant to which Freedom Mortgage provides to the Manager personnel and payroll and benefits administration services as needed by the Manager to carry out its obligations and responsibilities under the Management Agreement. The Company is a named third-party beneficiary to the Services Agreement and, as a result, has, as a non-exclusive remedy, a direct right of action against Freedom Mortgage in the event of any breach by the Manager of any of its duties, obligations or agreements under the Management Agreement that arise out of or result from any breach by Freedom Mortgage of its obligations under the Services Agreement. The Services Agreement will terminate upon the termination of the Management Agreement.

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

The amounts under “Due to Manager” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$1,554	$1,499	$3,094	$3,177
Compensation reimbursement	140	115	280	230
Total	$1,694	$1,614	$3,374	$3,407

Subservicing and Flow Purchase Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. The subservicing agreement with RoundPoint had an initial two-year term that expired in August 2019 and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2023. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. Aurora received servicing fee income from RoundPoint of $7.9 million and $8.4 million during the three-month periods ended June 30, 2023 and June 30, 2022, respectively and $16.1 million and $17.0 million during the six-month periods ended June 30, 2023 and June 30, 2022, respectively. Aurora paid servicing costs to RoundPoint of $1.1 million and $1.2 million during the three-month periods ended June 30, 2023 and June 30, 2022, respectively and $2.4 million and $3.0 million during the six-month periods ended June 30, 2023 and June 30, 2022, respectively.  Aurora had servicing receivables of $3.1 million and $687,000 from RoundPoint at June 30, 2023 and December 31, 2022, respectively. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase, mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month period ended June 30, 2023, Aurora did not purchase any MSRs from RoundPoint pursuant to the flow agreement. During the three-month period ended June 30, 2022, Aurora purchased MSRs with an aggregate UPB of approximately $141.4 million from RoundPoint pursuant to the flow agreement for a purchase price of $1.6 million. During the six-month periods ended June 30, 2023 and June 30, 2022, Aurora purchased MSRs with an aggregate UPB of approximately $987,000 and $198.7 million, respectively from RoundPoint pursuant to the flow agreement for purchase prices of $5,000 and $2.2 million, respectively.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2023	December 31, 2022
Notional amount of interest rate swaps	$1,108,000	$1,305,000
Notional amount of TBAs, net	(476,000)	(306,100)
Notional amount of U.S. treasury futures	62,500	(88,700)
Notional amount of options on treasury futures	-	20,000
Total notional amount	$694,500	$930,200

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2023	$1,108,000	$17,509	1.38%	5.07%	4.3
December 31, 2022	$1,305,000	$15,748	1.53%	3.96%	5.1

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of June 30, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$209,800	$203,093	$202,351	$(742)
Sale contracts	(685,800)	(657,787)	(654,429)	3,358
Net TBA derivatives	$(476,000)	$(454,694)	$(452,078)	$2,616

As of December 31, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$518,300	$506,245	$501,682	$(4,563)
Sale contracts	(824,400)	(796,054)	(787,275)	8,778
Net TBA derivatives	$(306,100)	$(289,809)	$(285,593)	$4,215

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of June 30, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$116,400	$-	$(1,579)
10 years	-	(53,900)	486
Total	$116,400	$(53,900)	$(1,093)

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years (A)	$-	$(88,700)	$618
Total	$-	$(88,700)	$618

(A)	Includes 10-year U.S. treasury futures and 10-year Ultra futures contracts.

The following table presents information about the Company’s U.S. treasury futures options agreements as of the date indicated (dollars in thousands):

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$70,000	$(50,000)	$234
Total	$70,000	$(50,000)	$234

The Company did not have any U.S. treasury futures options agreements as of June 30, 2023.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2023	2022	2023	2022
Interest rate swaps(A)	$12,663	$(4,921)	$(5,167)	$(6,112)
Swaptions	-	(585)	-	(585)
TBAs	(2,535)	(11,723)	3,366	(27,166)
U.S. Treasury futures	(7,243)	13,201	(8,657)	18,471
U.S. treasury futures options	(147)	(60)	(287)	(250)
Total	$2,738	$(4,088)	$(10,745)	$(15,642)

(A)
Excludes interest rate swap periodic interest income of $8.9 million and $1.4 million, for the three-month periods ended June 30, 2023 and June 30, 2022, respectively and $16.8 million and $2.3 million, for the six-month periods ended June 30, 2023 and June 30, 2022, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2023

			Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet		Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$23,888	$-	$23,888	$(23,888)	$-	$-
TBAs	3,383	(767)	2,616	(4,259)	1,643	-
Total Assets	$27,271	$(767)	$26,504	$(28,147)	$1,643	$-

Liabilities
Repurchase agreements	$979,907	$-	$979,907	$(974,502)	$(5,405)	$-
Interest rate swaps	6,379	-	6,379	(6,379)	-	-
TBAs	767	(767)	-	-	-	-
U.S. treasury futures	1,093	-	1,093	776	(1,869)	-
Total Liabilities	$988,416	$(767)	$987,379	$(980,105)	$(7,274)	$-

As of December 31, 2022

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$40,466	$-	$40,466	$(40,466)	$-	$-
Interest rate swaptions	-	-	-	-	-	-
TBAs	8,786	(4,571)	4,215	(4,215)	-	-
U.S. treasury futures	618	-	618	(618)	-	-
U.S. treasury futures options	234	-	234	3,630	(3,864)	-
Total Assets	$50,104	$(4,571)	$45,533	$(41,669)	$(3,864)	$-

Liabilities
Repurchase agreements	$825,962	$-	$825,962	$(830,022)	$4,060	$-
Interest rate swaps	24,718	-	24,718	(24,718)	-	-
TBAs	4,571	(4,571)	-	(2,767)	2,767	-
Total Liabilities	$855,251	$(4,571)	$850,680	$(857,507)	$6,827	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2023 and December 31, 2022.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2023 and December 31, 2022.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2023 and December 31, 2022.

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

Recurring Fair Value Measurements

As of June 30, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$527,517	$-	$527,517
Freddie Mac	-	526,734	-	526,734
RMBS total	-	1,054,251	-	1,054,251
Derivative assets
Interest rate swaps	-	23,888	-	23,888
TBAs, net	-	2,616	-	2,616
Derivative assets total	-	26,504	-	26,504
Servicing related assets	-	-	264,906	264,906
Total Assets	$-	$1,080,755	$264,906	$1,345,661
Liabilities
Derivative liabilities
Interest rate swaps	-	6,379	-	6,379
U.S. treasury futures	-	1,093	-	1,093
Derivative liabilities total	-	7,472	-	7,472
Total Liabilities	$-	$7,472	$-	$7,472

As of December 31, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$483,397	$-	$483,397
Freddie Mac	-	448,034	-	448,034
RMBS total	-	931,431	-	931,431
Derivative assets
Interest rate swaps	-	40,466	-	40,466
TBAs, net	-	4,215	-	4,215
U.S. treasury futures	-	618	-	618
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	45,533	-	45,533
Servicing related assets	-	-	279,739	279,739
Total Assets	$-	$976,964	$279,739	$1,256,703
Liabilities
Derivative liabilities
Interest rate swaps	-	24,718	-	24,718
Derivative liabilities total	-	24,718	-	24,718
Total Liabilities	$-	$24,718	$-	$24,718

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2023 and December 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2023 and December 31, 2022 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Balance at beginning of period	$270,941	$246,103	$279,739	$218,727
Purchases and sales:
Purchases	-	11,411	5	17,232
Other changes (A)	(25)	(86)	(160)	(262)
Purchases and sales	(25)	11,325	(155)	16,970
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(1,064)	12,932	(5,509)	43,146
Other changes in fair value (B)	(4,946)	(6,782)	(9,169)	(15,265)
Unrealized gain (loss) included in Net Income	(6,010)	6,150	(14,678)	27,881
Balance at end of period	$264,906	$263,578	$264,906	$263,578

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$264,906	Discounted cash flow	Constant prepayment speed	4.8% - 18.6%	7.5%
			Uncollected payments	0.5% - 4.4%	0.7%
			Discount rate		9.4%
			Annual cost to service, per loan		$83
TOTAL	$264,906

As of December 31, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$279,739	Discounted cash flow	Constant prepayment speed	4.3% -18.2%	7.4%
			Uncollected payments	0.5% - 3.2%	0.7%
			Discount rate		9.5%
			Annual cost to service, per loan		$81
TOTAL	$279,739

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2023 and December 31, 2022 are described below.

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

Commitments to Purchase/Sell RMBS

As of June 30, 2023 and December 31, 2022, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of June 30, 2023 and December 31, 2022.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $979.9 million and $826.0 million of borrowings under its repurchase agreements as of June 30, 2023 and December 31, 2022, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 19 days and 18 days as of June 30, 2023 and December 31, 2022. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$870,830	5.25%
One to three months	109,077	5.33%
Total/Weighted Average	$979,907	5.26%

As of December 31, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$715,899	4.39%
One to three months	110,063	4.53%
Total/Weighted Average	$825,962	4.41%

There were no overnight or demand securities as of June 30, 2023 or December 31, 2022.

Note 12 — Notes Payable

As of June 30, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at the effective federal funds rate plus 2.85%. At June 30, 2023 and December 31, 2022, approximately $66.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over the Bloomberg Short-Term Bank Yield Index subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2023 and December 31, 2022, approximately $109.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of June 30, 2023

	2023	2024	2025	2026	2027	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$66,500	$-	$-	$-	$66,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	1,195	7,516	8,140	92,149	-	109,000
Total	$1,195	$74,016	$8,140	$92,149	$-	$175,500

As of December 31, 2022

	2023	2024	2025	2026	2027	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$-	$68,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	627	7,868	8,538	98,967	-	116,000
Total	$69,127	$7,868	$8,538	$98,967	$-	$184,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2023	December 31, 2022
Servicing advances	$7,994	$15,090
Interest receivable	5,693	4,381
Deferred tax asset	15,577	15,545
Other receivables	5,678	1,749
Total other assets	$34,942	$36,765

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2023	December 31, 2022
Accrued interest on repurchase agreements	$3,081	$2,796
Accrued interest on notes payable	1,990	1,710
Accrued expenses	1,217	3,804
Due to counterparties (A)	2,258	11,197
Total accrued expenses and other liabilities	$8,546	$19,507

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deferred federal income tax expense (benefit)	$509	$1,209	$(28)	$4,504
Deferred state income tax expense (benefit)	78	214	(4)	794
Provision for (Benefit from) Corporate Business Taxes	$587	$1,423	$(32)	$5,298

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Computed income tax expense (benefit) at federal rate	$468	21.0%	$(2,949)	21.0%	$(3,721)	21.0%	$3,898	21.0%
State tax expense (benefit), net of federal tax, if applicable	61	2.8%	168	(1.2)%	(3)	0.0%	627	3.4%
REIT income not subject to tax expense (benefit)	58	2.6%	4,204	(29.9)%	3,692	(20.8)%	773	4.2%
Provision for (benefit from) Corporate Business Taxes/Effective Tax Rate(A)	$587	26.4%	$1,423	(10.1)%	$(32)	0.2%	$5,298	28.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	June 30, 2023	December 31, 2022
Income taxes recoverable
Federal income taxes recoverable	$128	$128
Income taxes recoverable	$128	$128

Deferred tax assets
Deferred tax - mortgage servicing rights	$(441)	$1,082
Deferred tax - net operating loss	15,602	13,844
Deferred tax - other	416	619
Total net deferred tax assets	$15,577	$15,545

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses of $66.5 million as of June 30, 2023, which were created subsequent to 2017 and can be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act passed on December 22, 2017. As of June 30, 2023, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

Events subsequent to June 30, 2023 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended June 30, 2023 compared to the immediately preceding prior quarter ended March 31, 2023.

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

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist solely of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. In the past, we have invested in collateralized mortgage obligations guaranteed by an Agency consisting of interest only securities (“IOs”) as well as non-Agency RMBS and may do so in the future subject to market conditions and availability of capital. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.

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

Effective January 1, 2020, the Operating Partnership, owned 98.0% by the Company as of June 30, 2023,  contributed substantially all of its assets to Sub-REIT in exchange for all of the common stock of the Sub-REIT. As a result of this contribution, the Sub-REIT is a wholly-owned subsidiary of the Operating Partnership and operations formerly conducted by the Operating Partnership through its subsidiaries are now conducted by the Sub-REIT through those same subsidiaries. The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Class A Preferred Stock or Class B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program” and, together with the Preferred Series A ATM Program, as defined below, the “ATM Programs”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations.  As of June 30, 2023, approximately $16.8 million was remaining under the Common Stock ATM Program. During the three-month period ended June 30, 2023, the Company issued and sold 1,288,112 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $5.10 per share for gross proceeds of approximately $6.6 million before fees of approximately $131,000. During the six-month period ended June 30, 2023, the Company issued and sold 3,428,112 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $5.68 per share for gross proceeds of approximately $19.5 million before fees of approximately $389,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

The Company also has an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it may offer through one or more sales agents and sell from time to time up to $35.0 million of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the three and six-month periods ended June 30, 2023 and the year ended December 31, 2022, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2023 and the year ended December 31, 2022, the Company did not repurchase any common stock pursuant to the repurchase program.

Effects of Federal Reserve Policy on the Company

Since March of 2022, the Federal Reserve has raised the federal funds rate 500 basis points to a range of between 5.00% and 5.25% and has signaled that further rate increases are possible over the course of the year in response to the elevated level of inflation in the United States. In May 2023, the consumer price index rose 4.0% on a year-over-year basis, while the core rate (minus food and energy) was at 5.3% on a year-over-year basis. Although inflation has eased somewhat over the past few months, it is still unclear how much the Federal Reserve will further increase interest rates to bring inflation down to its 2% percent target.

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

Factors Impacting our Operating Results

Our income is generated primarily by the net spread between the income we earn on our assets and the cost of our financing and hedging activities as well as the amortization of any purchase premiums or the accretion of discounts. Our net income includes the actual interest payments we receive on our RMBS, the net servicing fees we receive on our MSRs and the accretion/amortization of any purchase discounts/premiums. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results may also be affected by credit losses in excess of initial anticipations or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs held by Aurora.

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds(A)	Average Net Interest Rate Spread
June 30, 2023	4.49%	0.53%	3.96%
March 31, 2023	4.40%	0.73%	3.68%
December 31, 2022	4.29%	0.69%	3.60%
September 30, 2022	3.90%	0.77%	3.13%

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Income
Interest income	$12,534	$11,795	$24,329	$11,523
Interest expense	13,168	11,955	25,123	4,142
Net interest income (expense)	(634)	(160)	(794)	7,381
Servicing fee income	13,436	13,874	27,310	26,304
Servicing costs	2,464	2,765	5,229	5,808
Net servicing income	10,972	11,109	22,081	20,496
Other income (loss)
Realized loss on RMBS, net	(10,274)	(981)	(11,255)	(59,258)
Realized gain (loss) on derivatives, net	11,640	(5,600)	6,040	(13,368)
Unrealized loss on RMBS, measured at fair value through earnings, net	(6,619)	(192)	(6,811)	-
Unrealized gain (loss) on derivatives, net	6,827	(12,246)	(5,419)	42,069
Unrealized gain (loss) on investments in Servicing Related Assets	(6,010)	(8,668)	(14,678)	27,881
Total Income (Loss)	5,902	(16,738)	(10,836)	25,213
Expenses
General and administrative expense	1,995	1,523	3,518	3,243
Management fee to affiliate	1,694	1,680	3,374	3,407
Total Expenses	3,689	3,203	6,892	6,650
Income (Loss) Before Income Taxes	2,213	(19,941)	(17,728)	18,563
Provision for (Benefit from) corporate business taxes	587	(619)	(32)	5,298
Net Income (Loss)	1,626	(19,322)	(17,696)	13,265
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(37)	377	340	(286)
Dividends on preferred stock	2,465	2,463	4,928	4,928
Net Income (Loss) Applicable to Common Stockholders	$(876)	$(21,408)	$(22,284)	$8,051

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2023
Interest income	$-	$12,534	$-	$12,534
Interest expense	359	12,809	-	13,168
Net interest expense	(359)	(275)	-	(634)
Servicing fee income	13,436	-	-	13,436
Servicing costs	2,464	-	-	2,464
Net servicing income	10,972	-	-	10,972
Other income (expense)	(13,283)	8,847	-	(4,436)
Other operating expenses	(570)	(167)	(2,952)	(3,689)
Provision for corporate business taxes	(587)	-	-	(587)
Net Income (Loss)	$(3,827)	$8,405	$(2,952)	$1,626

Three Months Ended March 31, 2023
Interest income	$-	$11,795	$-	$11,795
Interest expense	873	11,082	-	11,955
Net interest income (expense)	(873)	713	-	(160)
Servicing fee income	13,874	-	-	13,874
Servicing costs	2,765	-	-	2,765
Net servicing income	11,109	-	-	11,109
Other expense	(4,934)	(22,753)	-	(27,687)
Other operating expenses	(563)	(165)	(2,475)	(3,203)
Benefit from corporate business taxes	619	-	-	619
Net Income (Loss)	$5,358	$(22,205)	$(2,475)	$(19,322)

Six Months Ended June 30, 2023
Interest income	$-	$24,329	$-	$24,329
Interest expense	1,232	23,891	-	25,123
Net interest income (expense)	(1,232)	438	-	(794)
Servicing fee income	27,310	-	-	27,310
Servicing costs	5,229	-	-	5,229
Net servicing income	22,081	-	-	22,081
Other expense	(18,217)	(13,906)	-	(32,123)
Other operating expenses	(1,133)	(332)	(5,427)	(6,892)
Benefit from corporate business taxes	32	-	-	32
Net Income (Loss)	$1,531	$(13,800)	$(5,427)	$(17,696)

Six Months Ended June 30, 2022
Interest income	$-	$11,523	$-	$11,523
Interest expense	2,384	1,758	-	4,142
Net interest income (expense)	(2,384)	9,765	-	7,381
Servicing fee income	26,304	-	-	26,304
Servicing costs	5,808	-	-	5,808
Net servicing income	20,496	-	-	20,496
Other income (expense)	(8,896)	6,232	-	(2,664)
Other operating expenses	(1,032)	(379)	(5,239)	(6,650)
Provision for corporate business taxes	(5,298)	-	-	(5,298)
Net Income (Loss)	$2,886	$15,618	$(5,239)	$13,265

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2023
Investments	$264,906	$1,054,251	$-	$1,319,157
Other assets	30,616	38,428	53,312	122,356
Total assets	295,522	1,092,679	53,312	1,441,513
Debt	174,968	979,907	-	1,154,875
Other liabilities	8,445	6,433	9,191	24,069
Total liabilities	183,413	986,340	9,191	1,178,944
Net Assets	$112,109	$106,339	$44,121	$262,569

December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

 Interest Income

Interest income for the three-month period ended June 30, 2023 was $12.5 million as compared to $11.8 million for the three-month period ended March 31, 2023. The increase of $737,000 in interest income was primarily due to the ATM proceeds being used to purchase new securities, as well as replacing lower yielding securities with higher yielding securities in the existing portfolio.

Interest income for the six-month period ended June 30, 2023 was $24.3 million as compared to $11.5 million for the six-month period ended June 30, 2022. The increase of $12.8 million in interest income was primarily due to the ATM proceeds being used to purchase new securities, as well as replacing lower yielding securities with higher yielding securities in the existing portfolio.

Interest Expense

Interest expense for the three-month period ended June 30, 2023 was $13.2 million as compared to $12.0 million for the three-month period ended March 31, 2023. The increase of $1.2 million in interest expense was due to a rise in financing rates.

Interest expense for the six-month period ended June 30, 2023 was $25.1 million as compared to $4.1 million for the six-month period ended June 30, 2022. The increase of $21.0 million in interest expense was due to a rise in financing rates as well as an increase in repurchase liabilities.

 Servicing Fee Income

Servicing fee income for the three-month period ended June 30, 2023 was $13.4 million as compared to $13.9 million for the three-month period ended March 31, 2023. The decrease of $500,000 in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the six-month period ended June 30, 2023 was $27.3 million as compared to $26.3 million for the six-month period ended June 30, 2022. The increase of $1.0 million in servicing fee income was due to changes in the size of the portfolio.

 Servicing Costs

Servicing costs for the three-month period ended June 30, 2023 were $2.5 million as compared to $2.8 million for the three-month period ended March 31, 2023. The decrease of $300,000 in servicing costs was due to changes in the size of the MSR portfolio.

Servicing costs for the six-month period ended June 30, 2023 were $5.2 million as compared to $5.8 million for the six-month period ended June 30, 2022. The decrease of $579,000 in servicing costs was due to changes in the size of the MSR portfolio.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended June 30, 2023 was approximately $10.3 million as compared to $981,000 for the three-month period ended March 31, 2023. The increase of $9.3 million in realized loss on RMBS was due to an increase in sales of RMBS securities during the three-month period ended June 30, 2023.

Realized loss on RMBS for the six-month period ended June 30, 2023 was approximately $11.3 million as compared to $59.3 million for the six-month period ended June 30, 2022. The decrease of $48.0 million in realized loss on RMBS was due to fewer sales of RMBS securities during the six-month period ended June 30, 2023.

Realized Loss on Derivatives, Net

Realized gain on derivatives for the three-month period ended June 30, 2023 was approximately $11.6 million as compared to a loss of $5.6 million for the three-month period ended March 31, 2023. The increase of $17.2 million in realized gain on derivatives was substantially comprised of an increase of $30.5 million in gains on interest rate swaps and an increase of $1.0 million in interest rate swaps periodic interest income due to changes in interest rates, offset by an increase of $5.8 million in losses on U.S. Treasury futures and an increase of $8.4 million in losses on TBAs.

Realized gain on derivatives for the six-month period ended June 30, 2023 was approximately $6.0 million as compared to a loss of $13.4 million for the six-month period ended June 30, 2022. The increase of $19.4 million in realized gain on derivatives was substantially comprised of an increase of $30.5 million in gains on TBAs, an increase of $945,000 in gains on interest rate swaps and an increase of $14.5 million in interest rate swaps periodic interest income due to changes in interest rates, offset by an increase of $27.2 million in losses on U.S. Treasury futures and a decrease of $585,000 in gains on swaptions.

Unrealized Loss on RMBS, Measured at Fair Value through Earnings, Net

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended June 30, 2023 was approximately $6.6 million as compared to $192,000 for the three-month period ended March 31, 2023. The increase of $6.4 million in unrealized loss on RMBS measured at fair value through earnings was due to changes in interest rates as well as an increase in the number of RMBS measured at fair value through earnings.

Unrealized loss on RMBS measured at fair value through earnings for the six-month period ended June 30, 2023 was approximately $6.8 million as compared to $0 for the six-month period ended June 30, 2022. The increase of $6.8 million in unrealized loss on RMBS measured at fair value through earnings was because there were no RMBS measured at fair value through earnings during the six-month period ended June 30, 2022.

Unrealized Loss on Derivatives

Unrealized gain on derivatives for the three-month period ended June 30, 2023 was approximately $6.8 million as compared to a loss of $12.2 million for the three-month period ended March 31, 2023. The increase of $19.0 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized loss on derivatives for the six-month period ended June 30, 2023 was approximately $5.4 million as compared to a gain of $42.1 million for the six-month period ended June 30, 2022. The decrease of $47.5 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended June 30, 2023 was approximately $6.0 million as compared to $8.7 million for the three-month period ended March 31, 2023. The decrease of $2.7 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the six-month period ended June 30, 2023 was approximately $14.7 million as compared to a gain of $27.9 million for the six-month period June 30, 2022. The increase of $42.6 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2023 was $2.0 million as compared to $1.5 million for the three-month period ended March 31, 2023. The increase of $500,000 in general and administrative expense was due to an increase in professional fees.

General and administrative expense for the six-month period ended June 30, 2023 was $3.5 million as compared to $3.2 million for the six-month period ended June 30, 2022. The increase of $275,000 in general and administrative expense was due to an increase in professional fees.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 1.9% and 2.0% of net income for the three-month periods ended June 30, 2023 and March 31, 2023, respectively and 1.9% and 2.1% of net income for the six-month periods ended June 30, 2023 and June 30, 2022, respectively. The decrease was due to the issuance of additional shares of common stock during the three and six-month periods ended June 30, 2023.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated realized gains and losses on our available-for-sale RMBS (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2023
Accumulated other comprehensive loss, March 31, 2023	$(14,465)
Other comprehensive loss	(3,122)
Accumulated other comprehensive loss, June 30, 2023	$(17,587)

Three Months Ended March 31, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	14,639
Accumulated other comprehensive loss, March 31, 2023	$(14,465)

Six Months Ended June 30, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	11,517
Accumulated other comprehensive loss, June 30, 2023	$(17,587)

Six Months Ended June 30, 2022
Accumulated other comprehensive loss, December 31, 2021	$7,527
Other comprehensive loss	(31,694)
Accumulated other comprehensive loss, June 30, 2022	$(24,167)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended June 30, 2023 a rise in interest rates caused a net unrealized loss on our available-for-sale RMBS. During the six-month period ended June 30, 2023, volatility in interest rates combined with changes in the composition of the portfolio resulted in a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended June 30, 2023 as compared to the three month period ended March 31, 2023 decreased by approximately $985,000, or $0.05 per average common share. The decrease in EAD was driven by higher overall financing expenses, professional fees and income tax expense.

EAD for the six-month period ended June 30, 2023 as compared to the six month period ended June 30, 2022 decreased by approximately $2.0 million, or $0.24 per average common share. The decrease in EAD was primarily driven by higher overall interest expense on repurchase agreements relating to current and newly-purchased RMBS as well as a decrease in drop income on TBA dollar rolls. The decrease in EAD per average common share was primarily due to the issuance of additional shares of common stock during the six-month period ended June 30, 2023.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	March 31, 2023	June 30, 2023	June 30, 2022
Net Income (Loss)	$1,626	$(19,322)	$(17,696)	$13,265
Realized loss on RMBS, net	10,274	981	11,255	59,258
Realized loss (gain) on derivatives, net (A)	(1,883)	14,021	12,138	20,374
Realized gain on acquired assets, net	-	-	-	(12)
Unrealized loss on RMBS, measured at fair value through earnings, net	6,619	192	6,811	-
Unrealized loss (gain) on derivatives, net	(6,827)	12,246	5,419	(42,069)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(4,043)	(739)	(4,782)	(41,386)
Tax expense on realized and unrealized gain on MSRs	1,065	459	1,524	7,273
Total EAD:	$6,831	$7,838	$14,669	$16,703
EAD attributable to noncontrolling interests in Operating Partnership	(129)	(153)	(282)	(361)
Dividends on preferred stock	2,465	2,463	4,928	4,928
EAD Attributable to Common Stockholders	$4,237	$5,222	$9,459	$11,414
EAD Attributable to Common Stockholders, per Diluted Share	$0.16	$0.21	$0.37	$0.61
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.03)	$(0.87)	$(0.88)	$0.43

(A)
Excludes drop income on TBA dollar rolls of $855,000 and $538,000 and interest rate swap periodic interest income of $8.9 million and $7.9 million, for the three-month periods ended June 30, 2023 and March 31, 2023, respectively. Excludes drop income on TBA dollar rolls of $1.4 million and $4.7 million and interest rate swap periodic interest income of $16.8 million and $2.3 million, for the six-month periods ended June 30, 2023 and June 30, 2022, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $20.8 billion as of June 30, 2023.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

 As of June 30, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$264,906	$20,785,371	3.49%	0.25%	305	37	0.1%
MSR Total/Weighted Average	$264,906	$20,785,371	3.49%	0.25%	305	37	0.1%

As of December 31, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%
MSR Total/Weighted Average	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

 RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of June 30, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$411,566	$383,314	$1,696	$(11,034)	$373,976	29	(B)	4.38%	4.46%	28
Freddie Mac	333,341	307,784	853	(8,984)	299,653	25	(B)	4.39%	4.46%	29
RMBS, measured at fair value through earnings
Fannie Mae	161,692	156,550	98	(3,107)	153,541	14	(B)	4.55%	4.62%	29
Freddie Mac	243,532	230,883	-	(3,802)	227,081	17	(B)	4.37%	4.48%	29
Total/weighted average RMBS	$1,150,131	$1,078,531	$2,647	$(26,927)	$1,054,251	85		4.40%	4.49%	29

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2023	December 31, 2022
Weighted Average Asset Yield	5.00%	4.44%
Weighted Average Interest Expense(A)	1.16%	0.67%
Net Interest Spread	3.84%	3.77%

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

Our operating cash flow differs from our net income due primarily to: (i) accretion of discount or premium on our RMBS, (ii) unrealized gains or losses on our RMBS and Servicing Related Assets, and (iii) impairment on our securities, if any.

Repurchase Agreements

As of June 30, 2023, we had repurchase agreements with 34 counterparties and approximately $979.9 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of June 30, 2023, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2023 was approximately 4.1%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885
December 31, 2021	$830,099	$865,494	$865,494
September 30, 2021	$790,587	$821,540	$777,416

The decrease in the Company's borrowings under its repurchase agreements at June 30, 2023 as compared to March 31, 2023 was primarily due to the sale of RMBS during the quarter.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.1% and 4.3% as of June 30, 2023 and December 31, 2022, respectively. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2023

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$900,894	$870,830	5.25%
One to three months	113,375	109,077	5.33%
Total/Weighted Average	$1,014,269	$979,907	5.26%

As of December 31, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$750,218	$715,899	4.39%
One to three months	114,418	110,063	4.53%
Total/Weighted Average	$864,636	$825,962	4.41%

The amount of collateral as of June 30, 2023 and December 31, 2022, including cash, was $1,020.3 million and $869.0 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2023 and December 31, 2022 was 19 days and 18 days, respectively.

 MSR Financing

As of June 30, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at the effective federal funds rate plus 2.85%. At June 30, 2023 and December 31, 2022, approximately $66.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. During the revolving period, borrowings bear interest at a rate equal to a spread over the Bloomberg Short-Term Bank Yield Index subject to a floor. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2023 and December 31, 2022, approximately $109.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $1.2 million and $4.8 million and our investing activities used cash of approximately $5.9 million and $163.0 million for the three and six-month periods ended June 30, 2023.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended June 30, 2023 and March 31, 2023 was $0.03 and $0.87, respectively.

Contractual Obligations

Our contractual obligations as of June 30, 2023 and December 31, 2022 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$979,907	$-	$-	$-	$979,907
Interest on repurchase agreement borrowings(A)	$3,083	$-	$-	$-	$3,083
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$66,500	$-	$-	$66,500
Interest on Freddie Mac MSR Revolver borrowings	$1,259	$-	$-	$-	$1,259
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$4,879	$16,293	$87,828	$-	$109,000
Interest on Fannie Mae MSR Revolving Facility	$731	$-	$-	$-	$731

As of December 31, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$825,962	$-	$-	$-	$825,962
Interest on repurchase agreement borrowings(A)	$2,797	$-	$-	$-	$2,797
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$68,500
Interest on Freddie Mac MSR Revolver borrowings	$1,010	$-	$-	$-	$1,010
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$627	$16,406	$98,967	$-	$116,000
Interest on Fannie Mae MSR Revolving Facility	$700	$-	$-	$-	$700

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2023 and December 31, 2022, respectively, and includes all interest expense incurred through those dates.

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

We pay all of our direct operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that our Manager uses the proceeds from its management fee in part to pay Freedom Mortgage for services provided under the Services Agreement. Our officers receive no cash compensation directly from us. Our Manager provides us with our officers. Our Manager is entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our chief financial officer, and, prior to January 1, 2022, our general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers our Manager provides to us is subject to the approval of the compensation committee of our board of directors.

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

 Subservicing Agreements

As of June 30, 2023, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

 Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$288,841	$276,394	$264,906	$254,279	$244,426
Change in FV	$23,935	$11,488	$-	$(10,627)	$(20,480)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$280,756	$272,858	$264,906	$257,216	$249,837
Change in FV	$15,850	$7,951	$-	$(7,690)	$(15,069)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$273,367	$269,137	$264,906	$260,676	$256,446
Change in FV	$8,461	$4,230	$-	$(4,230)	$(8,461)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$305,821	$292,241	$279,739	$268,201	$257,526
Change in FV	$26,082	$12,502	$-	$(11,538)	$(22,213)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$296,237	$288,025	$279,739	$271,707	$264,005
Change in FV	$16,498	$8,286	$-	$(8,032)	$(15,734)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$288,345	$284,042	$279,739	$275,436	$271,133
Change in FV	$8,606	$4,303	$-	$(4,303)	$(8,606)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2023

	June 30, 2023	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$721,321
Estimated FV		$721,452	$721,766	$721,709	$720,645	$719,716	$718,493
Change in FV		$131	$445	$388	$(676)	$(1,605)	$(2,828)
% Change in FV		0.02%	0.06%	0.05%	(0.09)%	(0.22)%	(0.39)%

As of December 31, 2022

	December 31, 2022	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$785,308
Estimated FV		$781,962	$783,468	$784,625	$785,583	$785,537	$785,188
Change in FV		$(3,346)	$(1,840)	$(683)	$275	$229	$(120)
% Change in FV		(0.43)%	(0.23)%	(0.09)%	0.04%	0.03%	(0.02)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2023, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2023, the Company is not aware of any material legal or regulatory claims or proceedings.

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

CHERRY HILL MORTGAGE INVESTMENT
CORPORATION

August 7, 2023	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

August 7, 2023	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2023

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