Form 10-K
period 2023-12-31
Cherry Hill Mortgage Investment Corp
filed 2024-03-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2023, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2023) was approximately $129.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2023, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

On March 7, 2024, the registrant had a total of 30,019,969 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2024 are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

“ESG” means environmental, social, and governance.

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

“U.S. Treasury” means the U.S. Department of Treasury.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “could”, “would”, “may”, “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•
the Company’s ability to raise capital through the sale of its equity and debt securities and to invest the net  proceeds of any such offering in the target assets, if any, identified at the time of the offering;

•	the Company’s ability to obtain future financing arrangements and refinance existing financing arrangements as they mature;

•	the Company’s expected leverage;

•	the Company’s expected investments and the timing thereof;

•	the Company’s ability to acquire Servicing Related Assets and mortgage and real estate-related securities;

•	the Company’s ability to make distributions to holders of the Company’s common and preferred stock;

•	the Company’s ability to compete in the marketplace;

•	the Company’s ability to hedge interest rate risk and prepayment risk associated with its assets;

•	market, industry and economic trends;

•
recent market developments and actions taken and to be taken by the U.S. Government, the U.S. Treasury, the Board of Governors of the Federal Reserve System, Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Securities and Exchange Commission (“SEC”);

•	mortgage loan modification programs and future legislative actions;

•	the Federal Reserve’s potential changes in interest rates;

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

•	general volatility of the capital markets;

•	inflationary trends could result in further interest rate increases or sustained higher interest rates for longer than expected periods of time, which could lead to increased market volatility;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s ability to operate its licensed mortgage servicing subsidiary and oversee the activities of such subsidiary;

•	the Company’s ability to manage various operational and regulatory risks associated with its business;

•
the Company’s dependence on its external manager, Cherry Hill Mortgage Management, LLC, and the Company’s ability to find a suitable replacement if the Company or the Manager were to terminate or not renew the management agreement the Company has entered into with the Manager;

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

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of the Company’s assets.

•	The Company relies on financial modeling to value its Servicing Related Assets.

•	The Company cannot predict the impact future actions by the U.S. Federal Reserve will have on the Company’s business, and any such actions may negatively impact the Company.

•	The Company uses leverage to increase returns, but it exposes the Company to margin calls on its investable assets.

The Company is externally managed which creates risks, including:

•	The Company is dependent on its Manager to provide qualified personnel.

•	The amount of the fee the Company pays to its Manager is not affected by the performance of the Company’s investments.

•	Certain of the Company’s lenders prohibit terminating its Manager without their consent.

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

We operate our business through the following segments: (i) investments in RMBS; (ii) investments in Servicing Related Assets; and (iii) “All Other.” For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 3—Segment Reporting”.

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

Our Manager

We are externally managed by our Manager. With the exception of Aurora, our licensed mortgage servicing subsidiary, which has three leased employees, we have no employees. We have entered into a management agreement with our Manager, pursuant to which our Manager is responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Our Manager is a Delaware limited liability company originally established by Mr. Middleman. The Manager is party to the Services Agreement with the Services Provider. The sole member of the Manager is a blind trust for the benefit of Mr. Middleman. We rely on our Manager to provide or obtain on our behalf the personnel and services necessary for us to conduct our business. For additional information regarding the management agreement with our Manager, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations—Management Agreement”.

 The principal office and place of business of our Manager is 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, and the telephone number of our Manager’s executive offices is (877) 870-7005.

Our Manager has a Risk Committee that monitors our investment policies, portfolio holdings, financing and hedging strategies and compliance with our investment guidelines. Our Manager’s Risk Committee is made up of personnel provided to the Company through our Manager and those personnel are as follows: Mr. Lown, our President and Chief Executive Officer; Mr. Evans, our Chief Investment Officer; Mr. Hutchby, our Chief Financial Officer, Treasurer and Secretary; and our MSR portfolio manager.

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

We have entered into repurchase agreements with 35 counterparties as of December 31, 2023. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable”.

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

Competition

We compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, governmental bodies and other entities for investment opportunities in general. See “Item 1A. Risk Factors—We operate in a highly competitive market”.

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

Environmental Considerations

Our environmental strategy is based on simplicity and transparency. Specifically, we endeavor to minimize our environmental impact by (1) reducing waste that is generated by our Company and sent to landfills, (2) purchasing, to the extent practicable, environmentally responsible products, and (3) reducing internal paper usage. We believe that the Company’s corporate footprint and business operations have a relatively modest impact on the environment. Nevertheless, we believe in promoting a sustainable environment by using resources as efficiently and responsibly as practicable. Our commitment to these principles is reflected in our daily activities in a variety of ways:

•
To reduce waste and promote a cleaner environment, we recycle paper, glass, plastic and aluminum cans, electronic equipment, batteries and ink cartridges, and we emphasize electronic communications, record storage e-statements and invoices to reduce our office paper usage.

•	To reduce our carbon footprint, we utilize video conferencing as an alternative to business travel.

•	To reduce energy usage, we use Energy Star ® certified products, printers and televisions.

Although we are unable to predict the rate at which climate change will progress, we recognize that the physical effects of climate change could have a material adverse effect on our operations. To the extent that climate change impacts changes in weather patterns, assets in which we hold a direct or indirect interest could experience severe weather, including hurricanes, severe winter storms, wildfires and flooding due to increases in storm intensity and rising sea levels, among other effects that could impact house prices and housing-related costs and/or disrupt borrowers’ ability to pay their mortgage. Moreover, long term climate change could trigger extreme weather conditions that result in macroeconomic and demographic shifts. Over time, these conditions could result in repricing of the assets that we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our financial performance.

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

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test”. Excluded from the term “investment securities”, among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

We expect that most of our assets will be held in wholly-owned or majority-owned subsidiaries of our Operating Partnership and that most of these subsidiaries will rely on the exception from the definitions of investment company provided by Section 3(c)(5)(C) of the Investment Company Act, which is available for entities that, among other requirements, are “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, generally requires an entity to invest at least 55% of its assets in certain “qualifying real estate interests”, and at least 80% of its assets in qualifying real estate interests plus “real estate-related assets” (with no more than 20% comprised of miscellaneous assets). For purposes of the exception provided by Section 3(c)(5)(C), we classify investments and other assets based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset.

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

MSRs are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on the mortgage servicer’s business. If any mortgage servicer that we use actually or allegedly fails to comply with applicable laws, rules or regulations, that mortgage servicer could be exposed to fines, penalties or other costs, or the mortgage servicer could be terminated by the applicable Agency. If these laws, regulations and decisions change, we could be exposed to similar fines, penalties or costs. In addition, if a mortgage servicer that we use experiences any of the failures or regulatory scrutiny described above, then we could become subject to heightened regulatory or legal scrutiny by virtue of being a counterparty of these entities. Such scrutiny could result in our incurring meaningful additional costs or fines or being subject to governmental actions such as denial, suspension or revocation of licenses, or other material operational requirements or restrictions, each of which could adversely affect our business and results of operations.

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

Our ability to own and manage MSRs is subject to terms and conditions established by the GSEs, which are subject to change.

Our continued approval from the GSEs to own and manage MSRs is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our approved status by one or more GSEs or result in the acceleration and termination of our MSR financing facilities. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSRs as well as our ability to finance MSRs.

We may be subject to representation and warranty risk in our capacity as an owner of MSRs and our sales of MSRs and other assets.

The MSRs we acquire may be subject to existing representations and warranties made to the applicable investor (including, without limitation, the GSEs) regarding, among other things, the origination and prior servicing of those mortgage loans, as well as future servicing practices following our acquisition of such MSRs. If such representations and warranties are inaccurate, we may be obligated to repurchase certain mortgage loans or indemnify the applicable investor for any losses suffered as a result of the origination or prior servicing of the mortgage loans. As such, the applicable investor will have direct recourse to us for such origination and/or prior servicing issues.

In connection with sales of our MSRs and other assets from time to time, we may have been or may be required to make representations and warranties to the purchasers of the assets regarding certain characteristics of those assets. If our representations and warranties are inaccurate, we may be obligated to repurchase the assets or indemnify the applicable purchaser, which may result in a loss. Even if we obtain representations and warranties from the parties from whom we acquired the asset, as applicable, they may not correspond with the representations and warranties we make or may otherwise not protect us from losses. Additionally, the loan originator or other parties from whom we acquired the MSRs may be insolvent or otherwise unable to honor their respective indemnification or repurchase obligations for breaches of representation and warranties.

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

Actions taken by the Federal Reserve, including decisions relating to changes in its federal funds rate target or the size and composition of its balance sheet (such as the purchase or sale of MBS), could have a material and adverse impact on the value of our assets, our cost of funds, the amount of our net interest income and our earnings available for distribution and the market price of our securities. We cannot predict or control the impact future actions by the Federal Reserve will have on the overall economy or on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

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

Our Manager relies on analytical models and information and data, including models, information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and to conduct our asset management activities. If these models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose us to potential risks. In addition, models are only as accurate as the assumptions that go into building the models. Our Manager’s use of models and data on our behalf may induce it to purchase certain assets at prices that are too high, sell certain other assets at prices that are too low or miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.

Some models, such as prepayment models or mortgage default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models used by our Manager on our behalf may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation, and are therefore more speculative and of more limited reliability.

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

We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could disrupt our business.

Our business is highly dependent on information technology. In the ordinary course of our business, we may store sensitive data, including our proprietary business information and that of our business partners, and personally identifiable information of mortgage borrowers, on our networks. The secure maintenance and transmission of this information is critical to our operations. Computer malware, viruses, ransomware and phishing attacks remain widespread and are increasingly sophisticated. We are from time to time the target of attempted cyber threats. We continuously monitor and develop our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. Despite these security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations, or disruption to our trading activities or damage our reputation, which could have a material adverse effect on our financial results and negatively affect the market price of our securities and our ability to make distributions to stockholders.

The resources required to protect our information technology and infrastructure, and to comply with the laws and regulations related to data and privacy protection, are subject to uncertainty. Even in circumstances where we are able to successfully protect such technology and infrastructure from attacks, we may incur significant expenses in connection with our responses to such attacks. Government and regulatory scrutiny of the measures taken by companies to protect against cybersecurity attacks has resulted in heightened cybersecurity requirements and additional regulatory oversight. Any of the foregoing may adversely impact our results of operations and financial condition.

In addition, in connection with our ownership of Servicing Related Assets, we possess personally identifiable information that is shared with third-party service providers, including our mortgage servicers, as required or permitted by law. In the event the information technology networks and infrastructure of our third-party service providers, including our mortgage servicers, is breached, we may be liable for losses suffered by individuals whose personal information is stolen as a result of such breach and any such liability could be material. Even if we are not liable for such losses, any breach of these third-party systems could expose us to material costs related to notifying affected individuals or other parties and providing credit monitoring services, as well as to regulatory fines or penalties.

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

We face possible risks associated with the effects of climate change and severe weather.

To the extent that climate change impacts changes in weather patterns, assets in which we hold a direct or indirect interest could experience severe weather, including hurricanes, severe winter storms, wildfires and flooding due to increases in storm intensity and rising sea levels, among other effects that could impact house prices and housing-related costs and/or disrupt borrowers’ ability to pay their mortgage. Moreover, long term climate change could trigger extreme weather conditions that result in macroeconomic and demographic shifts. Over time, these conditions could result in repricing of the assets that we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our financial performance.

Increasing attention to ESG matters may impact our business.

Increasing attention to, and social expectations on businesses to address, climate change and other environmental and social impacts, alongside investor and societal explanations regarding voluntary ESG disclosures, may result in increased costs in order for us to comply and decreased access to capital. Moreover, increasing attention to climate change and its associated risks may also lead to the expectation of voluntary ESG disclosures from our industry, which may cause a reduction in the production or origination of certain of our targeted assets or changes that make the returns on these assets less attractive and could negatively impact our portfolio and our results of operations, financial condition and our ability to pay dividends to our stockholders.

Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to increased negative sentiment toward us or the assets in which we invest and to the diversion of investments more in line with environmental sustainability, which could have a negative impact on our access to and costs of capital.

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

Termination of our management agreement without cause or an election not to renew the term of the management agreement will result in a significant termination fee payable by us unless the management agreement is terminated or not renewed in connection with an internalization event (as defined in the management agreement). The termination fee, if one is payable, will increase the effective cost to us of terminating or electing not to renew the management agreement, thereby adversely affecting our ability to terminate our Manager without cause.

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

If our Manager ceases to be our external manager without the consent of certain of our counterparties, it would constitute an event of default or early termination event under the applicable financing or hedging environment, upon which those counterparties would have the right to terminate their agreements with us. If our Manager ceases to be our external manager for any reason, including upon the non-renewal of the management agreement between us and our Manager, and we are unable to obtain financing or enter into or maintain derivative transactions, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially adversely affected.

Risks Related to Our Organizational Structure

Maintenance of certain exceptions from (or otherwise not falling within) the definitions of “investment company” under the Investment Company Act imposes significant limitations on our operations.

We intend to continue to conduct our operations so that neither we nor any of our subsidiaries is required to register as an investment company under the Investment Company Act. This limits the types of businesses in which we may engage and the assets we may hold and the manner in which we hold them. Certain of our subsidiaries rely on the exception provided by Section 3(c)(5)(C) under the Investment Company Act which is designed for entities primarily engaged in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate”. This exception generally requires that at least 55% of the entity’s assets consist of qualifying real estate interests and at least 80% of the entity’s assets consist of qualifying real estate interests or real estate-related assets (with no more than 20% in miscellaneous assets). These requirements limit the types of assets those subsidiaries can own and the timing of sales and purchases of those assets.

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

Risks Related to Our Preferred Stock

Our 8.20% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”, and together with the Series A Preferred Stock, the “Preferred Stock”) ranks junior to our existing and future indebtedness and will rank junior to any other class or series of stock we may issue in the future with terms specifically providing that such stock ranks senior to the Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Senior Stock”), and your interests could be diluted by the issuance of additional shares of preferred stock and by other transactions.

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

Our charter currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2023, we have 4,781,635 shares of preferred stock outstanding, including 2,781,635 shares of Series A Preferred Stock and 2,000,000 shares of Series B Preferred Stock. Subject to limitations prescribed by Maryland law and our charter, our board of directors is authorized to issue, from our authorized but unissued shares of stock, preferred stock in such classes or series as our board of directors may determine and to establish from time to time the number of shares of preferred stock to be included in any such class or series. The issuance of additional shares of either series of Preferred Stock or any class or series of stock we may issue in the future with terms specifically providing that such stock ranks on parity with our Preferred Stock with respect to the payment of dividends and the distribution of assets in the event of our liquidation, dissolution or winding up (“Parity Stock”) would dilute the interests of the holders of our Preferred Stock, and the issuance of any Senior Stock or the incurrence of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on our Preferred Stock. Other than the limited conversion rights afforded to holders of our Preferred Stock that may become exercisable in connection with certain changes of control, none of the provisions relating to our Preferred Stock contain any terms relating to or limiting our indebtedness or affording the holders of our Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets, so long as the rights of the holders of our Preferred Stock are not materially and adversely affected. In December 2023, our Board authorized a repurchase program for the Preferred Stock that authorizes us to repurchase up to an aggregate of $50 million in shares of our Preferred Stock. The manner, price, number and timing of share repurchases pursuant to the $50 million Preferred Stock repurchase program is subject to a variety of factors, including market conditions and applicable SEC rules, and the authorization does not have an expiration date and repurchases may be commenced or suspended at any time without prior notice.

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

Upon the occurrence of certain changes of control, each holder of our Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date (as defined below), we have provided notice of our election to redeem some or all of the shares of Preferred Stock held by such holder, in which case such holder will have the right only with respect to shares of Preferred Stock that are not called for redemption) to convert some or all of such holder’s Preferred Stock into shares of our common stock (or, under specified circumstances, certain alternative consideration). Notwithstanding that we could not have redeemed our Series A Preferred Stock prior to August 17, 2022 and cannot redeem our Series B Preferred Stock prior to April 15, 2024, we have a special optional redemption right to redeem our Preferred Stock in the event of certain changes of control, and holders of our Preferred Stock will not have the right to convert any shares that we have elected to redeem prior to the date the Preferred Stock is to be converted, which will be a business day selected by us that is no fewer than 20 days nor more than 35 days after the date on which we provide notice to the holders of Preferred Stock (the “Change of Control Conversion Date”). We did not redeem any Series A Preferred Stock during the year ended December 31, 2023.

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

The discontinuance of U.S. dollar LIBOR might adversely affect the value of investments in the Series B Preferred Stock.

All tenors of U.S. dollar LIBOR (“USD LIBOR”) ceased publication immediately after June 30, 2023.

Holders of the Series B Preferred Stock should be aware that the dividend rate on the Series B Preferred Stock will be determined for the relevant period by the fallback provisions applicable to such stock. From and including April 15, 2024 (the “floating rate period”), and because USD LIBOR has ceased publication, under the terms of the Series B Preferred Stock, we will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent shall use such substitute or successor base rate. In such case, the calculation agent in its sole discretion may also implement other technical changes to the Series B Preferred Stock in a manner that is consistent with industry accepted practices for such substitute or successor base rate.

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

The composition and characteristics of CME Term SOFR are not the same as were those of USD LIBOR and there is no guarantee that CME Term SOFR is a comparable substitute for USD LIBOR.

The composition and characteristics of CME Term SOFR are not the same as were those of USD LIBOR. CME Term SOFR is derived from daily SOFR, which is a broad U.S. Treasury repo financing rate that represents overnight secured funding transactions. This means that CME Term SOFR is fundamentally different from USD LIBOR for two key reasons. Daily SOFR is a secured rate, while USD LIBOR was an unsecured rate. As a result, there can be no assurance that CME Term SOFR will perform in the same way as USD LIBOR would have at any time, including, without limitation, as a result of changes in interest and yield rates in the market, market volatility or global or regional economic, financial, political, regulatory, judicial or other events. For example, since publication of daily SOFR began in April 2018, daily changes in daily SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or other market rates.

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

SOFR is published by the Federal Reserve Bank of New York (“FRBNY”) and is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral Treasury repurchase agreement (“repo”) transactions cleared through the delivery-versus-payment service offered by the Fixed Income Clearing Corporation (the “FICC”), a subsidiary of The Depository Trust & Clearing Corporation (“DTCC”). SOFR is filtered by FRBNY to remove a portion of the foregoing transactions considered to be “specials”. According to FRBNY, “specials” are repos for specific-issue collateral which take place at cash-lending rates below those for general collateral repos because cash providers are willing to accept a lesser return on their cash in order to obtain a particular security.

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

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity

The Company’s information security program is designed to protect the security, confidentiality, integrity and availability of the Company’s sensitive and personal information and client information. Employing a risk-based approach, the program systematically identifies, assesses and implements safeguards that seek to mitigate cybersecurity threats and secure the Company’s information assets, including those of our sub-servicers. The program is informed by the National Institute of Standards and Technology Cybersecurity Framework and is shaped by the legal requirements derived from authoritative sources such as the Gramm-Leach-Bliley Act and its implementing regulations and guidelines, as well as Freddie Mac’s mandates from the office of Federal Housing Enterprise Oversight. Additionally, the program is guided by relevant state laws and regulations.

Periodically, the Company, as it reasonably deems necessary, will identify and categorize potential cybersecurity threats and vulnerabilities, determine acceptable risk tolerance for each such threat and vulnerability and implement adequate mitigation controls. At the senior executive level, the Chief Financial Officer (“CFO”) is entrusted with the day-to-day oversight of the program’s development, implementation, and maintenance. To help facilitate Company-wide compliance with the plan, the Company, as well as its subservicers, provide ongoing training to the appropriate employees.

 The CFO is responsible for ensuring that the board of directors comprehends the Company’s risk profile and receives periodic updates on the program and its policies. Our current CFO is Michael Hutchby. Mr. Hutchby has a B.A. in Economics from The Johns Hopkins University and an M.B.A. from the Stern School of Business at New York University. Mr. Hutchby was appointed the Company's CFO, Treasurer and Secretary in June 2019 and previously served as the Company's Controller from October 2013 to June 2019.

As mentioned above, the CFO is responsible for the initial assessment and management of potential incidents. Furthermore, the Company has established a response plan that serves as the foundation for addressing unauthorized cybersecurity occurrences from both a technical and regulatory perspective. The Cybersecurity Response Team (“CRT”), comprised of the CFO, Manager of Information Technology (“MIT”) and other personnel, as each may designate, are responsible for leading all incident management and response activities. The MIT assumes a crucial role in overseeing and managing the technical facets of the CRT while the CFO provides strategic direction and decision-making, facilitating communication with other members of senior management, and disseminating pertinent information to the board of directors.

In conjunction with the aforementioned plans, the Company conducts an annual business impact analysis to identify the critical business functions that are required by the Company to sustain business operations and potential impacts to the Company if any those critical functions are disrupted. Deriving from the analysis, the Company maintains a business continuity and disaster recovery plan to coordinate business recovery to resume any disrupted critical business operations. In the event of a critical cybersecurity business disruption, the President of the Company may activate the business continuity plan to implement risk-based strategies devised to maintain business continuity against distributed denial of service attacks or malware.

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to “Item 1A. Risk Factors – Risks Related to Our Business – We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could disrupt our business”.

Item 2.	Properties

Our business is operated from space provided through our Manager located at 1451 Route 34, Suite 303, Farmingdale, New Jersey 07727, telephone (877) 870-7005, and 1270 Avenue of the Americas, Suite 920, New York, New York 10020, telephone (877) 870-7005.

Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2023, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Holders

As of  March 7, 2024, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2023 and 2022:

	Declaration Date	Record Date	Payment Date	Amount per Share
2023
Fourth Quarter	12/8/2023	12/29/2023	1/31/2024	$0.15
Third Quarter	9/14/2023	9/29/2023	10/31/2023	$0.15
Second Quarter	6/15/2023	6/30/2023	7/31/2023	$0.15
First Quarter	3/16/2023	3/31/2023	4/25/2023	$0.27
2022
Fourth Quarter	12/16/2022	12/30/2022	1/31/2023	$0.27
Third Quarter	9/15/2022	9/30/2022	10/25/2022	$0.27
Second Quarter	6/17/2022	6/30/2022	7/26/2022	$0.27
First Quarter	3/11/2022	3/31/2022	4/26/2022	$0.27

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index, a peer group index, from December 31, 2018 to December 31, 2023. The graph assumes that $100 was invested on December 31, 2017 in our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	December 31, 2019	December 31, 2020	December 31, 2021	December 30, 2022	December 29, 2023
Cherry Hill Mortgage Investment Corporation	$93.27	$67.61	$68.70	$57.29	$46.48
Russel 2000	$125.52	$150.58	$172.90	$137.56	$160.85
S&P U.S. BMI Mortgage REITs (A)	$119.61	$94.68	$108.65	$80.83	$93.30
S&P 500	$131.49	$155.68	$200.37	$164.08	$207.21

Source: S&P Capital IQ Pro

(A)
In addition to the Company, as of December 31, 2023, the S&P U.S. BMI Mortgage REITs Index comprised the following companies: AFC Gamma Inc., AG Mortgage Investment Trust, Inc., AGNC Investment Corp., Angel Oak Mortgage, Inc., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial RE Corporation, Arlington Asset Invt Corp., ARMOUR Residential REIT, Inc., Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Broadmark Realty Capital Inc., Chimera Investment Corporation, Claros Mortgage Trust, Inc., Dynex Capital, Inc., Ellington Financial Inc., Ellington Residential Mortgage REIT, Franklin BSP Realty Trust, Inc., Granite Point Mortgage Trust, Inc., Great Ajax Corp., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp, Lument Finance Trust, Inc., MFA Financial, Inc., New York Mortgage Trust, Inc., NexPoint Real Estate Finance, Inc., Orchid Island Capital, Inc., PennyMac Mortgage Investment Trust, Ready Capital Corporation, Redwood Trust, Inc., Rithm Capital Corp., Sachem Capital Corp., Seven Hills Realty Trust, Starwood Property Trust, Inc., TPG RE Finance Trust, Inc, and Western Asset Mortgage Capital Corporation.

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

In April 2023, the Company’s board of directors adopted the Cherry Hill Mortgage Investment Corporation 2023 Equity Incentive Plan (the “2023 Plan”). In June 2023, at the Company’s annual meeting of stockholders, the 2023 Plan was approved. The 2023 Plan, which expires by its term in April 2033, permits the Company to provide equity-based compensation in the form of options to purchase shares of the Company’s common stock, stock awards, SARs, performance units, incentive awards and other equity-based awards (including LTIP-OP Units). Each LTIP-OP Unit awarded is deemed equivalent to an award of one share of our common stock under the 2023 Plan and reduces the 2023 Plan’s share authorization for other awards on a one-for-one basis. The 2023 Plan replaced the 2013 Plan upon the 2023 Plan’s approval by stockholders and no further awards will be made by the Company under the 2013 Plan. Currently outstanding awards granted under the 2013 Plan will remain effective in accordance with their terms.

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2023:

Equity Incentive Plan Information
As of December 31, 2023

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		2,788,165
LTIP-OP Units	552,097
Forfeited LTIP-OP Units	(5,832)
Converted LTIP-OP Units	(44,795)
Redeemed LTIP-OP Units	(9,054)
Shares of Common Stock	220,256
Forfeited Shares of Common Stock	(3,155)
Equity Compensation Plans Not Approved By Shareholders		-

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of December 31, 2023, we owned 98.1% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock”.

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $100.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of December 31, 2023, approximately $4.8 million was remaining pursuant to the Common Stock ATM Program. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock pursuant to the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2023 and December 31, 2022, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of December 31, 2023, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2023 and December 31, 2022, the Company did not repurchase any common stock pursuant to the repurchase program.

In December 2023, the Company initiated a Preferred Stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its Preferred Stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The Preferred Stock repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2023, the Company did not repurchase any Preferred Stock pursuant to the repurchase program.

Effects of Federal Reserve Policy on the Company

Over the past two years, the Federal Reserve has substantially tightened monetary policy to combat an increase in U.S. inflation. Since March 2022, the Federal Reserve has increased its federal funds rate target from 0.0% - 0.25% to the current target of 5.25 – 5.50%. In March 2022, the Federal Reserve also ended its net purchases of Treasury and agency securities (a policy known as quantitative easing) and then in June 2022 began reducing the size of its balance sheet by no longer reinvesting proceeds of up to $60.0 billion (initially $30.0 billion) of maturing Treasury securities and up to $35.0 billion (initially $17.5 billion) in maturing agency debt and mortgage-backed securities per month. Inflation peaked in June of 2022 with consumer prices rising at a rate of 9.0% on a year-over-year basis, but has since declined with consumer prices rising 3.4% on a year-over-year basis in December of 2023. Although inflation has eased over the past few months, it is still unclear how long the Federal Reserve will keep interest rates at elevated levels to bring inflation down to its 2% percent target.

          The Federal Reserve’s federal funds rate increases over the past two years and reductions in the size of its balance sheet have resulted in higher interest rates across asset classes, including for Agency RMBS. These actions also may reduce economic activity in the United States, as well as decrease spreads on interest rates, reducing our net interest income. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is expected to be partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. Any benefit we expect to receive from lower prepayments on the mortgages underlying our MSRs and RMBS could be offset by increased volatility in the market and increased hedging costs attributable to such volatility and by increased funding costs. The impact on our operating results of future actions by the Federal Reserve that change market interest rates is discussed further below. See “Factors Impacting our Operating Results”.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
December 31, 2023	4.77%	0.96%	3.81%
September 30, 2023	4.66%	0.87%	3.79%
June 30, 2023	4.49%	0.53%	3.96%
March 31, 2023	4.40%	0.73%	3.68%
December 31, 2022	4.29%	0.69%	3.60%
September 30, 2022	3.90%	0.77%	3.13%
June 30, 2022	3.56%	0.32%	3.25%
March 31, 2022	2.98%	0.49%	2.49%

(A)	Average Cost of Funds also includes the benefits of related swaps.

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

We evaluate the cost basis of our available-for-sale RMBS on a quarterly basis under ASC 326-30, Financial Instruments-Credit Losses: Available-for-Sale Debt Securities. When the fair value of a security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If we determine that we intend to sell the security or it is more likely than not that we will be required to sell before recovery, we recognize the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss). If we determine we do not intend to sell the security or it is not more likely than not we will be required to sell the security before recovery, we must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In our assessment of whether a credit loss exists, we perform a qualitative assessment around whether a credit loss exists and if necessary, we compare the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision for (reversal of) credit losses on securities in the consolidated statements of income (loss). If it is determined as of the financial reporting date that all or a portion of a security’s cost basis is not collectible, then we will recognize a realized loss to the extent of the adjustment to the security’s cost basis. This adjustment to the amortized cost basis of the security is reflected in realized gain (loss) on RMBS, net in the consolidated statements of income (loss).

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

Regardless, we cannot predict the impact future actions by the Federal Reserve will have on our business, and any such actions may negatively impact us.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with US GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may change over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. For additional information on our material accounting policies and estimates, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Basis of Presentation and Significant Accounting Policies”.

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

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. For information on our assessment of the realizability of deferred tax assets, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 15. Income Taxes”. We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Investments in Securities

Prior to fiscal year 2023, we designated all our investments in RMBS as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. On January 1, 2023, we began electing the fair value option of accounting pursuant to ASC 825, Financial Instruments, for all RMBS acquired after such date. Unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss). Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 4. Investments in RMBS and Note 9. Fair Value”.

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. For information on how interest rates affect net interest income, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Effect on Net Interest Income”.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2023	2022
Income
Interest income	$49,985	$29,642
Interest expense	51,642	17,563
Net interest income (expense)	(1,657)	12,079
Servicing fee income	53,427	53,430
Servicing costs	11,248	11,837
Net servicing income	42,179	41,593
Other income (loss)
Realized loss on RMBS, net	(36,315)	(99,694)
Realized gain on derivatives, net	33,821	1,363
Realized gain on acquired assets, net	23	12
Unrealized gain on RMBS, measured at fair value through earnings, net	9,755	-
Unrealized gain (loss) on derivatives, net	(43,071)	61,864
Unrealized gain (loss) on investments in Servicing Related Assets	(25,937)	22,976
Total Income (Loss)	(21,202)	40,193
Expenses
General and administrative expense	6,900	6,305
Management fee to affiliate	6,830	6,629
Total Expenses	13,730	12,934
Income (Loss) Before Income Taxes	(34,932)	27,259
Provision for corporate business taxes	523	5,070
Net Income (Loss)	(35,455)	22,189
Net (income) loss allocated to noncontrolling interests in Operating Partnership	661	(450)
Dividends on preferred stock	9,853	9,853
Net Income (Loss) Applicable to Common Stockholders	$(44,647)	$11,886

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2023
Interest income	$-	$49,985	$-	$49,985
Interest expense	1,572	50,070	-	51,642
Net interest expense	(1,572)	(85)	-	(1,657)
Servicing fee income	53,427	-	-	53,427
Servicing costs	11,248	-	-	11,248
Net servicing income	42,179	-	-	42,179
Other expense	(29,443)	(32,281)	-	(61,724)
Other operating expenses	(2,231)	(664)	(10,835)	(13,730)
Provision for corporate business taxes	(523)	-	-	(523)
Net Income (Loss)	$8,410	$(33,030)	$(10,835)	$(35,455)

Year Ended December 31, 2022
Interest income	$-	$29,642	$-	$29,642
Interest expense	3,837	13,726	-	17,563
Net interest income (expense)	(3,837)	15,916	-	12,079
Servicing fee income	53,430	-	-	53,430
Servicing costs	11,837	-	-	11,837
Net servicing income	41,593	-	-	41,593
Other income (expense)	(26,655)	13,176	-	(13,479)
Other operating expenses	(2,099)	(692)	(10,143)	(12,934)
Provision for corporate business taxes	(5,070)	-	-	(5,070)
Net Income (Loss)	$3,932	$28,400	$(10,143)	$22,189

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

Interest Income

Interest income for the year ended December 31, 2023 was $50.0 million as compared to $29.6 million for the year ended December 31, 2022. The $20.4 million increase in interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to purchases of new securities, as well as replacing lower yielding securities with higher yielding securities coupled with portfolio positioning, which resulted in a decrease in price premium amortization driven by lower prepayment speeds.

Interest Expense

Interest expense for the year ended December 31, 2023 was $51.6 million as compared to $17.6 million for the year ended December 31, 2022. The $34.0 million increase in interest expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was due to a rise in financing rates of all assets. The rise in RMBS financing costs was the primary driver.

Servicing Fee Income

Servicing fee income for each of the years ended December 31, 2023 and December 31, 2022 was $53.4 million because the Company did not make any substantial MSR purchases during the year ended December 31, 2023.

Servicing Costs

Servicing costs for the year ended December 31, 2023 were $11.2 million as compared to $11.8 million for the year ended December 31, 2022. The $589,000 decrease in servicing costs for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to changes in the delinquency profile.

Realized Loss on RMBS, Net

Realized loss on RMBS for the year ended December 31, 2023 was $36.3 million as compared to $99.7 million for the year ended December 31, 2022. The $63.4 million decrease in realized loss on RMBS for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to a decline in the number of RMBS securities sold during the year ended December 31, 2023.

Realized Gain on Derivatives, Net

Realized gain on derivatives for the year ended December 31, 2023 was $33.8 million as compared to $1.4 million for the year ended December 31, 2022. The $32.4 million increase in realized gain on derivatives for the year ended December 31, 2023 as compared to December 31, 2022 was substantially comprised of an increase of $40.8 million in gains on TBAs and an increase of $23.9 million in interest income on interest rate swaps, offset by an increase of $32.7 million in losses on U.S. treasury futures.

Unrealized Gain on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the year ended December 31, 2023 was $9.8 million as compared to $0 for the year ended December 31, 2022. The increase of $9.8 million in unrealized gain on RMBS measured at fair value through earnings was because there were no RMBS measured at fair value through earnings during the year ended December 31, 2022. On January 1, 2023, the Company elected the fair value option of accounting for all RMBS acquired after such date.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the year ended December 31, 2023 was $43.1 million as compared to a gain of $61.9 million for the year ended December 31, 2022. The $105.0 million increase in unrealized loss on derivatives for the year ended December 31, 2023 as compared to December 31, 2022 was primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the year ended December 31, 2023 was $25.9 million as compared to a gain of $23.0 million for the year ended December 31, 2022. The $48.9 million increase in unrealized loss on our investments in Servicing Related Assets for December 31, 2023 as compared to December 31, 2022 was primarily due to changes in valuation inputs or assumptions.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2023 was $6.9 million as compared to $6.3 million for the year ended December 31, 2022. The $595,000 increase in general and administrative expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in professional fees.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors and officers and by certain other individuals who provide services to us through the Manager, represented approximately 1.9% and 2.0% of net income for the years ended December 31, 2023 and December 31, 2022, respectively.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	26,559
Accumulated other comprehensive loss, December 31, 2023	$(2,545)

Year Ended December 31, 2022
Accumulated other comprehensive income, December 31, 2021	$7,527
Other comprehensive loss	(36,631)
Accumulated other comprehensive loss, December 31, 2022	$(29,104)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the year ended December 31, 2023, volatility in the 10 Year U.S. Treasury rate and tightening of credit spreads caused a net unrealized gain on our available-for-sale RMBS, which was chiefly driven by the interest and mortgage rate rally that occurred in the fourth quarter of the year and positioning of securities. During the year ended December 31, 2022, increases in the 10 Year U.S. Treasury rate and widening of credit spreads caused a net unrealized loss on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the year ended December 31, 2023 as compared to the year ended December 31, 2022, decreased by approximately $3.4 million or $0.40 per average common share primarily due to changes in interest rates.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022
Net Income (Loss)	$(35,455)	$22,189
Realized loss on RMBS, net	36,315	99,694
Realized loss on derivatives, net (A)	4,377	16,051
Realized gain on acquired assets, net	(23)	(12)
Unrealized gain on RMBS measured at fair value through earnings, net	(9,755)	-
Unrealized loss (gain) on derivatives, net	43,071	(61,864)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(12,593)	(53,182)
Tax expense on realized and unrealized gain on MSRs	2,876	9,460
Total EAD:	$28,813	$32,336
EAD attributable to noncontrolling interests in Operating Partnership	(537)	(656)
Dividends on preferred stock	9,853	9,853
EAD Attributable to Common Stockholders	$18,423	$21,827
EAD Attributable to Common Stockholders, per Diluted Share	$0.70	$1.10
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(1.70)	$0.60

(A)
Excludes drop income on TBA dollar rolls of $3.2 million and $6.3 million and interest rate swap periodic interest income of $35.0 million and $11.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.

Our Portfolio

MSRs
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $20.0 billion as of December 31, 2023.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months) (A)	WA Loan Age (months) (A)	ARMs %(B)
MSRs	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%
MSR Total/Weighted Average	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%

As of December 31, 2022

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months) (A)	WA Loan Age (months) (A)	ARMs %(B)
MSRs	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%
MSR Total/Weighted Average	$279,739	$21,688,353	3.49%	0.25%	310	31	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2023	December 31, 2022
Weighted Average Asset Yield	5.33%	4.44%
Weighted Average Interest Expense (A)	1.51%	0.67%
Net Interest Spread	3.82%	3.77%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of December 31, 2023, we had repurchase agreements with 35 counterparties and approximately $903.5 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. As of December 31, 2023, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2023 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173
March 31, 2022	$820,270	$859,726	$764,885

The increase in the Company’s borrowings under its repurchase agreements for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to the Company financing new security purchases during the year.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% as of December 31, 2023 and December 31, 2022. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2023

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$833,443	$772,466	5.55%
One to three months	139,778	131,023	5.55%
Total/Weighted Average	$973,221	$903,489	5.55%

As of December 31, 2022

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$750,218	$715,899	4.39%
One to three months	114,418	110,063	4.53%
Total/Weighted Average	$864,636	$825,962	4.41%

The amount of collateral as of December 31, 2023 and December 31, 2022, including cash, was $984.2 million and $869.0 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2023 and December 31, 2022 was 21 days and 18 days, respectively.

MSR Financing

As of December 31, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at a weighted average borrowing rate of 7.7%. At December 31, 2023 and December 31, 2022, approximately $64.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.8%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2023 and December 31, 2022, approximately $106.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $40.7 million and $59.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. Our investing activities used cash of approximately $104.1 million and $128.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. The cash used by our investing activities during the years ended December 31, 2023 and December 31, 2022 resulted from RMBS purchases offset by RMBS sales and principal paydowns of RMBS.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per share for the year ended December 31, 2023 was $1.70 and our GAAP earnings per share for the year ended December 31, 2022 were $0.60.

Contractual Obligations

Our contractual obligations as of December 31, 2023 and December 31, 2022 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$903,489	$-	$-	$-	$903,489
Interest on repurchase agreement borrowings(A)	$3,930	$-	$-	$-	$3,930
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$64,500
Interest on Freddie Mac MSR Revolver borrowings	$1,329	$-	$-	$-	$1,329
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,679	$97,321	$-	$106,000
Interest on Fannie Mae MSR Revolving Facility	$747	$-	$-	$-	$747

As of December 31, 2022

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$825,962	$-	$-	$-	$825,962
Interest on repurchase agreement borrowings(A)	$2,797	$-	$-	$-	$2,797
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$68,500
Interest on Freddie Mac MSR Revolver borrowings	$1,010	$-	$-	$-	$1,010
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$627	$16,406	$98,967	$-	$116,000
Interest on Fannie Mae MSR Revolving Facility	$700	$-	$-	$-	$700

(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2023 and December 31, 2022, respectively, and includes all interest expense incurred through those dates.

Management Agreement

The Management Agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity, adjusted as set forth in the Management Agreement, and calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination. Such termination fee will be payable upon termination or non-renewal of the Management Agreement by us without cause or by our Manager if we materially breach the Management Agreement. The Management Agreement requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee in connection with the consummation of an internalization event (as defined in the Management Agreement).

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

The term of the Management Agreement expires on October 22, 2024 and will be automatically renewed for a one-year term on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above unless such non-renewal occurs in connection with the consummation of an internalization event. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

Subservicing Agreements

As of December 31, 2023, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Joint Marketing Recapture Agreement

We attempt to reduce the exposure of our MSRs to voluntary prepayments through the structuring of recapture agreements with Aurora’s subservicers.

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and from August 2020 to September 2023, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. During the period where RoundPoint was a wholly-owned subsidiary of Freedom Mortgage, RoundPoint outsourced such recapture services to Freedom Mortgage on RoundPoint’s behalf.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has raised its federal funds rate over the past two years in response to the increase in inflation. The higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Interest Rate Cap Risk

Any adjustable-rate RMBS that we acquire will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid adjustable-rate RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “—Interest Rate Risk”. Actual economic conditions or implementation of decisions by our Manager may produce results that differ significantly from the estimates and assumptions used in our models.

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$278,018	$265,310	$253,629	$242,863	$232,917
Change in FV	$24,389	$11,682	$-	$(10,766)	$(20,712)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$265,422	$259,981	$253,629	$246,972	$240,306
Change in FV	$11,793	$6,352	$-	$(6,657)	$(13,322)
% Change in FV	5%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$262,597	$258,113	$253,629	$249,144	$244,660
Change in FV	$8,968	$4,484	$-	$(4,484)	$(8,968)
% Change in FV	4%	2%	-	(2)%	(4)%

As of December 31, 2022

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$305,821	$292,241	$279,739	$268,201	$257,526
Change in FV	$26,082	$12,502	$-	$(11,538)	$(22,213)
% Change in FV	9%	4%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$296,237	$288,025	$279,739	$271,707	$264,005
Change in FV	$16,498	$8,286	$-	$(8,032)	$(15,734)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$288,345	$284,042	$279,739	$275,436	$271,133
Change in FV	$8,606	$4,303	$-	$(4,303)	$(8,606)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2023

	December 31, 2023	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$749,491
Estimated FV		$753,297	$752,391	$751,103	$747,569	$745,369	$742,833
Change in FV		$3,806	$2,900	$1,612	$(1,922)	$(4,122)	$(6,658)
% Change in FV		0.51%	0.39%	0.22%	(0.26)%	(0.55)%	(0.89)%

As of December 31, 2022

	December 31, 2022	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$785,308
Estimated FV		$781,962	$783,468	$784,625	$785,583	$785,537	$785,188
Change in FV		$(3,346)	$(1,840)	$(683)	$275	$229	$(120)
% Change in FV		(0.43)%	(0.23)%	(0.09)%	0.04%	0.03%	(0.02)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2023, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a fair value of $254 million as of December 31, 2023 as included in Notes 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

Auditing the valuation of servicing related assets is complex and required the use of specialists due to the high degree of judgment in management’s assumptions which are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of servicing related assets including the current market conditions considered by a market participant.

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

March 7, 2024

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2023	December 31, 2022
Assets
RMBS, at fair value (including pledged assets of $973,221 and $815,171, respectively)	$1,012,130	$931,431
Investments in Servicing Related Assets, at fair value (including pledged assets of $253,629 and $279,739, respectively)	253,629	279,739
Cash and cash equivalents	52,886	57,320
Restricted cash	16,441	8,234
Derivative assets	19,504	45,533
Receivables from unsettled trades	-	49,803
Receivables and other assets	38,402	36,765
Total Assets	$1,392,992	$1,408,825
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$903,489	$825,962
Derivative liabilities	16,617	24,718
Notes payable	169,314	183,888
Dividends payable	6,650	8,483
Due to manager	1,789	1,870
Payables for unsettled trades	-	78,881
Accrued expenses and other liabilities	36,758	19,507
Total Liabilities	$1,134,617	$1,143,309
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2023 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2022, liquidation preference of $69,541 as of December 31, 2023 and liquidation preference of $69,541 as of December 31, 2022	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2023 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2022, liquidation preference of $50,000 as of December 31, 2023 and liquidation preference of $50,000 as of December 31, 2022	48,068	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of December 31, 2023 and 500,000,000 shares authorized and 23,508,130 shares issued and outstanding as of December 31, 2022	305	239
Additional paid-in capital	375,498	344,510
Accumulated Deficit	(233,161)	(168,989)
Accumulated other comprehensive loss	(2,545)	(29,104)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$255,476	$262,035
Non-controlling interests in Operating Partnership	2,899	3,481
Total Stockholders’ Equity	$258,375	$265,516
Total Liabilities and Stockholders’ Equity	$1,392,992	$1,408,825

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2023	2022	2021
Income
Interest income	$49,985	$29,642	$14,956
Interest expense	51,642	17,563	5,768
Net interest income (expense)	(1,657)	12,079	9,188
Servicing fee income	53,427	53,430	54,157
Servicing costs	11,248	11,837	13,624
Net servicing income	42,179	41,593	40,533
Other income (loss)
Realized gain (loss) on RMBS, net	(36,315)	(99,694)	548
Realized gain (loss) on derivatives, net	33,821	1,363	(9,339)
Realized gain on acquired assets, net	23	12	15
Unrealized gain on RMBS, measured at fair value through earnings, net	9,755	-	-
Unrealized gain (loss) on derivatives, net	(43,071)	61,864	(1,745)
Unrealized gain (loss) on investments in Servicing Related Assets	(25,937)	22,976	(11,062)
Total Income (Loss)	(21,202)	40,193	28,138
Expenses
General and administrative expense	6,900	6,305	6,983
Management fee to affiliate	6,830	6,629	7,844
Total Expenses	13,730	12,934	14,827
Income (Loss) Before Income Taxes	(34,932)	27,259	13,311
Provision for corporate business taxes	523	5,070	781
Net Income (Loss)	(35,455)	22,189	12,530
Net (income) loss allocated to noncontrolling interests in Operating Partnership	661	(450)	(247)
Dividends on preferred stock	9,853	9,853	9,853
Net Income (Loss) Applicable to Common Stockholders	$(44,647)	$11,886	$2,430
Net Income (Loss) Per Share of Common Stock
Basic	$(1.70)	$0.60	$0.14
Diluted	$(1.70)	$0.60	$0.14
Weighted Average Number of Shares of Common Stock Outstanding
Basic	26,262,407	19,768,286	17,324,362
Diluted	26,293,903	19,795,639	17,345,562

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(35,455)	$22,189	$12,530
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	26,559	(36,631)	(28,067)
Net other comprehensive income (loss)	26,559	(36,631)	(28,067)
Comprehensive loss	$(8,896)	$(14,442)	$(15,537)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	(166)	(293)	(306)
Dividends on preferred stock	9,853	9,853	9,853
Comprehensive loss attributable to common stockholders	$(18,583)	$(24,002)	$(25,084)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2020	17,076,858	$175	4,781,635	$115,379	$300,997	$35,594	$(141,980)	$2,401	$312,566
Issuance of common stock	1,184,990	12	-	-	10,258	-	-	-	10,270
Conversion of OP units	-	-	-	-	-	-	-	(147)	(147)
Redemption of OP units for cash	-	-	-	-	-	-	-	(89)	(89)
Net Income before dividends on preferred stock	-	-	-	-	-	-	12,283	247	12,530
Other Comprehensive Loss	-	-	-	-	-	(28,067)	-	-	(28,067)
LTIP-OP Unit awards	-	-	-	-	-	-	-	900	900
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(361)	(361)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(18,930)	-	(18,930)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,732)	-	(5,732)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	5,246,282	52	-	-	33,255	-	-	-	33,307
Net Income before dividends on preferred stock	-	-	-	-	-	-	21,739	450	22,189
Other Comprehensive Loss	-	-	-	-	-	(36,631)	-	-	(36,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	496	496
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(416)	(416)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(22,393)	-	(22,393)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	6,511,839	66	-	-	30,988	-	-	-	31,054
Net Loss before dividends on preferred stock	-	-	-	-	-	-	(34,794)	(661)	(35,455)
Other Comprehensive Income	-	-	-	-	-	26,559	-	-	26,559
LTIP-OP Unit awards	-	-	-	-	-	-	-	468	468
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(389)	(389)
Common dividends declared, $0.72 per share	-	-	-	-	-	-	(19,527)	-	(19,527)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,123)	-	(4,123)
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$(35,455)	$22,189	$12,530
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized (gain) loss on RMBS, net	36,315	99,694	(548)
Unrealized (gain) loss on investments in Servicing Related Assets	25,937	(22,976)	11,062
Realized gain on acquired assets, net	(23)	(12)	(15)
Realized (gain) loss on derivatives, net	(33,821)	(1,363)	9,339
Unrealized gain on RMBS, measured at fair value through earnings, net	(9,755)	-	-
Unrealized (gain) loss on derivatives, net	43,071	(61,864)	1,745
Amortization (accretion) of premiums on RMBS	(1,820)	613	13,514
Amortization of deferred financing costs	185	120	188
LTIP-OP Unit awards	468	496	900
Changes in:
Receivables and other assets, net	(1,613)	6,589	1,304
Due to affiliates	(81)	(19)	(1,328)
Accrued expenses and other liabilities, net	17,251	16,446	(684)
Net cash provided by operating activities	$40,659	$59,913	$48,007
Cash Flows From Investing Activities
Purchase of RMBS	(761,946)	(1,080,180)	(583,617)
Principal paydown of RMBS	68,371	92,598	246,973
Proceeds from sale of RMBS	585,617	901,788	570,366
Acquisition of MSRs	174	(38,036)	(55,375)
Payments for settlement of derivatives	(9,329)	(27,774)	(11,826)
Proceeds from settlement of derivatives	13,059	23,402	-
Net cash provided by (used in) investing activities	$(104,054)	$(128,202)	$166,521
Cash Flows From Financing Activities
Borrowings under repurchase agreements	9,300,725	6,081,968	5,323,587
Repayments of repurchase agreements	(9,223,198)	(6,121,500)	(5,608,071)
Proceeds from derivative financing	4,946	56,025	1,595
Proceeds from bank loans	(759)	41,500	105,702
Principal paydown of bank loans	(14,000)	(3,000)	(72,000)
Dividends paid	(31,211)	(30,818)	(28,455)
LTIP-OP Units distributions paid	(389)	(416)	(361)
Conversion of OP units	-	-	(147)
Redemption of OP units for cash	-	-	(89)
Issuance of common stock, net of offering costs	31,054	33,307	10,270
Net cash provided by (used in) financing activities	$67,168	$57,066	$(267,969)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$3,773	$(11,223)	$(53,441)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	65,554	76,777	130,218
Cash, Cash Equivalents and Restricted Cash, End of Period	$69,327	$65,554	$76,777
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$28,885	$10,806	$2,272
Cash paid during the period for income taxes	56	44	58
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,650	$8,483	$7,056
Sale of RMBS, settled after period end		(49,803)	-
Purchase of RMBS, settled after period end		78,881	-

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of December 31, 2023, we owned 98.1% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investments in RMBS

Classification – The Company reports all of its investments in RMBS at fair value on its consolidated balance sheets. Pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, the Company may designate a security as held-to-maturity, available-for-sale or trading, at the time of purchase, depending on the Company’s ability and intent to hold the security to maturity. Alternatively, the Company may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments. Prior to January 1, 2023, the Company designated its RMBS as available-for sale. On January 1, 2023, the Company elected the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on securities classified as available-for sale are reported in “Other comprehensive income (loss)” within the consolidated statements of comprehensive income, whereas unrealized gains and losses on securities for which the Company elected the fair value option are reported in “Unrealized loss on RMBS, measured at fair value through earnings, net” within the consolidated statements of income (loss).

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the year ended December 31, 2023, were settled prior to year-end. RMBS with a fair value of $49.8 million sold during the year ended December 31, 2022, were settled after year end. RMBS with a fair value of $78.9 million purchased during the year ended December 31, 2022, were settled after year end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.0 million and $3.3 million at December 31, 2023 and December 31, 2022, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of December 31, 2023 and December 31, 2022. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2023 and December 31, 2022. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $16.4 million and $4.2 million at December 31, 2023 and December 31, 2022, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $0 and $4.1 million at December 31, 2023 and December 31, 2022, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2023 and December 31, 2022, approximately $75.8 million and $99.0 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains and losses on RMBS for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Realized gain (loss) on RMBS, net
Gain on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$50	$5,653
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	(29,944)	(99,744)	(5,105)
Loss on RMBS measured at fair value through earnings	(6,371)	-	-
Realized gain (loss) on RMBS, net	$(36,315)	$(99,694)	$548

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on its Consolidated Financial Statements.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2023
Interest income	$-	$49,985	$-	$49,985
Interest expense	1,572	50,070	-	51,642
Net interest expense	(1,572)	(85)	-	(1,657)
Servicing fee income	53,427	-	-	53,427
Servicing costs	11,248	-	-	11,248
Net servicing income	42,179	-	-	42,179
Other expense	(29,443)	(32,281)	-	(61,724)
Other operating expenses	(2,231)	(664)	(10,835)	(13,730)
Provision for corporate business taxes	(523)	-	-	(523)
Net Income (Loss)	$8,410	$(33,030)	$(10,835)	$(35,455)

Year Ended December 31, 2022
Interest income	$-	$29,642	$-	$29,642
Interest expense	3,837	13,726	-	17,563
Net interest income (expense)	(3,837)	15,916	-	12,079
Servicing fee income	53,430	-	-	53,430
Servicing costs	11,837	-	-	11,837
Net servicing income	41,593	-	-	41,593
Other income (expense)	(26,655)	13,176	-	(13,479)
Other operating expenses	(2,099)	(692)	(10,143)	(12,934)
Provision for corporate business taxes	(5,070)	-	-	(5,070)
Net Income (Loss)	$3,932	$28,400	$(10,143)	$22,189

Year Ended December 31, 2021
Interest income	$376	$14,580	$-	$14,956
Interest expense	4,484	1,284	-	5,768
Net interest income (expense)	(4,108)	13,296	-	9,188
Servicing fee income	54,157	-	-	54,157
Servicing costs	13,624	-	-	13,624
Net servicing income	40,533	-	-	40,533
Other income (expense)	(34,103)	12,520	-	(21,583)
Other operating expenses	(3,040)	(717)	(11,070)	(14,827)
Provision for corporate business taxes	(781)	-	-	(781)
Net Income (Loss)	$(1,499)	$25,099	$(11,070)	$12,530

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

December 31, 2022
Investments	$279,739	$931,431	$-	$1,211,170
Other assets	32,849	106,885	57,921	197,655
Total assets	312,588	1,038,316	57,921	1,408,825
Debt	183,888	825,962	-	1,009,850
Other liabilities	29,047	92,875	11,537	133,459
Total liabilities	212,935	918,837	11,537	1,143,309
Net Assets	$99,653	$119,479	$46,384	$265,516

Note 4 — Investments in RMBS

At December 31, 2023, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

As of December 31, 2022

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$550,740	$497,038	$2,843	$(16,484)	$483,397	45	(B)	4.27%	4.34%	29
Freddie Mac	500,873	463,380	1,384	(16,730)	448,034	38	(B)	4.18%	4.24%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2023

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,467	$423,007	$4,045	$(6,472)	$420,579	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	623,253	581,796	12,121	(2,367)	591,551	46	(B)	4.74%	4.90%	28
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

As of December 31, 2022

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83	(B)	4.23%	4.29%	29
Total/weighted average RMBS	$1,051,613	$960,418	$4,227	$(33,214)	$931,431	83		4.23%	4.29%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2023 and December 31, 2022, the Company pledged Agency RMBS with a carrying value of approximately $973.2 million and $815.2 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2023 and December 31, 2022, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2023 and December 31, 2022, nor any impairment charges in earnings during the years ended December 31, 2023 and December 31, 2022.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of December 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$126,949	$109,425	$(813)	$108,612	8	(B)	4.23%	4.35%	28
Twelve or More Months	163,190	148,241	(5,659)	142,582	12	(B)	4.08%	4.10%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$290,139	$257,666	$(6,472)	$251,194	20		4.14%	4.21%	28

As of December 31, 2022

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$848,768	$767,412	$(33,214)	$734,198	67	(B)	4.06%	4.10%	29
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$848,768	$767,412	$(33,214)	$734,198	67		4.06%	4.10%	29

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

MSRs

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $20.0 billion as of December 31, 2023.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,972,994	$253,629	3.48%	25.0	$(25,937)
MSR Total/Weighted Average	$19,972,994	$253,629	3.48%	25.0	$(25,937)

As of December 31, 2022

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$21,688,353	$279,739	3.49%	25.8	$22,976
MSR Total/Weighted Average	$21,688,353	$279,739	3.49%	25.8	$22,976

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
Virginia	8.3%
New York	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.0%
All other	47.0%
Total	100.0%

As of December 31, 2022

Percentage of Total Outstanding Unpaid Principal Balance
California	13.5%
Virginia	8.3%
New York	8.2%
Maryland	6.3%
Texas	6.0%
Florida	5.5%
North Carolina	5.1%
All other	47.1%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series A Preferred Stock is not redeemable by the Company prior to August 17, 2022, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since August 17, 2022, the Company could have at its option, redeemed the Series A Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any Series A Preferred Stock during the year ended December 31, 2023. If the Company does not exercise its rights to redeem the Series A Preferred Stock upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

The Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock is not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of Series B Preferred Stock will be entitled to receive cumulative cash dividends (i) from and including February 11, 2019 to, but excluding, April 15, 2024 at a fixed rate equal to 8.250% per annum of the $25.00 per share liquidation preference (equivalent to $2.0625 per annum per share) and (ii) from and including April 15, 2024, at a floating rate equal to three-month LIBOR plus a spread of 5.631% per annum. Because LIBOR ceased publication after June 30, 2023, under the terms of the Series B Preferred Stock, the Company will appoint a calculation agent and the calculation agent will consult with an investment bank of national standing to determine whether there is an industry accepted substitute or successor base rate to USD LIBOR. If, after such consultation, the calculation agent determines that there is an industry accepted substitute or successor base rate, the calculation agent will use such substitute or successor base rate. In such case, the calculation agent in its sole discretion may also implement other technical changes to the Series B Preferred Stock in a manner that is consistent with industry accepted practices for such substitute or successor base rate. It is currently anticipated that the successor rate to be chosen by the calculation agent during the floating rate period will be 3-month CME Term SOFR plus a tenor spread adjustment of 0.26161%.

Dividends on the Series A and B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $4.8 million was remaining as of December 31, 2023. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000. During the year ended December 31, 2022, the Company issued and sold 5,212,841 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $6.50 per share for aggregate gross proceeds of approximately $33.9 million before fees of approximately $677,000.

Preferred Series A ATM Program

In April 2018, the Company instituted an at-the-market offering program (the “Preferred Series A ATM Program”) of up to $35.0 million of its Series A Preferred Stock. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024. Under the Preferred Series A ATM Program, the Company could, but was not obligated to, sell shares of Series A Preferred Stock from time to time through one or more selling agents. During the years ended December 31, 2023 and December 31, 2022, the Company did not sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program.

Share Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of the Company’s common stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2023 and December 31, 2022, the Company did not repurchase any shares of its common stock pursuant to the share repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a Preferred Stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its Preferred Stock. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The Preferred Stock repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2023, the Company did not repurchase any Preferred Stock pursuant to the repurchase program.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock
	Issued		Forfeited	Converted	Redeemed	Issued		Forfeited	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2020	(341,847)		916	28,417	-	(108,388)		3,155	1,082,253
Number of securities issued or to be issued upon exercise	(49,800)	(A)	-	16,378	-	(36,592)		-	(70,014)	$9.77
Number of securities redeemed	-		-	-	9,054	-		-	-
December 31, 2021	(391,647)		916	44,795	9,054	(144,980)		3,155	1,012,239
Number of securities issued or to be issued upon exercise	(68,250)	(B)	-	-	-	(33,441)		-	(101,691)	$7.70
Number of securities forfeited	-		4,916	-	-	-		-	4,916
December 31, 2022	(459,897)		5,832	44,795	9,054	(178,421)		3,155	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(C)	-	-	-	(41,835)	(D)	-	(134,035)	$5.74
Increase in the number of securities available for issuance	-		-	-	-	-		-	2,006,736
December 31, 2023	(552,097)		5,832	44,795	9,054	(220,256)		3,155	2,788,165

(A)	Subject to forfeiture in certain circumstances prior to January 4, 2024.
(B)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(C)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(D)	Subject to forfeiture in certain circumstances prior to June 29, 2024.

The Company recognized share-based compensation expense of approximately $676,000 and $705,000 during the years ended December 31, 2023 and December 31, 2022, respectively. There was approximately $641,000 of total unrecognized share-based compensation expense as of December 31, 2023, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2023, the non-controlling interest holders in the Operating Partnership owned 489,890 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(35,455)	$22,189	$12,530
Net (income) loss allocated to noncontrolling interests in Operating Partnership	661	(450)	(247)
Dividends on preferred stock	9,853	9,853	9,853
Net income (loss) applicable to common stockholders	$(44,647)	$11,886	$2,430
Denominator:
Weighted average common shares outstanding	26,262,407	19,768,286	17,324,362
Weighted average diluted shares outstanding	26,293,903	19,795,639	17,345,562
Basic and Diluted EPS:
Basic	$(1.70)	$0.60	$0.14
Diluted	$(1.70)	$0.60	$0.14

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

The term of the Management Agreement expires on October 22, 2024 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above. The Management Agreement also requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee in connection with the consummation of an internalization event (as defined in the Management Agreement).

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

The amounts under “Due to Manager” on the consolidated balance sheets consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2023	2022	2021
Management fees	$6,250	$6,119	$6,844
Compensation reimbursement	580	510	1,000
Total	$6,830	$6,629	$7,844

Subservicing Agreement

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. In September 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by Matrix Financial Services Corporation. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2025. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. Aurora received servicing fee income from RoundPoint of $23.9 million and $33.5 million during the nine-month period ended September 30, 2023 and the year ended December 31, 2022, respectively. Aurora paid RoundPoint servicing costs of $3.8 million and $6.1 million during the nine-month period ended September 30, 2023 and the year ended December 31, 2022, respectively. Aurora had servicing receivables of $687,000 from RoundPoint as of December 31, 2022. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the nine-month period ended September 30, 2023, Aurora purchased MSRs with an aggregate UPB of approximately $987,000 from RoundPoint pursuant to the flow agreement for a purchase price of $5,000. During the year ended December 31, 2022, Aurora purchased MSRs with an aggregate UPB of approximately $545.2 million from RoundPoint pursuant to the flow agreement for a purchase price of $5.6 million.

Joint Marketing Recapture Agreement

In May 2018, Aurora entered into a recapture purchase and sale agreement with RoundPoint, one of Aurora’s subservicers and from August 2020 to September 2023, a wholly-owned subsidiary of Freedom Mortgage. Pursuant to this agreement, RoundPoint attempts to refinance certain mortgage loans underlying Aurora’s MSR portfolio subserviced by RoundPoint as directed by Aurora. If a loan is refinanced, RoundPoint will sell the loan to Fannie Mae or Freddie Mac, as applicable, retain the sale proceeds and transfer the related MSR to Aurora. During the period where RoundPoint was a wholly-owned subsidiary of Freedom Mortgage, RoundPoint outsourced such recapture services to Freedom Mortgage on RoundPoint’s behalf.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2023	December 31, 2022
Notional amount of interest rate swaps	$1,057,000	$1,305,000
Notional amount of TBAs, net	(376,600)	(306,100)
Notional amount of U.S. treasury futures	274,100	(88,700)
Notional amount of options on treasury futures	-	20,000
Total notional amount	$954,500	$930,200

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount(A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2023	$1,057,000	$16,705	1.59%	5.24%	3.5
December 31, 2022	$1,305,000	$15,748	1.53%	3.96%	5.1

(A)
Includes $869.0 million notional of receive SOFR and pay fixed of 5.4% and $188.0 million notional of receive fixed of 5.4% and pay SOFR with weighted average maturities of 3.8 years and 2.0 years, respectively, as of December 31, 2023. Includes $1,030.0 million notional of receive SOFR/LIBOR and pay fixed of 4.4% and $275.0 million notional of receive fixed of 4.6% and pay LIBOR with weighted average maturities of 4.7 years and 6.5 years, respectively, as of December 31, 2022.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$368,300	$357,472	$360,821	$3,350
Sale contracts	(744,900)	(702,557)	(718,073)	(15,517)
Net TBA derivatives	$(376,600)	$(345,085)	$(357,252)	$(12,167)

As of December 31, 2022

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$518,300	$506,245	$501,682	$(4,563)
Sale contracts	(824,400)	(796,054)	(787,275)	8,778
Net TBA derivatives	$(306,100)	$(289,809)	$(285,593)	$4,215

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$196,800	$-	$2,090
5 years	221,500	-	4,944
10 years (A)	-	(144,200)	(8,685)
Total	$418,300	$(144,200)	$(1,651)

As of December 31, 2022

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years (A)	$-	$(88,700)	$618
Total	$-	$(88,700)	$618

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

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

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Year Ended December 31,
Derivatives	2023	2022	2021
Interest rate swaps (A)	$(4,896)	$(4,794)	$(884)
Swaptions	-	(585)	(1,028)
TBAs	13,059	(27,774)	(4,668)
U.S. Treasury futures	(8,992)	23,752	(3,670)
U.S. treasury futures options	(337)	(350)	(2,902)
Total	$(1,166)	$(9,751)	$(13,152)

(A)	Excludes interest rate swap periodic interest income of $35.0 million, $11.1 million and $3.8 million, for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2023

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$19,504	$-	$19,504	$(19,504)	$-	$-
TBAs	3,350	(3,350)	-	-	-	-
U.S. treasury futures	7,034	(7,034)	-	-	-	-
Total Assets	$29,888	$(10,384)	$19,504	$(19,504)	$-	$-

Liabilities
Repurchase agreements	$903,489	$-	$903,489	$(933,042)	$29,553	$-
Interest rate swaps	2,799	-	2,799	(2,799)	-	-
TBAs	15,517	(3,350)	12,167	(1,162)	(11,005)	-
U.S. treasury futures	8,685	(7,034)	1,651	3,785	(5,436)	-
Total Liabilities	$930,490	$(10,384)	$920,106	$(933,218)	$13,112	$-

As of December 31, 2022

	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$40,466	$-	$40,466	$(40,466)	$-	$-
Interest rate swaptions	-	-	-	-	-	-
TBAs	8,786	(4,571)	4,215	(4,215)	-	-
U.S. treasury futures	618	-	618	(618)	-	-
U.S. treasury futures options	234	-	234	3,630	(3,864)	-
Total Assets	$50,104	$(4,571)	$45,533	$(41,669)	$(3,864)	$-

Liabilities
Repurchase agreements	$825,962	$-	$825,962	$(830,022)	$4,060	$-
Interest rate swaps	24,718	-	24,718	(24,718)	-	-
TBAs	4,571	(4,571)	-	(2,767)	2,767	-
Total Liabilities	$855,251	$(4,571)	$850,680	$(857,507)	$6,827	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2023 and December 31, 2022.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2023 and December 31, 2022.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at December 31, 2023 and December 31, 2022.

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

Recurring Fair Value Measurements

As of December 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$401,126	$-	$401,126
Freddie Mac	-	611,004	-	611,004
RMBS total	-	1,012,130	-	1,012,130
Derivative assets
Interest rate swaps	-	19,504	-	19,504
Derivative assets total	-	19,504	-	19,504
Servicing related assets	-	-	253,629	253,629
Total Assets	$-	$1,031,634	$253,629	$1,285,263
Liabilities
Derivative liabilities
Interest rate swaps	-	2,799	-	2,799
TBAs, net	-	12,167	-	12,167
U.S. treasury futures	-	1,651	-	1,651
Derivative liabilities total	-	16,617	-	16,617
Total Liabilities	$-	$16,617	$-	$16,617

As of December 31, 2022

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$483,397	$-	$483,397
Freddie Mac	-	448,034	-	448,034
RMBS total	-	931,431	-	931,431
Derivative assets
Interest rate swaps	-	40,466	-	40,466
TBAs, net	-	4,215	-	4,215
U.S. treasury futures	-	618	-	618
U.S. treasury futures options	-	234	-	234
Derivative assets total	-	45,533	-	45,533
Servicing related assets	-	-	279,739	279,739
Total Assets	$-	$976,964	$279,739	$1,256,703
Liabilities
Derivative liabilities
Interest rate swaps	-	24,718	-	24,718
Derivative liabilities total	-	24,718	-	24,718
Total Liabilities	$-	$24,718	$-	$24,718

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2023 and December 31, 2022, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2023 and December 31, 2022 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$279,739	$218,727	$174,414
Purchases and sales:
Purchases	5	38,592	56,638
Other changes (A)	(178)	(556)	(1,263)
Purchases and sales:	(173)	38,036	55,375
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(8,576)	48,253	61,881
Other changes in fair value (B)	(17,361)	(25,277)	(72,943)
Unrealized gain (loss) included in Net Income	(25,937)	22,976	(11,062)
Balance at end of period	$253,629	$279,739	$218,727

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$253,629	Discounted cash flow	Constant prepayment speed	3.9% - 14.8%	6.9%
			Uncollected payments	0.6% - 6.8%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$253,629

As of December 31, 2022

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$279,739	Discounted cash flow	Constant prepayment speed	4.3% - 18.2%	7.4%
			Uncollected payments	0.5% - 3.2%	0.7%
			Discount rate		9.5%
			Annual cost to service, per loan		$81
TOTAL	$279,739

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2023 and December 31, 2022 are described below.

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

Commitments to Purchase/Sell RMBS

As of December 31, 2023 and December 31, 2022, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades as of December 31, 2022.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $903.5 million and $826.0 million of borrowings under its repurchase agreements as of December 31, 2023 and December 31, 2022, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 21 days and 18 days as of December 31, 2023 and December 31, 2022, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$772,466	5.55%
One to three months	131,023	5.55%
Total/Weighted Average	$903,489	5.55%

As of December 31, 2022

	Repurchase Agreements	Weighted Average Rate
Less than one month	$715,899	4.39%
One to three months	110,063	4.53%
Total/Weighted Average	$825,962	4.41%

There were no overnight or demand securities as of December 31, 2023 or December 31, 2022.

Note 12 — Notes Payable

As of December 31, 2023, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an amendment to the Freddie Mac MSR Revolver that extended the revolving period for an additional 364 days with the option for one more renewal of 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at a weighted average borrowing rate of 7.7%. At December 31, 2023 and December 31, 2022, approximately $64.5 million and $68.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.8%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2023 and December 31, 2022, approximately $106.0 million and $116.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2023

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$-	$-	$64,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	595	7,438	8,018	89,949	-	106,000
Total	$64,500	$595	$7,438	$8,018	$89,949	$-	$170,500

As of December 31, 2022

	2023	2024	2025	2026	2027	2028	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$68,500	$-	$-	$-	$-	$-	$68,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	627	7,868	8,538	98,967	-	-	116,000
Total	$69,127	$7,868	$8,538	$98,967	$-	$-	$184,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2023	December 31, 2022
Servicing advances	$15,455	$15,090
Interest receivable	5,503	4,381
Deferred tax asset	15,022	15,545
Other receivables	2,422	1,749
Total other assets	$38,402	$36,765

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2023 and December 31, 2022 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2023	December 31, 2022
Accrued interest on repurchase agreements	$3,929	$2,796
Accrued interest on notes payable	2,076	1,710
Accrued expenses	1,200	3,804
Due to counterparties (A)	29,553	11,197
Total accrued expenses and other liabilities	$36,758	$19,507

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. CHMI Solutions and Aurora are subject to U.S. federal, state and local income taxes. All of the Company’s pre-tax book income is from U.S. domestic sources.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Current federal income tax benefit	$-	$-	$(127)
Deferred federal income tax expense	280	4,116	1,180
Deferred state income tax expense	243	954	(272)
Provision for Corporate Business Taxes	$523	$5,070	$781

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
Computed income tax expense (benefit) at federal rate	$(7,336)	21.0%	$5,724	21.0%	$2,795	21.0%
State tax expense, net of federal tax, if applicable	30	(0.1)%	494	1.8%	120	0.9%
Tax provision due to state tax rate change	206	(0.6)%	329	1.2%	(413)	(3.1)%
Permanent differences in taxable income from GAAP pre-tax income	-	-%	-	-%	185	1.4%
Provision to return adjustment	(7)	-%	(7)	-%	(6)	-%
REIT income not subject to tax expense (benefit)	7,630	(21.8)%	(1,470)	(5.4)%	(1,900)	(14.3)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$523	(1.5)%	$5,070	18.6%	$781	5.9%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Income taxes recoverable
Federal income taxes recoverable	$-	$128	$128
Income taxes recoverable	$-	$128	$128

Deferred tax assets
Deferred tax - mortgage servicing rights	$(1,789)	$1,082	$10,539
Deferred tax - net operating loss	16,811	13,844	10,075
Deferred tax - other	-	619	-
Total net deferred tax assets	$15,022	$15,545	$20,614

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $72.6 million as of December 31, 2023, which were created subsequent to 2017 and can be carried forward indefinitely. As of December 31, 2023, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2022, 2021 and 2020 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Common Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2023		2022		2021
Dividends per share	$0.84	(A)	$1.08	(B)	$1.08	(C)
Ordinary income	95%		60%	%	-
Long-term capital gain	-%		-%		-%
Return of capital	5%		40%		100%

(A)	The entire $0.15 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(B)	The entire $0.27 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(C)	The entire $0.27 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022

Series A Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2023		2022		2021
Dividends per share	$2.05	(A)	$2.05	(B)	$2.05	(C)
Ordinary income	100%		100%		10%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		90%

(A)	The entire $0.51 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(B)	The entire $0.51 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(C)	The entire $0.51 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022

Series B Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2023		2022		2021
Dividends per share	$2.06	(A)	$2.06	(B)	$2.06	(C)
Ordinary income	100%		100%		10%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		90%

(A)	The entire $0.52 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(B)	The entire $0.52 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023
(C)	The entire $0.52 per share dividend declared in December 2021 and paid in January 2022 is treated as received by stockholders in 2022
Note 16 — Subsequent Events

Events subsequent to December 31, 2023 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated March 7, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY

March 7, 2024

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its 2024 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2023.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

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
1.1
At Market Issuance Sale Agreement, dated August 31, 2018, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018).

1.2
At Market Issuance Sale Agreement, August 31, 2018, by and among Cherry Hill Mortgage Investment Corporation and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018).

1.3*	Amendment No. 1 to At Market Issuance Sale Agreement, dated August 25, 2021, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC.

1.4*	Amendment No. 1 to At Market Issuance Sale Agreement, dated August 25, 2021, by and among Cherry Hill Mortgage Investment Corporation and B. Riley Securities, Inc.

1.5
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

1.6
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

3.1
Articles of Amendment and Restatement of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on June 10, 2013).

3.2
Second Amended and Restated Bylaws of Cherry Hill Mortgage Investment Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 26, 2023).

3.4
Articles Supplementary designating the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A (File No. 001-36099) filed with the SEC on August 16, 2017).

3.5
Articles Supplementary classifying and designating 1,270,000 additional shares of the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36099) filed with the SEC on April 5, 2018).

3.6
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

4.2*	Description of Registrant’s Securities.

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

10.16+
Cherry Hill Mortgage Investment Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-273002) filed with the SEC on June 29, 2023).

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97*	Cherry Hill Mortgage Investment Corporation Clawback Policy.

99.1
Services Agreement, dated May 1, 2013, between Cherry Hill Mortgage Management, LLC and Freedom Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11 (Registration No. 333-188214) filed with the SEC on May 29,2013).

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

Cherry Hill Mortgage Investment Corporation

Date: March 7, 2024	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2024	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 7, 2024	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 7, 2024	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 7, 2024	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director

Date: March 7, 2024	By:	/s/ Sharon Lee Cook
Sharon Lee Cook
Director