Form 10-Q
period 2024-03-31
Cherry Hill Mortgage Investment Corp
filed 2024-05-06
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of May 6, 2024, there were 30,019,969 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2024	December 31, 2023
Assets
RMBS, at fair value (including pledged assets of $1,008,806 and $973,221, respectively)	$1,046,649	$1,012,130
Investments in Servicing Related Assets, at fair value (including pledged assets of $250,380 and $253,629, respectively)	250,380	253,629
Cash and cash equivalents	47,518	52,886
Restricted cash	5,237	16,441
Derivative assets	19,998	19,504
Receivables and other assets	36,141	38,402
Total Assets	$1,405,923	$1,392,992
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$965,005	$903,489
Derivative liabilities	5,268	16,617
Notes payable	166,392	169,314
Dividends payable	6,500	6,650
Due to manager	1,797	1,789
Accrued expenses and other liabilities	10,822	36,758
Total Liabilities	$1,155,784	$1,134,617
Stockholders’ Equity
Series A Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of March 31, 2024 and 100,000,000 shares authorized and 2,781,635 shares issued and outstanding as of December 31, 2023, liquidation preference of $69,541 as of March 31, 2024 and liquidation preference of $69,541 as of December 31, 2023	$67,311	$67,311
Series B Preferred stock, $0.01 par value per share, 100,000,000 shares authorized and 1,703,028 shares issued and outstanding as of March 31, 2024 and 100,000,000 shares authorized and 2,000,000 shares issued and outstanding as of December 31, 2023, liquidation preference of $42,576 as of March 31, 2024 and liquidation preference of $50,000 as of December 31, 2023	40,931	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of March 31, 2024 and 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of December 31, 2023	305	305
Additional paid-in capital	375,546	375,498
Accumulated Deficit	(227,997)	(233,161)
Accumulated other comprehensive loss	(9,141)	(2,545)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$246,955	$255,476
Non-controlling interests in Operating Partnership	3,184	2,899
Total Stockholders’ Equity	$250,139	$258,375
Total Liabilities and Stockholders’ Equity	$1,405,923	$1,392,992

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2024	2023
Income
Interest income	$12,741	$11,795
Interest expense	13,648	11,955
Net interest expense	(907)	(160)
Servicing fee income	12,891	13,874
Servicing costs	2,634	2,765
Net servicing income	10,257	11,109
Other income (loss)
Realized loss on RMBS, net	-	(981)
Realized gain (loss) on derivatives, net	6,252	(5,600)
Unrealized loss on RMBS, measured at fair value through earnings, net	(8,321)	(192)
Unrealized gain (loss) on derivatives, net	12,324	(12,246)
Unrealized loss on investments in Servicing Related Assets	(3,257)	(8,668)
Total Income (Loss)	16,348	(16,738)
Expenses
General and administrative expense	1,841	1,523
Management fee to affiliate	1,748	1,680
Total Expenses	3,589	3,203
Income (Loss) Before Income Taxes	12,759	(19,941)
Provision for (Benefit from) corporate business taxes	703	(619)
Net Income (Loss)	12,056	(19,322)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(235)	377
Dividends on preferred stock	(2,307)	(2,463)
Gain on repurchase and retirement of preferred stock	152	-
Net Income (Loss) Applicable to Common Stockholders	$9,666	$(21,408)
Net Income (Loss) Per Share of Common Stock
Basic	$0.32	$(0.87)
Diluted	$0.32	$(0.87)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,978,134	24,662,823
Diluted	30,019,969	24,685,241

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$12,056	$(19,322)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(6,596)	14,639
Net other comprehensive income (loss)	(6,596)	14,639
Comprehensive income (loss)	$5,460	$(4,683)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(106)	91
Dividends on preferred stock	(2,307)	(2,463)
Gain on repurchase and retirement of preferred stock	152	-
Comprehensive income (loss) attributable to common stockholders	$3,199	$(7,055)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	2,140,000	22	-	-	12,672	-	-	-	12,694
Net Loss	-	-	-	-	-	-	(18,945)	(377)	(19,322)
Net Other Comprehensive Income	-	-	-	-	-	14,639	-	-	14,639
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(6,927)	-	(6,927)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2023	25,648,130	$261	4,781,635	$115,379	$357,182	$(14,465)	$(197,324)	$3,112	$264,145

Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Net Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$12,056	$(19,322)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	-	981
Unrealized loss on investments in Servicing Related Assets	3,257	8,668
Realized (gain) loss on derivatives, net	(6,252)	5,600
Unrealized loss on RMBS, measured at fair value through earnings, net	8,321	192
Unrealized (gain) loss on derivatives, net	(12,324)	12,246
Amortization (accretion) of premiums on RMBS	(647)	(380)
Amortization of deferred financing costs	78	40
LTIP-OP Unit awards	124	117
Changes in:
Receivables and other assets, net	2,264	(854)
Due to affiliates	8	33
Accrued expenses and other liabilities, net	(25,936)	(3,673)
Net cash provided by (used in) operating activities	$(19,051)	$3,648
Cash Flows From Investing Activities
Purchase of RMBS	(65,752)	(251,255)
Principal paydown of RMBS	16,963	13,033
Proceeds from sale of RMBS	-	76,490
Acquisition of MSRs	(9)	129
Payments for settlement of derivatives	(6,752)	(1,553)
Proceeds from settlement of derivatives	-	5,901
Net cash used in investing activities	$(55,550)	$(157,255)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	2,433,783	1,922,370
Repayments of repurchase agreements	(2,372,267)	(1,756,714)
Proceeds from derivative financing	13,483	(6,014)
Principal paydown of bank loans	(3,000)	(6,000)
Dividends paid	(6,959)	(8,806)
LTIP-OP Units distributions paid	(74)	(109)
Issuance of common stock, net of offering costs	48	12,694
Repurchase and retirement of preferred stock	(6,985)	-
Net cash provided by financing activities	$58,029	$157,421
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(16,572)	$3,814
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	69,327	65,554
Cash, Cash Equivalents and Restricted Cash, End of Period	$52,755	$69,368
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$7,640	$6,494
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,500	$9,067

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2024
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

The Company is party to a management agreement (the “Management Agreement”) with Cherry Hill Mortgage Management, LLC (the “Manager”), a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”), which is owned and controlled by Mr. Middleman. Prior to April 18, 2024, the Manager was owned by a “blind trust” for the benefit of Mr. Middleman. On April 18, 2024, ownership of the Manager was transferred to Mr. Middleman. For a further discussion of the Management Agreement, see Note 7.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of March 31, 2024, we owned 98.1% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investments in RMBS

Classification – The Company reports all of its investments in RMBS at fair value on its consolidated balance sheets. Pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, the Company may designate a security as held-to-maturity, available-for-sale or trading, at the time of purchase, depending on the Company’s ability and intent to hold the security to maturity. Alternatively, the Company may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments. Prior to January 1, 2023, the Company designated its RMBS as available-for sale. On January 1, 2023, the Company elected the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on securities classified as available-for sale are reported in “Other comprehensive income (loss)” within the consolidated statements of comprehensive income (loss), whereas unrealized gains and losses on securities for which the Company elected the fair value option are reported in “Unrealized loss on RMBS, measured at fair value through earnings, net” within the consolidated statements of income (loss).

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
Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the three-month period ended March 31, 2024 and the year ended December 31, 2023, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.2 million and $4.0 million at March 31, 2024 and December 31, 2023, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of March 31, 2024 and December 31, 2023. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2024 and December 31, 2023. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.3 million and $16.4 million at March 31, 2024 and December 31, 2023, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $900,000 and $0 at March 31, 2024 and December 31, 2023, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2024 and December 31, 2023, approximately $75.7 million and $75.8 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The Company did not sell any RMBS during the three-month period ended March 31, 2024. The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$(981)
Realized loss on RMBS, net	$-	$(981)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Segment Reporting - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments’ significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company has determined this ASU will not have a material impact on its Consolidated Financial Statements.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2024
Interest income	$6	$12,735	$-	$12,741
Interest expense	767	12,881	-	13,648
Net interest expense	(761)	(146)	-	(907)
Servicing fee income	12,891	-	-	12,891
Servicing costs	2,634	-	-	2,634
Net servicing income	10,257	-	-	10,257
Other income (expense)	(4,238)	11,236	-	6,998
Other operating expenses	(761)	(158)	(2,670)	(3,589)
Provision for corporate business taxes	(703)	-	-	(703)
Net Income (Loss)	$3,794	$10,932	$(2,670)	$12,056

Three Months Ended March 31, 2023
Interest income	$-	$11,795	$-	$11,795
Interest expense	873	11,082	-	11,955
Net interest income (expense)	(873)	713	-	(160)
Servicing fee income	13,874	-	-	13,874
Servicing costs	2,765	-	-	2,765
Net servicing income	11,109	-	-	11,109
Other expense	(4,934)	(22,753)	-	(27,687)
Other operating expenses	(563)	(165)	(2,475)	(3,203)
Benefit from corporate business taxes	619	-	-	619
Net Income (Loss)	$5,358	$(22,205)	$(2,475)	$(19,322)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2024
Investments	$250,380	$1,046,649	$-	$1,297,029
Other assets	31,228	29,474	48,192	108,894
Total assets	281,608	1,076,123	48,192	1,405,923
Debt	166,392	965,005	-	1,131,397
Other liabilities	5,143	9,502	9,742	24,387
Total liabilities	171,535	974,507	9,742	1,155,784
Net Assets	$110,073	$101,616	$38,450	$250,139

December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Note 4 — Investments in RMBS

At March 31, 2024, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2024

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$184,956	$1,560	$(3,174)	$183,342	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	231,302	478	(7,888)	223,892	19	(B)	4.44%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	242,799	225,608	2,932	(2,407)	226,133	19	(B)	4.88%	5.02%	28
Freddie Mac	445,562	412,373	5,186	(4,277)	413,282	33	(B)	4.83%	4.96%	28
Total/weighted average RMBS	$1,162,829	$1,054,239	$10,156	$(17,746)	$1,046,649	86		4.71%	4.83%	28

As of December 31, 2023

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2024

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,468	$416,258	$2,038	$(11,062)	$407,234	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	688,361	637,981	8,118	(6,684)	639,415	52	(B)	4.85%	4.98%	28
Total/weighted average RMBS	$1,162,829	$1,054,239	$10,156	$(17,746)	$1,046,649	86		4.71%	4.83%	28

As of December 31, 2023

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,467	$423,006	$4,045	$(6,472)	$420,579	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	623,253	581,797	12,121	(2,367)	591,551	46	(B)	4.74%	4.90%	28
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2024 and December 31, 2023, the Company pledged Agency RMBS with a carrying value of approximately $1.0 billion and $973.2 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2024 and December 31, 2023, nor any impairment charges in earnings during the three-month periods ended March 31, 2024 and March 31, 2023.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of March 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$61,499	$51,389	$(916)	$50,473	5	(B)	4.44%	4.55%	27
Twelve or More Months	255,884	225,792	(10,146)	215,646	17	(B)	4.19%	4.24%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$317,383	$277,181	$(11,062)	$266,119	22		4.24%	4.30%	28

As of December 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$126,949	$109,425	$(813)	$108,612	8	(B)	4.23%	4.35%	28
Twelve or More Months	163,190	148,241	(5,659)	142,582	12	(B)	4.08%	4.10%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$290,139	$257,666	$(6,472)	$251,194	20		4.14%	4.21%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $19.6 billion as of March 31,2024.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,623,261	$250,380	3.48%	24.8	$(3,257)
MSR Total/Weighted Average	$19,623,261	$250,380	3.48%	24.8	$(3,257)

As of December 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,972,994	$253,629	3.48%	25.0	$(25,937)
MSR Total/Weighted Average	$19,972,994	$253,629	3.48%	25.0	$(25,937)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
New York	8.3%
Virginia	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.0%
All other	47.0%
Total	100.0%

As of December 31, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
Virginia	8.3%
New York	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.0%
All other	47.0%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three-month period ended March 31, 2024 and the year ended December 31, 2023. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

The Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Stock, par value $0.01 per share (the “Series B Preferred Stock”) ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock was not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. On and after April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of shares of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends. The initial dividend rate for the Series B Preferred Stock from, and including, the date of original issuance to, but excluding, April 15, 2024 was 8.250% of the $25.00 per share liquidation preference per annum (equivalent to $2.0625 per annum per share). On and after April 15, 2024 (the “Floating Rate Period”), dividends on the Series B Preferred Stock accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the Three-Month CME Term SOFR plus a spread of 5.89261%.

Dividends on the Series A and B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $4.8 million was remaining as of March 31, 2024. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2024 the Company did not issue any shares of common stock pursuant to the Common Stock ATM Program. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

Common Stock Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2024, the Company repurchased 296,972 shares of its Series B Preferred Stock at a weighted average purchase price of $23.44 per share and paid aggregate brokerage commissions of approximately $8,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $152,000 for the three months ended March 31, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

Equity Incentive Plan Information

	LTIP-OP Units					Shares of Common Stock		Number of Securities Remaining Available For	Weighted Average
	Issued		Forfeited	Converted	Redeemed	Issued	Forfeited	Future Issuance Under Equity Compensation Plans	Issuance Price
December 31, 2022	(459,897)		5,832	44,795	9,054	(178,421)	3,155	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(A)	-	-	-	-	-	(92,200)	$6.06
March 31, 2023	(552,097)		5,832	44,795	9,054	(178,421)	3,155	823,264

December 31, 2023	(552,097)		5,832	44,795	9,054	(220,256)	3,155	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(B)	-	-	-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	9,054	(220,256)	3,155	2,676,770

(A)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(B)	Subject to forfeiture in certain circumstances prior to January 16, 2027.

The Company recognized share-based compensation expense of approximately $176,000 and $184,000 during the three-month periods ended March 31, 2024 and March 31, 2023, respectively. There was approximately $901,000 of total unrecognized share-based compensation expense as of March 31, 2024, which was related to unvested LTIP-OP Units and directors compensation paid in stock subject to forfeiture. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2024, the non-controlling interest holders in the Operating Partnership owned 584,225 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$12,056	$(19,322)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(235)	377
Dividends on preferred stock	(2,307)	(2,463)
Gain on repurchase and retirement of preferred stock	152	-
Net income (loss) applicable to common stockholders	$9,666	$(21,408)
Denominator:
Weighted average common shares outstanding	29,978,134	24,662,823
Weighted average diluted shares outstanding	30,019,969	24,685,241
Basic and Diluted EPS:
Basic	$0.32	$(0.87)
Diluted	$0.32	$(0.87)

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

The term of the Management Agreement expires on October 22, 2024 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal has been provided in 2024. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above. The Management Agreement also requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee pursuant to the consummation of an internalization event (as defined in the Management Agreement).

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

The Management Agreement between the Company and the Manager was negotiated between related parties, and the terms, including fees payable, may not be as favorable to the Company as if it had been negotiated with an unaffiliated third party. At the time the Management Agreement was negotiated, both the Manager and the Services Provider were controlled by Mr. Stanley Middleman. In 2016, ownership of the Manager was transferred to CHMM Blind Trust, a grantor trust for the benefit of Mr. Middleman. On April 18, 2024, ownership of the Manager was transferred back to Mr. Middleman.

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended March 31,
	2024	2023
Management fees	$1,598	$1,540
Compensation reimbursement	150	140
Total	$1,748	$1,680

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. In September 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity,  Matrix Financial Services Corporation. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2025. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. During the three-month period ended March 31, 2023, Aurora received $8.2 million in servicing fee income from RoundPoint. During the three-month period ended March 31, 2023, Aurora paid RoundPoint $1.3 million in servicing costs. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the three-month period ended March 31, 2023, Aurora purchased MSRs with an aggregate UPB of approximately $987,000 from RoundPoint pursuant to the flow agreement for a purchase price of $5,000.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2024	December 31, 2023
Notional amount of interest rate swaps	$1,129,250	$1,057,000
Notional amount of TBAs, net	(418,200)	(376,600)
Notional amount of U.S. treasury futures	256,600	274,100
Total notional amount	$967,650	$954,500

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2024	$1,129,250	$15,824	1.94%	5.13%	3.6
December 31, 2023	$1,057,000	$16,705	1.59%	5.24%	3.5

(A)	Includes $865.3 million notional of receive SOFR and pay fixed of 5.3% and $264.0 million notional of receive fixed of 5.2% and pay SOFR with weighted average maturities of 4.0 years and 2.4 years, respectively, as of March 31, 2024. Includes $869.0 million notional of receive SOFR and pay fixed of 5.4% and $188.0 million notional of receive fixed of 5.4% and pay SOFR with weighted average maturities of 3.8 years and 2.0 years, respectively, as of December 31, 2023.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As March 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$286,900	$282,845	$284,305	$1,461
Sale contracts	(705,100)	(675,559)	(677,116)	(1,557)
Net TBA derivatives	$(418,200)	$(392,714)	$(392,811)	$(96)

As of December 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$368,300	$357,472	$360,821	$3,350
Sale contracts	(744,900)	(702,557)	(718,073)	(15,517)
Net TBA derivatives	$(376,600)	$(345,085)	$(357,252)	$(12,167)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of March 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$144,800	$-	$(123)
5 years	256,000	-	663
10 years(A)	-	(144,200)	(1,539)
Total	$400,800	$(144,200)	$(998)

As of December 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$196,800	$-	$2,090
5 years	221,500	-	4,944
10 years(A)	-	(144,200)	(8,685)
Total	$418,300	$(144,200)	$(1,651)

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
Derivatives	2024	2023
Interest rate swaps(A)	$4,325	$(17,830)
TBAs	(3,983)	5,901
U.S. Treasury futures	(2,769)	(1,414)
U.S. treasury futures options	-	(140)
Total	$(2,427)	$(13,483)

(A)	Excludes interest rate swap periodic interest income of $8.7 million and $7.9 million, for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2024

			Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet		Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$19,998	$-	$19,998	$(19,998)	$-	$-
TBAs	1,976	(1,976)	-	-	-	-
U.S. treasury futures	663	(663)	-	-
Total Assets	$22,637	$(2,639)	$19,998	$(19,998)	$-	$-

Liabilities
Repurchase agreements	$965,005	$-	$965,005	$(967,292)	$2,287	$-
Interest rate swaps	4,174	-	4,174	(4,174)	-	-
TBAs	2,072	(1,976)	96	(627)	531	-
U.S. treasury futures	1,661	(663)	998	2,656	(3,654)	-
Total Liabilities	$972,912	$(2,639)	$970,273	$(969,437)	$(836)	$-

As of December 31, 2023

			Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet		Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$19,504	$-	$19,504	$(19,504)	$-	$-
TBAs	3,350	(3,350)	-	-	-	-
U.S. treasury futures	7,034	(7,034)	-	-
Total Assets	$29,888	$(10,384)	$19,504	$(19,504)	$-	$-

Liabilities
Repurchase agreements	$903,489	$-	$903,489	$(933,042)	$29,553	$-
Interest rate swaps	2,799	-	2,799	(2,799)	-	-
TBAs	15,517	(3,350)	12,167	(1,162)	(11,005)	-
U.S. treasury futures	8,685	(7,034)	1,651	3,785	(5,436)	-
Total Liabilities	$930,490	$(10,384)	$920,106	$(933,218)	$13,112	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2024 and December 31, 2023.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2024 and December 31, 2023.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at March 31, 2024 and December 31, 2023.

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

Recurring Fair Value Measurements

As of March 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$409,475	$-	$409,475
Freddie Mac	-	637,174	-	637,174
RMBS total	-	1,046,649	-	1,046,649
Derivative assets
Interest rate swaps	-	19,998	-	19,998
Derivative assets total	-	19,998	-	19,998
Servicing related assets	-	-	250,380	250,380
Total Assets	$-	$1,066,647	$250,380	$1,317,027
Liabilities
Derivative liabilities
Interest rate swaps	-	4,174	-	4,174
TBAs, net	-	96	-	96
U.S. treasury futures	-	998	-	998
Derivative liabilities total	-	5,268	-	5,268
Total Liabilities	$-	$5,268	$-	$5,268

As of December 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$401,126	$-	$401,126
Freddie Mac	-	611,004	-	611,004
RMBS total	-	1,012,130	-	1,012,130
Derivative assets
Interest rate swaps	-	19,504	-	19,504
Derivative assets total	-	19,504	-	19,504
Servicing related assets	-	-	253,629	253,629
Total Assets	$-	$1,031,634	$253,629	$1,285,263
Liabilities
Derivative liabilities
Interest rate swaps	-	2,799	-	2,799
TBAs, net	-	12,167	-	12,167
U.S. treasury futures	-	1,651	-	1,651
Derivative liabilities total	-	16,617	-	16,617
Total Liabilities	$-	$16,617	$-	$16,617

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2024 and December 31, 2023 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
As of March 31, 2024
	Three Months Ended
	March 31, 2024	March 31, 2023
Balance at beginning of period	$253,629	$279,739
Purchases and sales:
Purchases	-	5
Other changes (A)	8	(135)
Purchases and sales:	8	(130)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	277	(4,445)
Other changes in fair value (B)	(3,534)	(4,223)
Unrealized gain (loss) included in Net Income	(3,257)	(8,668)
Balance at end of period	$250,380	$270,941

(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$250,380	Discounted cash flow	Constant prepayment speed	4.4% - 14.3%	6.6%
			Uncollected payments	0.6% - 17.2%	0.8%
			Discount rate		10.0%
			Annual cost to service, per loan		$88
TOTAL	$250,380

As of December 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$253,629	Discounted cash flow	Constant prepayment speed	3.9% -14.8%	6.9%
			Uncollected payments	0.6% - 6.8%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$253,629

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2024 and December 31, 2023 are described below.

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

Commitments to Purchase/Sell RMBS

As of March 31, 2024 and December 31, 2023, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $965.0 million and $903.5 million of borrowings under its repurchase agreements as of March 31, 2024 and December 31, 2023, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 22 days and 21 days as of March 31, 2024 and December 31, 2023. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$791,279	5.46%
One to three months	173,726	5.45%
Total/Weighted Average	$965,005	5.46%

As of December 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$772,466	5.55%
One to three months	131,023	5.55%
Total/Weighted Average	$903,489	5.55%

There were no overnight or demand securities as of March 31, 2024 or December 31, 2023.

Note 12 — Notes Payable

As of March 31, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an agreement that extended the revolving period for an additional 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At March 31, 2024 and December 31, 2023, approximately $62.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2024 and December 31, 2023, approximately $105.0 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2024

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$62,500	$-	$-	$-	$-	$-	$62,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	582	7,284	7,869	89,265	-	105,000
Total	$62,500	$582	$7,284	$7,869	$89,265	$-	$167,500

As of December 31, 2023

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$-	$-	$64,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	595	7,438	8,018	89,949	-	106,000
Total	$64,500	$595	$7,438	$8,018	$89,949	$-	$170,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2024	December 31, 2023
Servicing advances	$10,758	$15,455
Interest receivable	5,733	5,503
Deferred tax asset	14,320	15,022
Other receivables	5,330	2,422
Total other assets	$36,141	$38,402

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2024	December 31, 2023
Accrued interest on repurchase agreements	$2,913	$3,929
Accrued interest on notes payable	2,015	2,076
Accrued expenses	1,493	1,200
Due to counterparties (A)	4,401	29,553
Total accrued expenses and other liabilities	$10,822	$36,758

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred federal income tax expense	$621	$(537)
Deferred state income tax expense	82	(82)
Provision for Corporate Business Taxes	$703	$(619)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2024		2023
Computed income tax expense (benefit) at federal rate	$2,680	21.0%	$(4,189)	21.0%
State tax expense, net of federal tax, if applicable	65	0.5%	(64)	0.3%
REIT income not subject to tax expense (benefit)	(2,042)	(16.0)%	3,634	(18.2)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$703	5.5%	$(619)	3.1%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(2,988)	$(1,789)
Deferred tax - net operating loss	17,308	16,811
Total net deferred tax assets	$14,320	$15,022

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $74.9 million as of March 31, 2024, which were created subsequent to 2017 and can be carried forward indefinitely. As of March 31, 2024, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

Events subsequent to March 31, 2024 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended March 31, 2024 compared to the immediately preceding prior quarter ended December 31, 2023.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of March 31, 2024, we owned 98.1% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock”.

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $100.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of March 31, 2024, approximately $4.8 million was remaining pursuant to the Common Stock ATM Program. The Company did not issue and sell any shares of common stock pursuant to the Common Stock ATM Program during the three-month period ended March 31, 2024. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of March 31, 2024, approximately $4.7 million was remaining under the share repurchase program. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2024, the Company repurchased 296,972 shares of its Series B Preferred Stock at a weighted average purchase price of $23.44 per share and paid aggregate brokerage commissions of approximately $8,900 on such repurchases.The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $152,000 for the three months ended March 31, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Over the past two years, the Federal Reserve has substantially tightened monetary policy to combat an increase in U.S. inflation. Since March 2022, the Federal Reserve has increased its federal funds rate target from 0.0% - 0.25% to the current target of 5.25 – 5.50%. In March 2022, the Federal Reserve also ended its net purchases of Treasury and agency securities (a policy known as quantitative easing) and then in June 2022 began reducing the size of its balance sheet by no longer reinvesting proceeds of up to $60.0 billion (initially $30.0 billion) of maturing Treasury securities and up to $35.0 billion (initially $17.5 billion) in maturing agency debt and mortgage-backed securities per month. Inflation peaked in June of 2022 with consumer prices rising at a rate of 9.0% on a year-over-year basis, but subsequently declined to 3.4% on a year-over-year basis in January of 2024. However, consumer prices have edged up over the past few months with inflation rising to 3.9% on a year-over-year basis in March 2024. It is still unclear how long the Federal Reserve will keep interest rates at elevated levels to bring inflation down to its 2% target.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
March 31, 2024	4.83%	1.07%	3.75%
December 31, 2023	4.77%	0.96%	3.81%
September 30, 2023	4.66%	0.87%	3.79%
June 30, 2023	4.49%	0.53%	3.96%

(A) Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income (loss) in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended
	March 31, 2024	December 31, 2023
Income
Interest income	$12,741	$12,792
Interest expense	13,648	13,182
Net interest expense	(907)	(390)
Servicing fee income	12,891	12,892
Servicing costs	2,634	3,150
Net servicing income	10,257	9,742
Other income (loss)		-
Realized loss on RMBS, net	-	(14,851)
Realized gain on derivatives, net	6,252	7,106
Realized gain on acquired assets, net	-	11
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(8,321)	36,321
Unrealized gain (loss) on derivatives, net	12,324	(55,995)
Unrealized loss on investments in Servicing Related Assets	(3,257)	(12,837)
Total Income (Loss)	16,348	(30,893)
Expenses
General and administrative expense	1,841	1,756
Management fee to affiliate	1,748	1,716
Total Expenses	3,589	3,472
Income (Loss) Before Income Taxes	12,759	(34,365)
Provision for (Benefit from) corporate business taxes	703	(721)
Net Income (Loss)	12,056	(33,644)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(235)	627
Dividends on preferred stock	(2,307)	(2,463)
Gain on repurchase and retirement of preferred stock	152	-
Net Income (Loss) Applicable to Common Stockholders	$9,666	$(35,480)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2024
Interest income	$6	$12,735	$-	$12,741
Interest expense	767	12,881	-	13,648
Net interest expense	(761)	(146)	-	(907)
Servicing fee income	12,891	-	-	12,891
Servicing costs	2,634	-	-	2,634
Net servicing income	10,257	-	-	10,257
Other income (expense)	(4,238)	11,236	-	6,998
Other operating expenses	(761)	(158)	(2,670)	(3,589)
Provision for corporate business taxes	(703)	-	-	(703)
Net Income (Loss)	$3,794	$10,932	$(2,670)	$12,056

Three Months Ended December 31, 2023
Interest income	$-	$12,792	$-	$12,792
Interest expense	429	12,753	-	13,182
Net interest income (expense)	(429)	39	-	(390)
Servicing fee income	12,892	-	-	12,892
Servicing costs	3,150	-	-	3,150
Net servicing income	9,742	-	-	9,742
Other expense	(11,508)	(28,737)	-	(40,245)
Other operating expenses	(537)	(158)	(2,777)	(3,472)
Benefit from corporate business taxes	721	-	-	721
Net Loss	$(2,011)	$(28,856)	$(2,777)	$(33,644)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2024
Investments	$250,380	$1,046,649	$-	$1,297,029
Other assets	31,228	29,474	48,192	108,894
Total assets	281,608	1,076,123	48,192	1,405,923
Debt	166,392	965,005	-	1,131,397
Other liabilities	5,143	9,502	9,742	24,387
Total liabilities	171,535	974,507	9,742	1,155,784
Net Assets	$110,073	$101,616	$38,450	$250,139

Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Interest Income

Interest income for the three-month period ended March 31, 2024 was $12.7 million as compared to $12.8 million for the three-month period ended December 31, 2023. The change in interest income was marginal.

Interest Expense

Interest expense for the three-month period ended March 31, 2024 was $13.6 million as compared to $13.2 million for the three-month period ended December 31, 2023. The increase of $400,000 in interest expense was due to changes in the Company’s leverage.

Servicing Fee Income

Servicing fee income for each of the three-month periods ended March 31, 2024 and December 31, 2023 was $12.9 million.

Servicing Costs

Servicing costs for the three-month period ended March 31, 2024 were $2.6 million as compared to $3.2 million for the three-month period ended December 31, 2023. The decrease of $520,000 in servicing costs was primarily due to timing of interest payments on escrowed loans.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended March 31, 2024 was approximately $0 as compared to $14.9 million for the three-month period ended December 31, 2023. The decrease of $14.9 million in realized loss on RMBS was because no RMBS securities were sold during the three-month period ended March 31, 2024.

Realized Gain on Derivatives, Net

Realized gain on derivatives for the three-month period ended March 31, 2024 was approximately $6.3 million as compared to $7.1 million for the three-month period ended December 31, 2023. The decrease of $850,000 in realized gain on derivatives was substantially comprised of an increase of $5.6 million in losses on U.S. Treasury futures and a decrease of $300,000 in interest rate swaps periodic interest income, offset by an increase of $4.6 million in gains on interest rate swaps and an increase of $475,000 in gains on TBAs due to changes in interest rates.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended March 31, 2024 was $8.3 million as compared to a gain of $36.3 million for the three-month period ended December 31, 2023. The increase of $44.6 million in unrealized loss on RMBS measured at fair value through earnings was due to a rise in interest rates combined with marginal widening of nominal spreads.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended March 31, 2024 was approximately $12.3 million as compared to a loss of $56.0 million for the three-month period ended December 31, 2023. The increase of $68.3 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2024 was approximately $3.3 million as compared to $12.8 million for the three-month period ended December 31, 2023. The decrease of $9.5 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for each of the three-month periods ended March 31, 2024 and December 31, 2023 was $1.8 million.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 1.9% of net income for each of the three-month periods ended March 31, 2024 and December 31, 2023.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(6,596)
Accumulated other comprehensive loss, March 31, 2024	$(9,141)

Three Months Ended December 31, 2023
Accumulated other comprehensive loss, September 30, 2023	$(32,072)
Other comprehensive income	29,527
Accumulated other comprehensive loss, December 31, 2023	$(2,545)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended March 31, 2024, a rise in interest rates combined with marginal widening of credit spreads caused a net unrealized loss on our available-for-sale RMBS. During the three-month period ended December 31, 2023, volatility in interest and mortgage rates combined with positioning of securities caused a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended March 31, 2024 as compared to the three month period ended December 31, 2023 decreased by approximately $537,000, or $0.04 per average common share due to changes in interest rates and increase in expenses.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023
Net Income (Loss)	$12,056	$(33,644)
Realized loss on RMBS, net	-	14,851
Realized loss on derivatives, net (A)	3,109	2,804
Realized gain on acquired assets, net	-	(11)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	8,321	(36,321)
Unrealized loss (gain) on derivatives, net	(12,324)	55,995
Unrealized loss (gain) on investments in MSRs, net of estimated MSR amortization	(5,937)	3,777
Tax (benefit) expense on realized and unrealized (loss) gain on MSRs	1,199	(332)
Total EAD:	$6,424	$7,119
EAD attributable to noncontrolling interests in Operating Partnership	(125)	(127)
Dividends on preferred stock	(2,307)	(2,463)
EAD Attributable to Common Stockholders	$3,992	$4,529
EAD Attributable to Common Stockholders, per Diluted Share	$0.13	$0.17
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$0.32	$(1.29)

(A)
Excludes drop income on TBA dollar rolls of $682,000 and $924,000 and interest rate swap periodic interest income of $8.7 million and $9.0 million, for the three-month periods ended March 31, 2024 and December 31, 2023, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $19.6 billion as of March 31, 2024.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

 As of March 31, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$250,380	$19,623,261	3.48%	0.25%	297	45	0.1%
MSR Total/Weighted Average	$250,380	$19,623,261	3.48%	0.25%	297	45	0.1%

As of December 31, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%
MSR Total/Weighted Average	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

 RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of March 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$184,956	$1,560	$(3,174)	$183,342	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	231,302	478	(7,888)	223,892	19	(B)	4.44%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	242,799	225,608	2,932	(2,407)	226,133	19	(B)	4.88%	5.02%	28
Freddie Mac	445,562	412,373	5,186	(4,277)	413,282	33	(B)	4.83%	4.96%	28
Total/weighted average RMBS	$1,162,829	$1,054,239	$10,156	$(17,746)	$1,046,649	86		4.71%	4.83%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2024	December 31, 2023
Weighted Average Asset Yield	5.06%	5.33%
Weighted Average Interest Expense (A)	1.64%	1.51%
Net Interest Spread	3.42%	3.82%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of March 31, 2024, we had repurchase agreements with 35 counterparties and approximately $965.0 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. As of March 31, 2024, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2024 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414
June 30, 2022	$679,702	$702,130	$683,173

The increase in the Company’s borrowings under its repurchase agreements as of March 31, 2024 as compared December 31, 2023 was primarily due to the purchase of new RMBS securities, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% as of March 31, 2024 and December 31, 2023. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$826,291	$791,279	5.46%
One to three months	182,515	173,726	5.45%
Total/Weighted Average	$1,008,806	$965,005	5.46%

As of December 31, 2023

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$833,443	$772,466	5.55%
One to three months	139,778	131,023	5.55%
Total/Weighted Average	$973,221	$903,489	5.55%

The amount of collateral as of March 31, 2024 and December 31, 2023, including cash, was $1.0 billion and $984.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2024 and December 31, 2023 was 22 days and 21 days, respectively.

MSR Financing

As of March 31, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2023, the Borrowers entered into an agreement that extended the revolving period for an additional 364 days. At the end of the revolving period, the outstanding amount will be converted to a one-year term loan. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At March 31, 2024 and December 31, 2023, approximately $62.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2024 and December 31, 2023, approximately $105.0 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities used cash of approximately $19.1 million and our investing activities used cash of approximately $55.6 million during the three-month period ended March 31, 2024. The cash used by our investing activities resulted primarily from RMBS purchases offset by principal paydowns of RMBS.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the three-month period ended March 31, 2024 was $0.32 and our GAAP loss per diluted share for the three-month period ended December 31, 2023 was $1.29.

Contractual Obligations

Our contractual obligations as of March 31, 2024 and December 31, 2023 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$965,005	$-	$-	$-	$965,005
Interest on repurchase agreement borrowings(A)	$2,917	$-	$-	$-	$2,917
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$62,500	$-	$-	$-	$62,500
Interest on Freddie Mac MSR Revolver borrowings	$1,284	$-	$-	$-	$1,284
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$10,422	$94,578	$-	$105,000
Interest on Fannie Mae MSR Revolving Facility	$730	$-	$-	$-	$730

As of December 31, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$903,489	$-	$-	$-	$903,489
Interest on repurchase agreement borrowings(A)	$3,930	$-	$-	$-	$3,930
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$64,500
Interest on Freddie Mac MSR Revolver borrowings	$1,329	$-	$-	$-	$1,329
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,679	$97,321	$-	$106,000
Interest on Fannie Mae MSR Revolving Facility	$747	$-	$-	$-	$747

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2024 and December 31, 2023, respectively, and includes all interest expense incurred through those dates.

Management Agreement

The Management Agreement with our Manager provides that our Manager is entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee is an amount equal to 1.5% per annum of our stockholders’ equity, adjusted as set forth in the Management Agreement, and calculated and payable quarterly in arrears. We will also be required to pay a termination fee equal to three times the average annual management fee earned by our Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination. Such termination fee will be payable upon termination or non-renewal of the Management Agreement by us without cause or by our Manager if we materially breach the Management Agreement. The Management Agreement requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee pursuant to the consummation of an internalization event (as defined in the Management Agreement).

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

Subservicing Agreements

As of March 31, 2024, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$275,310	$262,301	$250,380	$239,427	$229,336
Change in FV	$24,930	$11,921	$-	$(10,953)	$(21,044)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$260,524	$255,987	$250,380	$244,304	$238,104
Change in FV	$10,144	$5,607	$-	$(6,076)	$(12,276)
% Change in FV	4%	2%	-	(2)%	(5)%
Servicing Cost Shift in %
Estimated FV	$259,137	$254,758	$250,380	$246,001	$241,623
Change in FV	$8,757	$4,379	$-	$(4,379)	$(8,757)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$278,018	$265,310	$253,629	$242,863	$232,917
Change in FV	$24,389	$11,682	$-	$(10,766)	$(20,712)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$265,422	$259,981	$253,629	$246,972	$240,306
Change in FV	$11,793	$6,352	$-	$(6,657)	$(13,322)
% Change in FV	5%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$262,597	$258,113	$253,629	$249,144	$244,660
Change in FV	$8,968	$4,484	$-	$(4,484)	$(8,968)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2024

	March 31, 2024	(0.75)%	(0.50)%	(0.25)	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$748,436
Estimated FV		$752,866	$751,785	$750,276	$746,291	$743,813	$740,972
Change in FV		$4,430	$3,349	$1,839	$(2,145)	$(4,623)	$(7,464)
% Change in FV		0.59%	0.45%	0.25%	(0.29)%	(0.62)%	(1.00)%

As of December 31, 2023

	December 31, 2023	(0.75)%	(0.50)%	(0.25)	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$749,491
Estimated FV		$753,297	$752,391	$751,103	$747,569	$745,369	$742,833
Change in FV		$3,806	$2,900	$1,612	$(1,922)	$(4,122)	$(6,658)
% Change in FV		0.51%	0.39%	0.22%	(0.26)%	(0.55)%	(0.89)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2024, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2024, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2024, the Company repurchased pursuant to its preferred stock repurchase program an aggregate of 296,972 shares of its Series B Preferred Stock at a weighted average purchase price of $23.44 per share and paid aggregate brokerage commissions of approximately $8,900 on such repurchases. No shares of Series A Preferred Stock and no shares of common stock were repurchased by the Company during the three-month period ended March 31, 2024.

Period	Total Number of Shares of Series B Preferred Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2024 to January 31, 2024	257,611	$23.33	257,611	$43,991,210
February 1, 2024 to February 29, 2024	2,875	23.75	2,875	43,922,929
March 1, 2024 to March 31, 2024	36,486	24.22	36,486	43,039,406
Totals / Averages	296,972	$23.44	296,972	$43,039,406

Item 3.	Defaults Upon Senior Securities

None.

Item4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

 **Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 6, 2024	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

May 6, 2024	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

March 31, 2024

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