Form 10-Q
period 2024-06-30
Cherry Hill Mortgage Investment Corp
filed 2024-08-08
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of August 8, 2024, there were 30,080,156 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

•
the Company’s ability to complete its plan to internalize management and terminate the management agreement with its external manager, Cherry Hill Mortgage Management, LLC (the “Manager” and such agreement, the “Management Agreement”);

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

•
disputes, if any, between the Company and the Manager over the express terms of the Management Agreement could impact the timing of the Company’s plan to internalize management and terminate the Management Agreement and could increase the cost to the Company to complete such actions;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2024	December 31, 2023
Assets
RMBS, at fair value (including pledged assets of $1,035,600 and $973,221, respectively)	$1,067,317	$1,012,130
Investments in Servicing Related Assets, at fair value (including pledged assets of $234,263 and $253,629, respectively)	234,263	253,629
Cash and cash equivalents	52,424	52,886
Restricted cash	6,113	16,441
Derivative assets	21,232	19,504
Receivables and other assets	35,196	38,402
Total Assets	$1,416,545	$1,392,992
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$994,764	$903,489
Derivative liabilities	4,751	16,617
Notes payable	159,470	169,314
Dividends payable	6,761	6,650
Due to manager	1,756	1,789
Accrued expenses and other liabilities	11,290	36,758
Total Liabilities	$1,178,792	$1,134,617
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of June 30, 2024 and December 31, 2023, $69,541 liquidation preference as of June 30, 2024 and December 31, 2023	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of June 30, 2024 and 2,000,000 shares issued and outstanding as of December 31, 2023, $40,103 liquidation preference as of June 30, 2024 and $50,000 liquidation preference as of December 31, 2023	38,553	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 30,080,156 shares issued and outstanding as of June 30, 2024 and 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of December 31, 2023	307	305
Additional paid-in capital	375,612	375,498
Accumulated Deficit	(234,382)	(233,161)
Accumulated other comprehensive loss	(12,875)	(2,545)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$234,526	$255,476
Non-controlling interests in Operating Partnership	3,227	2,899
Total Stockholders’ Equity	$237,753	$258,375
Total Liabilities and Stockholders’ Equity	$1,416,545	$1,392,992

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income
Interest income	$13,677	$12,534	$26,418	$24,329
Interest expense	13,510	13,168	27,158	25,123
Net interest income (expense)	167	(634)	(740)	(794)
Servicing fee income	12,349	13,436	25,240	27,310
Servicing costs	3,455	2,464	6,089	5,229
Net servicing income	8,894	10,972	19,151	22,081
Other income (loss)
Realized loss on RMBS, net	(1,859)	(10,274)	(1,859)	(11,255)
Realized gain on investments in MSRs, net	741	-	741	-
Realized gain on derivatives, net	9,430	11,640	15,682	6,040
Unrealized loss on RMBS, measured at fair value through earnings, net	(4,440)	(6,619)	(12,761)	(6,811)
Unrealized gain (loss) on derivatives, net	(3,042)	6,827	9,282	(5,419)
Unrealized loss on investments in Servicing Related Assets	(3,312)	(6,010)	(6,569)	(14,678)
Total Income (Loss)	6,579	5,902	22,927	(10,836)
Expenses
General and administrative expense	3,371	1,995	5,212	3,518
Management fee to affiliate	1,760	1,694	3,508	3,374
Total Expenses	5,131	3,689	8,720	6,892
Income (Loss) Before Income Taxes	1,448	2,213	14,207	(17,728)
Provision for (Benefit from) corporate business taxes	664	587	1,367	(32)
Net Income (Loss)	784	1,626	12,840	(17,696)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(19)	(37)	(254)	340
Dividends on preferred stock	(2,555)	(2,465)	(4,862)	(4,928)
Gain (loss) on repurchase and retirement of preferred stock	(74)	-	78	-
Net Income (Loss) Applicable to Common Stockholders	$(1,864)	$(876)	$7,802	$(22,284)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.06)	$(0.03)	$0.26	$(0.88)
Diluted	$(0.06)	$(0.03)	$0.26	$(0.88)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	29,978,791	26,014,830	29,978,462	25,342,562
Diluted	30,029,960	26,034,399	30,025,173	25,363,547

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$784	$1,626	$12,840	$(17,696)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(3,734)	(3,122)	(10,330)	11,517
Net other comprehensive income (loss)	(3,734)	(3,122)	(10,330)	11,517
Comprehensive income (loss)	$(2,950)	$(1,496)	$2,510	$(6,179)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	57	27	(50)	119
Dividends on preferred stock	(2,555)	(2,465)	(4,862)	(4,928)
Gain (loss) on repurchase and retirement of preferred stock	(74)	-	78	-
Comprehensive loss attributable to common stockholders	$(5,522)	$(3,934)	$(2,324)	$(10,988)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	2,140,000	22	-	-	12,672	-	-	-	12,694
Net Loss	-	-	-	-	-	-	(18,945)	(377)	(19,322)
Net Other Comprehensive Income	-	-	-	-	-	14,639	-	-	14,639
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(6,927)	-	(6,927)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2023	25,648,130	$261	4,781,635	$115,379	$357,182	$(14,465)	$(197,324)	$3,112	$264,145
Issuance of common stock	1,329,947	13	-	-	6,430	-	-	-	6,443
Net Income	-	-	-	-	-	-	1,589	37	1,626
Net Other Comprehensive Loss	-	-	-	-	-	(3,122)	-	-	(3,122)
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(132)	(132)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,045)	-	(4,045)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2023	26,978,077	$274	4,781,635	$115,379	$363,612	$(17,587)	$(202,243)	$3,134	$262,569

Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Net Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139
Issuance of common stock	60,187	2	-	-	66	-	-	-	68
Repurchase and retirement of preferred stock	-	-	(98,925)	(2,378)	-	-	(75)	-	(2,453)
Redemption of OP units for cash	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	765	19	784
Net Other Comprehensive Loss	-	-	-	-	-	(3,734)	-	-	(3,734)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,521)	-	(4,521)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6995 per share	-	-	-	-	-	-	(1,122)	-	(1,122)
Balance, June 30, 2024	30,080,156	$307	4,385,738	$105,864	$375,612	$(12,875)	$(234,382)	$3,227	$237,753

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$12,840	$(17,696)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	1,859	11,255
Unrealized loss on investments in Servicing Related Assets	6,569	14,678
Realized gain on investments in MSRs, net	(741)	-
Realized gain on derivatives, net	(15,682)	(6,040)
Unrealized loss on RMBS, measured at fair value through earnings, net	12,761	6,811
Unrealized (gain) loss on derivatives, net	(9,282)	5,419
Amortization (accretion) of premiums on RMBS	(1,431)	(753)
Amortization of deferred financing costs	156	80
LTIP-OP Unit awards	248	234
Changes in:
Receivables and other assets, net	3,216	1,825
Due to affiliates	(33)	(7)
Accrued expenses and other liabilities, net	(25,468)	(10,961)
Net cash provided by (used in) operating activities	$(14,988)	$4,845
Cash Flows From Investing Activities
Purchase of RMBS	(154,003)	(470,809)
Principal paydown of RMBS	36,092	32,168
Proceeds from sale of RMBS	39,195	280,946
Proceeds from sale of MSRs	13,544	-
Acquisition of MSRs	(6)	154
Payments for settlement of derivatives	(5,604)	(8,944)
Proceeds from settlement of derivatives	-	3,366
Net cash used in investing activities	$(70,782)	$(163,119)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	4,842,602	4,688,098
Repayments of repurchase agreements	(4,751,327)	(4,534,153)
Proceeds from derivative financing	16,974	7,982
Principal paydown of bank loans	(10,000)	(9,000)
Dividends paid	(13,773)	(18,193)
LTIP-OP Units distributions paid	(165)	(241)
Redemption of OP units for cash	(9)	-
Issuance of common stock, net of offering costs	116	19,137
Repurchase and retirement of preferred stock	(9,438)	-
Net cash provided by financing activities	$74,980	$153,630
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(10,790)	$(4,644)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	69,327	65,554
Cash, Cash Equivalents and Restricted Cash, End of Period	$58,537	$60,910
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$16,095	$13,847
Cash paid during the period for income taxes	28	54
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$6,761	$6,188

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

The Company is party to the Management Agreement and is externally managed by the Manager, a Delaware limited liability company established by Mr. Stanley Middleman. The Manager is a party to a services agreement (the “Services Agreement”) with Freedom Mortgage Corporation (“Freedom Mortgage”) (in such capacity, the “Services Provider”), which is owned and controlled by Mr. Middleman. Prior to April 18, 2024, the Manager was owned by a “blind trust” for the benefit of Mr. Middleman. On April 18, 2024, ownership of the Manager was transferred to Mr. Middleman. For further discussion of the Management Agreement, see Note 7.

On July 9, 2024, the Company announced that the special committee of the Company’s board of directors, which committee is comprised entirely of independent and disinterested members of the board, after consultation with its independent legal and financial advisors and as part of the special committee’s previously announced exploration of strategic alternatives, determined and recommended to the board of directors that it is advisable and in the best interests of the Company and its stockholders to internalize management of the Company, terminate the Management Agreement and the Manager and take all steps necessary to begin operating the Company as a fully integrated, internally managed mortgage REIT (the “Internalization”).  Following such recommendation from the special committee, the Company’s board of directors authorized and approved the Internalization and authorized and directed the Company’s officers to take all actions necessary to cause the Company to effect the Internalization.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of June 30, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the six-month period ended June 30, 2024 and the year ended December 31, 2023, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.4 million and $4.0 million at June 30, 2024 and December 31, 2023, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of June 30, 2024 and December 31, 2023. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2024 and December 31, 2023. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.6 million and $16.4 million at June 30, 2024 and December 31, 2023, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $1.5 million and $0 at June 30, 2024 and December 31, 2023, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2024 and December 31, 2023, approximately $68.9 million and $75.8 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$(10,274)	$-	$(11,255)
Loss on RMBS measured at fair value through earnings	(1,859)	-	(1,859)	-
Realized loss on RMBS, net	$(1,859)	$(10,274)	$(1,859)	$(11,255)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2024
Interest income	$-	$13,677	$-	$13,677
Interest expense	164	13,346	-	13,510
Net interest income (expense)	(164)	331	-	167
Servicing fee income	12,349	-	-	12,349
Servicing costs	3,455	-	-	3,455
Net servicing income	8,894	-	-	8,894
Other income (expense)	(2,869)	387	-	(2,482)
Other operating expenses	(744)	(157)	(4,230)	(5,131)
Provision for corporate business taxes	(664)	-	-	(664)
Net Income (Loss)	$4,453	$561	$(4,230)	$784

Three Months Ended June 30, 2023
Interest income	$-	$12,534	$-	$12,534
Interest expense	359	12,809	-	13,168
Net interest expense	(359)	(275)	-	(634)
Servicing fee income	13,436	-	-	13,436
Servicing costs	2,464	-	-	2,464
Net servicing income	10,972	-	-	10,972
Other income (expense)	(13,283)	8,847	-	(4,436)
Other operating expenses	(570)	(167)	(2,952)	(3,689)
Provision for corporate business taxes	(587)	-	-	(587)
Net Income (Loss)	$(3,827)	$8,405	$(2,952)	$1,626

Six Months Ended June 30, 2024
Interest income	$6	$26,412	$-	$26,418
Interest expense	931	26,227	-	27,158
Net interest income (expense)	(925)	185	-	(740)
Servicing fee income	25,240	-	-	25,240
Servicing costs	6,089	-	-	6,089
Net servicing income	19,151	-	-	19,151
Other income (expense)	(7,107)	11,623	-	4,516
Other operating expenses	(1,505)	(315)	(6,900)	(8,720)
Provision for corporate business taxes	(1,367)	-	-	(1,367)
Net Income (Loss)	$8,247	$11,493	$(6,900)	$12,840

Six Months Ended June 30, 2023
Interest income	$-	$24,329	$-	$24,329
Interest expense	1,232	23,891	-	25,123
Net interest income (expense)	(1,232)	438	-	(794)
Servicing fee income	27,310	-	-	27,310
Servicing costs	5,229	-	-	5,229
Net servicing income	22,081	-	-	22,081
Other expense	(18,217)	(13,906)	-	(32,123)
Other operating expenses	(1,133)	(332)	(5,427)	(6,892)
Benefit from corporate business taxes	32	-	-	32
Net Income (Loss)	$1,531	$(13,800)	$(5,427)	$(17,696)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2024
Investments	$234,263	$1,067,317	$-	$1,301,580
Other assets	30,457	31,784	52,724	114,965
Total assets	264,720	1,099,101	52,724	1,416,545
Debt	159,470	994,764	-	1,154,234
Other liabilities	5,020	8,568	10,970	24,558
Total liabilities	164,490	1,003,332	10,970	1,178,792
Net Assets	$100,230	$95,769	$41,754	$237,753

Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375
Note 4 — Investments in RMBS

At June 30, 2024, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2024

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$182,213	$741	$(4,084)	$178,870	15	(B)	4.56%	4.70%	27
Freddie Mac	262,695	227,162	138	(9,551)	217,749	19	(B)	4.44%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	241,980	222,182	1,976	(3,316)	220,842	19	(B)	4.91%	5.05%	28
Freddie Mac	493,835	451,522	3,652	(5,318)	449,856	37	(B)	4.92%	5.05%	28
Total/weighted average RMBS	$1,210,283	$1,083,079	$6,507	$(22,269)	$1,067,317	90		4.76%	4.88%	28

As of December 31, 2023

			Gross Unrealized					Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of June 30, 2024

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,468	$409,375	$879	$(13,635)	$396,619	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	735,815	673,704	5,628	(8,634)	670,698	56	(B)	4.92%	5.05%	28
Total/weighted average RMBS	$1,210,283	$1,083,079	$6,507	$(22,269)	$1,067,317	90		4.76%	4.88%	28

As of December 31, 2023

			Gross Unrealized					Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,467	$423,006	$4,045	$(6,472)	$420,579	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	623,253	581,797	12,121	(2,367)	591,551	46	(B)	4.74%	4.90%	28
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At June 30, 2024 and December 31, 2023, the Company pledged Agency RMBS with a carrying value of approximately $1.0 billion and $973.2 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2024 and December 31, 2023, nor any impairment charges in earnings during the three and six-month periods ended June 30, 2024 and June 30, 2023.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of June 30, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$76,043	$66,077	$(538)	$65,539	5	(B)	5.09%	5.17%	28
Twelve or More Months	290,139	248,814	(13,097)	235,717	20	(B)	4.14%	4.21%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$366,182	$314,891	$(13,635)	$301,256	25		4.35%	4.41%	27

As of December 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$126,949	$109,425	$(813)	$108,612	8	(B)	4.23%	4.35%	28
Twelve or More Months	163,190	148,241	(5,659)	142,582	12	(B)	4.08%	4.10%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$290,139	$257,666	$(6,472)	$251,194	20		4.14%	4.21%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $18.0 billion as of June 30,2024.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$18,026,784	$234,263	3.50%	24.9	$(6,569)
MSR Total/Weighted Average	$18,026,784	$234,263	3.50%	24.9	$(6,569)

As of December 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,972,994	$253,629	3.48%	25.0	$(25,937)
MSR Total/Weighted Average	$19,972,994	$253,629	3.48%	25.0	$(25,937)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.5%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.1%
All other	45.4%
Total	100.0%

As of December 31, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
Virginia	8.3%
New York	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.0%
All other	47.0%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s charter provides that it has authority to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 2,781,635 shares are classified as shares of 8.20% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) and 1,604,103 shares are classified as shares of 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”).

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three and six-month periods ended June 30, 2024 and the year ended December 31, 2023. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $100.0 million of its common stock, of which, approximately $4.8 million was remaining as of June 30, 2024. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and six-month periods ended June 30, 2024 the Company did not issue any shares of common stock pursuant to the Common Stock ATM Program. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

Common Stock Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2024, the Company repurchased 98,925 and  395,897 shares of its Series B Preferred Stock, respectively, at a weighted average purchase price per share of $24.76 and $23.77, respectively, and paid aggregate brokerage commissions of approximately $3,000 and $11,900, respectively, on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a loss attributable to common stockholders of $74,000 for the three-month period ended June 30, 2024 and a gain attributable to common stockholders of $78,000 for the six-month period ended June 30, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

On May 30, 2024, the Company granted certain eligible participants of the 2023 Plan other equity-based awards in the form of a total of 181,942 restricted stock units (“RSUs”) under the 2023 Plan. Each granted RSU represents the right to receive one share of common stock. Subject to the terms and conditions of an RSU award agreement and the 2023 Plan, each award of RSUs vests ratably over a three-year period beginning on the one-year anniversary of the grant date of the RSUs. To the extent the RSUs have not otherwise been forfeited or cancelled prior to the appliable settlement date, each award recipient will be paid a cash payment on the applicable settlement date equal to the number of shares of common stock delivered multiplied by the total amount of dividend payments made in relation to one share of common stock with respect to record dates occurring during the period between the grant date and the applicable settlement date.

On June 14, 2024, the Company granted an aggregate of 55,704 shares of restricted common stock to the Company’s independent directors (18,568 shares each) subject to the terms and conditions of a restricted stock award agreement and the 2023 Plan. Unless sooner vested in accordance with the terms of the restricted stock award agreement and the 2023 Plan, each independent director’s interest in the shares of common stock covered by the June 14, 2024 stock award become vested and nonforfeitable on the one-year anniversary of the grant date.

On June 26, 2024, the Company granted 7,712 shares of common stock to the Company’s Chief Financial Officer, Treasurer and Secretary (“CFO”), subject to the terms and conditions of a stock award agreement and the 2023 Plan. The shares of common stock granted to the CFO were vested and nonforfeitable as of the grant date. Of the 7,712 shares of common stock granted to the CFO, 3,229 shares of common stock were withheld by the Company to satisfy tax withholding requirements on the grant of unrestricted shares of common stock.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Witheld (B)	Issued		Forfeited (A)	Settled	Witheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2022	(459,897)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(C)	-	-	-		-	-	-		-	-	-	(92,200)	$6.06
March 31, 2023	(552,097)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	823,264
Number of securities issued or to be issued upon exercise	-		-	-	(41,835)		-	-			-	-	-	(41,835)	$5.02
Increase in the number of securities available for issuance	-		-	-	-		-	-	-		-	-	-	2,006,736
June 30, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165

December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(D)	-	-	-		-	-	-		-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,676,770
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660	$3.51
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	(181,942)	(E)	-	-	-	(181,942)	$3.60
Number of securities issued or to be issued upon exercise	-		-	-	(55,704)	(F)	-	-	-		-	-	-	(55,704)	$3.77
Number of securities issued or to be issued upon exercise	-		-	-	(7,712)		-	3,229	-		-	-	-	(7,712)	$3.89
June 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072

(A)
If any award or grant under the 2023 Plan (including LTIP-OP Units) expires, is forfeited or is terminated without having been exercised or is paid in cash without a requirement for the delivery of common stock, then any common stock covered by such lapsed, cancelled, expired, unexercised or cash-settled portion of such award or grant and any forfeited, lapsed, cancelled or expired LTIP-OP Units will be available for the grant or settlement of other awards under the 2023 Plan.

(B)
Any shares of common stock tendered or withheld to satisfy the grant or exercise price or tax withholding obligation pursuant to any award reduces the number of shares of common stock available under the 2023 Plan and those shares will not be available for future grants or awards under the 2023 Plan.

(C)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(D)	Subject to forfeiture in certain circumstances prior to January 16, 2027.
(E)	Subject to forfeiture in certain circumstances prior to May 30, 2027.
(F)	Subject to forfeiture in certain circumstances prior to June 14, 2025.

The Company recognized share-based compensation expense of approximately $194,000 and $152,000 during the three-month periods ended June 30, 2024 and June 30, 2023, respectively and $370,000 and $286,000 during the six-month periods ended June 30, 2024 and June 30, 2023, respectively. There was approximately $1.6 million of total unrecognized share-based compensation expense as of June 30, 2024, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2024, the non-controlling interest holders in the Operating Partnership owned 593,024 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$784	$1,626	$12,840	$(17,696)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(19)	(37)	(254)	340
Dividends on preferred stock	(2,555)	(2,465)	(4,862)	(4,928)
Gain (loss) on repurchase and retirement of preferred stock	(74)	-	78	-
Net income (loss) applicable to common stockholders	$(1,864)	$(876)	$7,802	$(22,284)
Denominator:
Weighted average common shares outstanding	29,978,791	26,014,830	29,978,462	25,342,562
Weighted average diluted shares outstanding	30,029,960	26,034,399	30,025,173	25,363,547
Basic and Diluted EPS:
Basic	$(0.06)	$(0.03)	$0.26	$(0.88)
Diluted	$(0.06)	$(0.03)	$0.26	$(0.88)

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$1,610	$1,554	$3,208	$3,094
Compensation reimbursement	150	140	300	280
Total	$1,760	$1,694	$3,508	$3,374

On July 9, 2024, the Company announced that the special committee of the Company’s board of directors, which committee is comprised entirely of independent and disinterested members of the board, after consultation with its independent legal and financial advisors and as part of the special committee’s previously announced exploration of strategic alternatives, determined and recommended to the board of directors that it is advisable and in the best interests of the Company and its stockholders to internalize management of the Company, terminate the Management Agreement and take all steps necessary to begin operating the Company as a fully integrated, internally managed mortgage REIT.  Following such recommendation from the special committee, the Company’s board of directors authorized and approved the Internalization and authorized and directed the Company’s officers to take all actions necessary to cause the Company to effect the Internalization.

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. In September 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity,  Matrix Financial Services Corporation. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2025. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. During the three and six-month periods ended June 30, 2023, Aurora received $7.9 million and $16.1 million, respectively, in servicing fee income from RoundPoint. During the three and six-month periods ended June 30, 2023, Aurora paid RoundPoint $1.1 million and $2.4 million, respectively, in servicing costs. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

During the six-month period ended June 30, 2023, Aurora purchased MSRs with an aggregate UPB of approximately $987,000 from RoundPoint pursuant to the flow agreement for a purchase price of $5,000.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2024	December 31, 2023
Notional amount of interest rate swaps	$1,148,550	$1,057,000
Notional amount of TBAs, net	(427,000)	(376,600)
Notional amount of U.S. treasury futures	232,400	274,100
Total notional amount	$953,950	$954,500

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2024	$1,148,550	$16,270	2.01%	5.14%	3.5
December 31, 2023	$1,057,000	$16,705	1.59%	5.24%	3.5

(A)
Includes $885.0 million notional of receive SOFR and pay fixed of 5.3% and $264.0 million notional of receive fixed of 5.4% and pay SOFR with weighted average maturities of 3.9 years and 2.1 years, respectively, as of June 30, 2024. Includes $869.0 million notional of receive SOFR and pay fixed of 5.4% and $188.0 million notional of receive fixed of 5.4% and pay SOFR with weighted average maturities of 3.8 years and 2.0 years, respectively, as of December 31, 2023.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As June 30, 2024

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$191,900	$193,242	$193,179	$(63)
Sale contracts	(618,900)	(585,856)	(586,335)	(479)
Net TBA derivatives	$(427,000)	$(392,614)	$(393,156)	$(542)

As of December 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$368,300	$357,472	$360,821	$3,350
Sale contracts	(744,900)	(702,557)	(718,073)	(15,517)
Net TBA derivatives	$(376,600)	$(345,085)	$(357,252)	$(12,167)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of June 30, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$144,800	$-	$358
5 years	231,800	-	1,710
10 years (A)	-	(144,200)	(1,315)
Total	$376,600	$(144,200)	$753

As of December 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$196,800	$-	$2,090
5 years	221,500	-	4,944
10 years (A)	-	(144,200)	(8,685)
Total	$418,300	$(144,200)	$(1,651)

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2024	2023	2024	2023
Interest rate swaps(A)	$-	$12,663	$4,325	$(5,167)
TBAs	3,486	(2,535)	(497)	3,366
U.S. Treasury futures	(2,339)	(7,243)	(5,108)	(8,657)
U.S. treasury futures options	-	(147)	-	(287)
Total	$1,147	$2,738	$(1,280)	$(10,745)

(A)
Excludes interest rate swap periodic interest income of $8.3 million and $8.9 million, for the three-month periods ended June 30, 2024 and June 30, 2023, respectively and $17.0 million and $16.8 million, for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$20,479	$-	$20,479	$(20,479)	$-	$-
TBAs	486	(486)	-	-	-	-
U.S. treasury futures	2,068	(1,315)	753	1,545	(2,298)
Total Assets	$23,033	$(1,801)	$21,232	$(18,934)	$(2,298)	$-

Liabilities
Repurchase agreements	$994,764	$-	$994,764	$(996,800)	$2,036	$-
Interest rate swaps	4,209	-	4,209	(4,209)	-	-
TBAs	1,028	(486)	542	1,715	(2,257)	-
U.S. treasury futures	1,315	(1,315)	-	-	-	-
Total Liabilities	$1,001,316	$(1,801)	$999,515	$(999,294)	$(221)	$-

As of December 31, 2023

			Net Amount of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received (Pledged) (A)	Net Amount
Assets
Interest rate swaps	$19,504	$-	$19,504	$(19,504)	$-	$-
TBAs	3,350	(3,350)	-	-	-	-
U.S. treasury futures	7,034	(7,034)	-	-
Total Assets	$29,888	$(10,384)	$19,504	$(19,504)	$-	$-

Liabilities
Repurchase agreements	$903,489	$-	$903,489	$(933,042)	$29,553	$-
Interest rate swaps	2,799	-	2,799	(2,799)	-	-
TBAs	15,517	(3,350)	12,167	(1,162)	(11,005)	-
U.S. treasury futures	8,685	(7,034)	1,651	3,785	(5,436)	-
Total Liabilities	$930,490	$(10,384)	$920,106	$(933,218)	$13,112	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2024 and December 31, 2023.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2024 and December 31, 2023.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at June 30, 2024 and December 31, 2023.

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

Recurring Fair Value Measurements

As of June 30, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$399,712	$-	$399,712
Freddie Mac	-	667,605	-	667,605
RMBS total	-	1,067,317	-	1,067,317
Derivative assets
Interest rate swaps	-	20,479	-	20,479
U.S. treasury futures		753		753
Derivative assets total	-	21,232	-	21,232
Servicing related assets	-	-	234,263	234,263
Total Assets	$-	$1,088,549	$234,263	$1,322,812
Liabilities
Derivative liabilities
Interest rate swaps	-	4,209	-	4,209
TBAs, net	-	542	-	542
Derivative liabilities total	-	4,751	-	4,751
Total Liabilities	$-	$4,751	$-	$4,751

As of December 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$401,126	$-	$401,126
Freddie Mac	-	611,004	-	611,004
RMBS total	-	1,012,130	-	1,012,130
Derivative assets
Interest rate swaps	-	19,504	-	19,504
Derivative assets total	-	19,504	-	19,504
Servicing related assets	-	-	253,629	253,629
Total Assets	$-	$1,031,634	$253,629	$1,285,263
Liabilities
Derivative liabilities
Interest rate swaps	-	2,799	-	2,799
TBAs, net	-	12,167	-	12,167
U.S. treasury futures	-	1,651	-	1,651
Derivative liabilities total	-	16,617	-	16,617
Total Liabilities	$-	$16,617	$-	$16,617

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2024 and December 31, 2023 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
As of June 30, 2024
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balance at beginning of period	$250,380	$270,941	$253,629	$279,739
Purchases and sales:
Purchases	-	-	-	5
Sales (A)	(12,803)	-	(12,803)	-
Other changes (B)	(2)	(25)	6	(160)
Purchases and sales:	(12,805)	(25)	(12,797)	(155)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	1,761	(1,064)	2,038	(5,509)
Other changes in fair value (C)	(5,073)	(4,946)	(8,607)	(9,169)
Unrealized gain (loss) included in Net Income	(3,312)	(6,010)	(6,569)	(14,678)
Balance at end of period	$234,263	$264,906	$234,263	$264,906
(A)	During the three and six-month periods ended June 30, 2024, the Company sold a portion of its MSRs to a third party for proceeds of $13.5 million and recognized a gain of $0.7 million on the sale.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$234,263	Discounted cash flow	Constant prepayment speed	4.1% - 14.1%	6.4%
			Uncollected payments	0.6% - 5.2%	0.8%
			Discount rate		10.0%
			Annual cost to service, per loan		$88
TOTAL	$234,263

As of December 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$253,629	Discounted cash flow	Constant prepayment speed	3.9% -14.8%	6.9%
			Uncollected payments	0.6% - 6.8%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$253,629

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2024 and December 31, 2023 are described below.

Management Agreement

The Company pays the Manager a quarterly management fee, calculated and payable quarterly in arrears, equal to the product of one quarter of the 1.5% management fee annual rate and the stockholders’ equity, adjusted as set forth in the Management Agreement as of the end of such fiscal quarter. The Manager relies on the Services Provider to provide the Manager with the necessary resources and personnel to conduct the Company’s operations. For further discussion regarding the Management Agreement and the management fee, see Note 7.

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

Commitments to Purchase/Sell RMBS

As of June 30, 2024 and December 31, 2023, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

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

Note 11 — Repurchase Agreements

The Company had outstanding approximately $994.8 million and $903.5 million of borrowings under its repurchase agreements as of June 30, 2024 and December 31, 2023, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 26 days and 21 days as of June 30, 2024 and December 31, 2023. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$689,201	5.46%
One to three months	305,563	5.46%
Total/Weighted Average	$994,764	5.46%

As of December 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$772,466	5.55%
One to three months	131,023	5.55%
Total/Weighted Average	$903,489	5.55%

There were no overnight or demand securities as of June 30, 2024 or December 31, 2023.

Note 12 — Notes Payable

As of June 30, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days subject to renewal of the acknowledgment agreement with Freddie Mac on or before October 25, 2024. If such renewal does not occur, absent some other agreement between the parties, the Borrowers would need to pay down the outstanding amount under the Freddie Mac MSR Revolver by February 28, 2025. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At June 30, 2024 and December 31, 2023, approximately $62.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2024 and December 31, 2023, approximately $98.0 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of June 30, 2024

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$62,500	$-	$-	$-	$-	$-	$62,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	542	6,790	7,337	83,331	-	98,000
Total	$62,500	$542	$6,790	$7,337	$83,331	$-	$160,500

As of December 31, 2023

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$-	$-	$64,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	595	7,438	8,018	89,949	-	106,000
Total	$64,500	$595	$7,438	$8,018	$89,949	$-	$170,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2024	December 31, 2023
Servicing advances	$9,317	$15,455
Interest receivable	6,206	5,503
Deferred tax asset	13,751	15,022
Other receivables	5,922	2,422
Total other assets	$35,196	$38,402

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2024	December 31, 2023
Accrued interest on repurchase agreements	$3,072	$3,929
Accrued interest on notes payable	1,966	2,076
Net current tax payable	95	-
Accrued expenses	2,561	1,200
Due to counterparties (A)	3,596	29,553
Total accrued expenses and other liabilities	$11,290	$36,758

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current federal income tax benefit	$85	$-	$85	$-
Current state income tax expense (benefit)	11	-	11	-
Deferred federal income tax expense	499	509	1,120	(28)
Deferred state income tax expense	69	78	151	(4)
Provision for Corporate Business Taxes	$664	$587	$1,367	$(32)

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Computed income tax expense (benefit) at federal rate	$304	21.0%	$468	21.0%	$2,984	21%	$(3,721)	21.0%
State tax expense, net of federal tax, if applicable	61	4.2%	61	2.8%	126	0.9%	(3)	0.0%
REIT income not subject to tax expense (benefit)	299	20.6%	58	2.6%	(1,743)	(12.3)%	3,692	(20.8)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$664	45.8%	$587	26.4%	$1,367	9.6%	$(32)	0.2%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(2,689)	$(1,789)
Deferred tax - net operating loss	16,440	16,811
Total net deferred tax assets	$13,751	$15,022

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $71.0 million as of June 30, 2024, which were created subsequent to 2017 and can be carried forward indefinitely. As of June 30, 2024, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

On July 9, 2024, the Company announced that the special committee of the Company’s board of directors, which committee is comprised entirely of independent and disinterested members of the board, after consultation with its independent legal and financial advisors and as part of the special committee’s previously announced exploration of strategic alternatives, determined and recommended to the board of directors that it is advisable and in the best interests of the Company and its stockholders to internalize management of the Company, terminate the Management Agreement and the Manager and take all steps necessary for Internalization.  Following such recommendation from the special committee, the Company’s board of directors authorized and approved the Internalization and authorized and directed the Company’s officers to take all actions necessary to cause the Company to effect the Internalization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended June 30, 2024 compared to the immediately preceding prior quarter ended March 31, 2024.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of June 30, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock”.

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $100.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of June 30, 2024, approximately $4.8 million was remaining pursuant to the Common Stock ATM Program. The Company did not issue and sell any shares of common stock pursuant to the Common Stock ATM Program during the three and six-month periods ended June 30, 2024. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of June 30, 2024, approximately $4.7 million was remaining under the share repurchase program. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended June 30, 2024, the Company repurchased 98,925 shares of its Series B Preferred Stock at a weighted average purchase price of $24.76 per share and paid aggregate brokerage commissions of approximately $3,000 on such repurchases. During the six-month period ended June 30, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a loss attributable to common stockholders of $74,000 for the three-month period ended June 30, 2024 and a gain attributable to common stockholders of $78,000 for the six-month period ended June 30, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

The Federal Reserve has signaled that it is likely to begin to lower its federal funds rate target or otherwise ease monetary policy as soon as this September. Over the past year, the Federal Reserve has kept constant its federal funds rate target after sharply increasing the federal funds rate and otherwise tightening monetary policy in 2022 and 2023 to combat an increase in U.S. inflation. Starting March 2022, the Federal Reserve increased its federal funds rate target from 0.0% - 0.25% to the current target of 5.25 – 5.50%. In March 2022, the Federal Reserve also ended its net purchases of Treasury and agency securities (a policy known as quantitative easing) and then in June 2022 began reducing the size of its balance sheet by no longer reinvesting proceeds of up to $60.0 billion (initially $30.0 billion) of maturing Treasury securities and up to $35.0 billion (initially $17.5 billion) in maturing agency debt and mortgage-backed securities per month. Inflation peaked in June of 2022 with consumer prices rising at a rate of 9.1% on a year-over-year basis, but has subsequently declined to 3.0% on a year-over-year basis in June of 2024.  In June of 2024, the consumer price index fell by 0.1 percent, raising expectations that inflation is on a path to hit the Federal Reserve's 2 percent inflation target. Based on this and other data, the Federal Reserve has indicated that an easing of monetary policy will soon be appropriate.

The Federal Reserve’s federal funds rate increases and reductions in the size of its balance sheet resulted in higher interest rates across asset classes, including for Agency RMBS. These actions also generally reduce economic activity in the United States, as well as decrease spreads on interest rates, which can reduce our net interest income and increase our funding costs. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio. To the extent the Federal Reserve now decides to reduce the federal funds rate or otherwise ease monetary policy, the converse results could be expected. Lower rates could reduce our funding costs and spur economic activity, increasing our net interest income. Higher prepayment could reduce the length of cash flows from the MSRs and accelerate the premium amortization on the RMBS portfolio. The impact on our operating results of future actions by the Federal Reserve that change market interest rates is discussed further below. See “Factors Impacting our Operating Results”.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
June 30, 2024	4.88%	1.13%	3.74%
March 31, 2024	4.83%	1.07%	3.75%
December 31, 2023	4.77%	0.96%	3.81%
September 30, 2023	4.66%	0.87%	3.79%

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

All of our investments in RMBS are reported at their fair value. At the time of purchase, ASC 320, Investments – Debt and Equity Securities requires us to designate a security as held-to-maturity, available-for-sale or trading, depending on our ability to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments. Prior to January 1, 2023, we designated all our investments in RMBS as available-for-sale. On January 1, 2023, we elected the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on RMBS classified as available-for-sale are reported in accumulated other comprehensive income, whereas unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss).

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

Investments in Securities

Prior to fiscal year 2023, we designated all our investments in RMBS as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. On January 1, 2023, we elected the fair value option of accounting pursuant to ASC 825, Financial Instruments, for all RMBS acquired after such date. Unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss). Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 4. Investments in RMBS and Note 9. Fair Value”.

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Income
Interest income	$13,677	$12,741	$26,418	$24,329
Interest expense	13,510	13,648	27,158	25,123
Net interest income (expense)	167	(907)	(740)	(794)
Servicing fee income	12,349	12,891	25,240	27,310
Servicing costs	3,455	2,634	6,089	5,229
Net servicing income	8,894	10,257	19,151	22,081
Other income (loss)
Realized loss on RMBS, net	(1,859)	-	(1,859)	(11,255)
Realized gain on investments in MSRs, net	741	-	741	-
Realized gain on derivatives, net	9,430	6,252	15,682	6,040
Unrealized loss on RMBS, measured at fair value through earnings, net	(4,440)	(8,321)	(12,761)	(6,811)
Unrealized gain (loss) on derivatives, net	(3,042)	12,324	9,282	(5,419)
Unrealized loss on investments in Servicing Related Assets	(3,312)	(3,257)	(6,569)	(14,678)
Total Income (Loss)	6,579	16,348	22,927	(10,836)
Expenses
General and administrative expense	3,371	1,841	5,212	3,518
Management fee to affiliate	1,760	1,748	3,508	3,374
Total Expenses	5,131	3,589	8,720	6,892
Income (Loss) Before Income Taxes	1,448	12,759	14,207	(17,728)
Provision for (Benefit from) corporate business taxes	664	703	1,367	(32)
Net Income (Loss)	784	12,056	12,840	(17,696)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(19)	(235)	(254)	340
Dividends on preferred stock	(2,555)	(2,307)	(4,862)	(4,928)
Gain (loss) on repurchase and retirement of preferred stock	(74)	152	78	-
Net Income (Loss) Applicable to Common Stockholders	$(1,864)	$9,666	$7,802	$(22,284)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2024
Interest income	$-	$13,677	$-	$13,677
Interest expense	164	13,346	-	13,510
Net interest income (expense)	(164)	331	-	167
Servicing fee income	12,349	-	-	12,349
Servicing costs	3,455	-	-	3,455
Net servicing income	8,894	-	-	8,894
Other income (expense)	(2,869)	387	-	(2,482)
Other operating expenses	(744)	(157)	(4,230)	(5,131)
Provision for corporate business taxes	(664)	-	-	(664)
Net Income (Loss)	$4,453	$561	$(4,230)	$784

Three Months Ended March 31, 2024
Interest income	$6	$12,735	$-	$12,741
Interest expense	767	12,881	-	13,648
Net interest expense	(761)	(146)	-	(907)
Servicing fee income	12,891	-	-	12,891
Servicing costs	2,634	-	-	2,634
Net servicing income	10,257	-	-	10,257
Other income (expense)	(4,238)	11,236	-	6,998
Other operating expenses	(761)	(158)	(2,670)	(3,589)
Provision for corporate business taxes	(703)	-	-	(703)
Net Income (Loss)	$3,794	$10,932	$(2,670)	$12,056

Six Months Ended June 30, 2024
Interest income	$6	$26,412	$-	$26,418
Interest expense	931	26,227	-	27,158
Net interest income (expense)	(925)	185	-	(740)
Servicing fee income	25,240	-	-	25,240
Servicing costs	6,089	-	-	6,089
Net servicing income	19,151	-	-	19,151
Other income (expense)	(7,107)	11,623	-	4,516
Other operating expenses	(1,505)	(315)	(6,900)	(8,720)
Provision for corporate business taxes	(1,367)	-	-	(1,367)
Net Income (Loss)	$8,247	$11,493	$(6,900)	$12,840

Six Months Ended June 30, 2023
Interest income	$-	$24,329	$-	$24,329
Interest expense	1,232	23,891	-	25,123
Net interest income (expense)	(1,232)	438	-	(794)
Servicing fee income	27,310	-	-	27,310
Servicing costs	5,229	-	-	5,229
Net servicing income	22,081	-	-	22,081
Other expense	(18,217)	(13,906)	-	(32,123)
Other operating expenses	(1,133)	(332)	(5,427)	(6,892)
Benefit from corporate business taxes	32	-	-	32
Net Income (Loss)	$1,531	$(13,800)	$(5,427)	$(17,696)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2024
Investments	$234,263	$1,067,317	$-	$1,301,580
Other assets	30,457	31,784	52,724	114,965
Total assets	264,720	1,099,101	52,724	1,416,545
Debt	159,470	994,764	-	1,154,234
Other liabilities	5,020	8,568	10,970	24,558
Total liabilities	164,490	1,003,332	10,970	1,178,792
Net Assets	$100,230	$95,769	$41,754	$237,753

Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Interest Income

Interest income for the three-month period ended June 30, 2024 was $13.7 million as compared to $12.7 million for the three-month period ended March 31, 2024. The increase of $1.0 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.
Interest income for the six-month period ended June 30, 2024 was $26.4 million as compared to $24.3 million for the six-month period ended June 30, 2023. The increase of $2.1 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities coupled with portfolio positioning, which resulted in a decrease in price premium amortization driven by lower prepayment speeds.

Interest Expense

Interest expense for the three-month period ended June 30, 2024 was $13.5 million as compared to $13.6 million for the three-month period ended March 31, 2024. The change in interest expense was nominal.

Interest expense for the six-month period ended June 30, 2024 was $27.2 million as compared to $25.1 million for the six-month period ended June 30, 2023. The increase of $2.1 million in interest expense was due to a rise in financing rates.

Servicing Fee Income

Servicing fee income for the three-month period ended June 30, 2024 was $12.4 million as compared to $12.9 million for the three-month period ended March 31, 2024. The decrease of $500,000 in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the six-month period ended June 30, 2024 was $25.3 million as compared to $27.3 million for the six-month period ended June 30, 2023. The decrease of $2.0 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended June 30, 2024 were $3.5 million as compared to $2.6 million for the three-month period ended March 31, 2024. The increase of $900,000 in servicing costs was due to one-time loan level interest adjustments and de-boarding fees related to the MSR sale.

Servicing costs for the six-month period ended June 30, 2024 were $6.1 million as compared to $5.2 million for the six-month period ended June 30, 2023. The increase of $900,000 in servicing costs due to one-time loan level interest adjustments and de-boarding fees related to the MSR sale.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended June 30, 2024 was approximately $1.9 million as compared to $0 for the three-month period ended March 31, 2024. The increase of $1.9 million in realized loss on RMBS was because no RMBS securities were sold during the three-month period ended March 31, 2024.

Realized loss on RMBS for the six-month period ended June 30, 2024 was approximately $1.9 million as compared to $11.3 million for the six-month period ended June 30, 2023. The decrease of $9.4 million in realized loss on RMBS was because fewer RMBS securities were sold during the six-month period ended June 30, 2024.

Realized Gain on Investments in MSRs, Net

Realized gain on investments in MSRs for the three-month period ended June 30, 2024 was approximately $741,000 as compared to $0 for the three-month period ended March 31, 2024. The increase of $741,000 in realized gain on MSRs was because no MSRs were sold during the three-month period ended March 31, 2024.

Realized gain on investments in MSRs for the six-month period ended June 30, 2024 was approximately $741,000 as compared to $0 for the six-month period ended June 30, 2023. The increase of $741,000 in realized gain on MSRs was because no MSRs were sold during the six-month period ended June 30, 2023.

Realized Gain on Derivatives, Net

Realized gain on derivatives for the three-month period ended June 30, 2024 was approximately $9.4 million as compared to $6.3 million for the three-month period ended March 31, 2024. The increase of $3.1 million in realized gain on derivatives was substantially comprised of an increase of $7.5 million in gains on TBAs and $430,000 in gains on U.S. Treasury futures offset by a decrease of $4.3 million in gains on interest rate swaps and a decrease of $400,000 in interest rate swaps periodic interest income due to changes in interest rates.

Realized gain on derivatives for the six-month period ended June 30, 2024 was approximately $15.7 million as compared to $6.0 million for the six-month period ended June 30, 2023. The increase of $9.7 million in realized gain on derivatives was substantially comprised of a decrease of $9.5 million in losses on interest rate swaps and a decrease of $3.8 million in losses on U.S. Treasury futures offset by an increase of $3.9 million in losses on TBAs due to changes in interest rates.

Unrealized Loss on RMBS, Measured at Fair Value through Earnings, Net

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended June 30, 2024 was $4.4 million as compared to a loss of $8.3 million for the three-month period ended March 31, 2024. The decrease of $3.9 million in unrealized loss on RMBS measured at fair value through earnings was due to a smaller rise in interest rates as compared to the three-month period ended March 31, 2024.

Unrealized loss on RMBS measured at fair value through earnings for the six-month period ended June 30, 2024 was $12.8 million as compared to $6.8 million for the six-month period ended June 30, 2023. The increase of $6.0 million in unrealized loss on RMBS measured at fair value through earnings was due to a rise in interest rates combined with marginal widening of nominal spreads.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the three-month period ended June 30, 2024 was approximately $3.0 million as compared to a gain of $12.3 million for the three-month period ended March 31, 2024. The increase of $15.3 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the six-month period ended June 30, 2024 was approximately $9.3 million as compared to a loss of $5.4 million for the six-month period ended June 30, 2023. The increase of $14.7 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets was approximately $3.3 million for each of the three-month periods ended June 30, 2024 and March 31, 2024.

Unrealized loss on our investments in Servicing Related Assets for the six-month period ended June 30, 2024 was approximately $6.6 million as compared to $14.7 million for the six-month period ended June 30, 2023. The decrease of $8.1 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for the three-month period ended June 30, 2024 was $3.4 million as compared to $1.8 million for the three-month period ended March 31, 2024. The increase of $1.6 million in general and administrative expense was due to an increase in professional fees.

General and administrative expense for the six-month period ended June 30, 2024 was $5.2 million as compared to $3.5 million for the six-month period ended June 30, 2023. The increase of $1.7 million in general and administrative expense was due to an increase in professional fees.

 Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.4% and 1.9% of net income for the three-month periods ended June 30, 2024 and March 31, 2024, respectively, and 2.0% and 1.9% of net income for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2024
Accumulated other comprehensive loss, March 31, 2024	$(9,141)
Other comprehensive loss	(3,734)
Accumulated other comprehensive loss, June 30, 2024	$(12,875)

Three Months Ended March 31, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(6,596)
Accumulated other comprehensive loss, March 31, 2024	$(9,141)

Six Months Ended June 30, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(10,330)
Accumulated other comprehensive loss, June 30, 2024	$(12,875)

Six Months Ended June 30, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	11,517
Accumulated other comprehensive loss, June 30, 2023	$(17,587)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three and six-month periods ended June 30, 2024, a rise in interest rates combined with marginal widening of credit spreads caused a net unrealized loss on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended June 30, 2024 as compared to the three month period ended March 31, 2024 decreased by approximately $1.7 million, or $0.05 per average common share due to changes in interest rates and increase in expenses.

EAD for the six-month period ended June 30, 2024 as compared to the six month period ended June 30, 2023 decreased by approximately $3.2 million, or $0.16 per average common share due to changes in interest rates and increase in expenses.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2024	June 30, 2023
Net Income (Loss)	$784	$12,056	$12,840	$(17,696)
Realized loss on RMBS, net	1,859	-	1,859	11,255
Realized loss (gain) on derivatives, net (A)	(508)	3,109	2,601	12,138
Realized gain on investments in MSRs, net	(741)	-	(741)	-
Unrealized loss on RMBS measured at fair value through earnings, net	4,440	8,321	12,761	6,811
Unrealized loss (gain) on derivatives, net	3,042	(12,324)	(9,282)	5,419
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(5,247)	(5,937)	(11,184)	(4,782)
Tax expense on realized and unrealized gain on MSRs	1,325	1,199	2,524	1,524
Total EAD:	$4,954	$6,424	$11,378	$14,669
EAD attributable to noncontrolling interests in Operating Partnership	(100)	(125)	(225)	(282)
Dividends on preferred stock	(2,555)	(2,307)	(4,862)	(4,928)
EAD Attributable to Common Stockholders	$2,299	$3,992	$6,291	$9,459
EAD Attributable to Common Stockholders, per Diluted Share	$0.08	$0.13	$0.21	$0.37
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.06)	$0.32	$0.26	$(0.88)

(A)
Excludes drop income on TBA dollar rolls of $638,000 and $682,000 and interest rate swap periodic interest income of $8.3 million and $8.7 million, for the three-month periods ended June 30, 2024 and March 31, 2024, respectively. Excludes drop income on TBA dollar rolls of $1.3 million and $1.4 million and interest rate swap periodic interest income of $17.0 million and $16.8 million, for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $18.0 billion as of June 30, 2024.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

As of June 30, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs % (B)
MSRs	$234,263	$18,026,784	3.50%	0.25%	299	47	0.1%
MSR Total/Weighted Average	$234,263	$18,026,784	3.50%	0.25%	299	47	0.1%

As of December 31, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs % (B)
MSRs	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%
MSR Total/Weighted Average	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

 RMBS Characteristics

As of June 30, 2024

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$182,213	$741	$(4,084)	$178,870	15	(B)	4.56%	4.70%	27
Freddie Mac	262,695	227,162	138	(9,551)	217,749	19	(B)	4.44%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	241,980	222,182	1,976	(3,316)	220,842	19	(B)	4.91%	5.05%	28
Freddie Mac	493,835	451,522	3,652	(5,318)	449,856	37	(B)	4.92%	5.05%	28
Total/weighted average RMBS	$1,210,283	$1,083,079	$6,507	$(22,269)	$1,067,317	90		4.76%	4.88%	28

As of December 31, 2023

	Original Face Value		Gross Unrealized			Number of Securities	Weighted Average
Asset Type		Book Value	Gains	Losses	Carrying Value(A)		Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	June 30, 2024	December 31, 2023
Weighted Average Asset Yield	5.10%	5.33%
Weighted Average Interest Expense (A)	1.87%	1.51%
Net Interest Spread	3.23%	3.82%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of June 30, 2024, we had repurchase agreements with 35 counterparties and approximately $994.8 million of outstanding repurchase agreement borrowings from 11 of those counterparties, which were used to finance RMBS. As of June 30, 2024, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at June 30, 2024 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962
September 30, 2022	$776,544	$865,414	$865,414

The increase in the Company’s borrowings under its repurchase agreements as of June 30, 2024 as compared December 31, 2023 was primarily due to the purchase of new RMBS securities, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of June 30, 2024 and 4.3% December 31, 2023. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$716,867	$689,201	5.46%
One to three months	318,733	305,563	5.46%
Total/Weighted Average	$1,035,600	$994,764	5.46%

As of December 31, 2023

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$833,443	$772,466	5.55%
One to three months	139,778	131,023	5.55%
Total/Weighted Average	$973,221	$903,489	5.55%

The amount of collateral as of June 30, 2024 and December 31, 2023, including cash, was $1.0 billion and $984.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2024 and December 31, 2023 was 26 days and 21 days, respectively.

MSR Financing

As of June 30, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. The term of the Freddie Mac MSR Revolver is 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. The Freddie Mac MSR Revolver was upsized to $45.0 million in September 2018. The Company also has the ability to request up to an additional $5.0 million of borrowings. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days subject to renewal of the acknowledgment agreement with Freddie Mac on or before October 25, 2024. If such renewal does not occur, absent some other agreement between the parties, the Borrowers would need to pay down the outstanding amount under the Freddie Mac MSR Revolver by February 28, 2025. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At June 30, 2024 and December 31, 2023, approximately $62.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2024 and December 31, 2023, approximately $98.0 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $4.1 million and used cash of approximately $15.0 million and our investing activities used cash of approximately $15.2 million and $70.8 million during the three and six-month periods ended June 30, 2024. The cash used by our investing activities resulted substantially from RMBS purchases offset by principal paydowns of RMBS and sales of RMBS and MSRs.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month period ended June 30, 2024 was $0.06 and our GAAP income per diluted share for the three-month period ended March 31, 2024 was $0.32.

Contractual Obligations

Our contractual obligations as of June 30, 2024 and December 31, 2023 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$994,764	$-	$-	$-	$994,764
Interest on repurchase agreement borrowings(A)	$3,074	$-	$-	$-	$3,074
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$62,500	$-	$-	$-	$62,500
Interest on Freddie Mac MSR Revolver borrowings	$1,275	$-	$-	$-	$1,275
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$11,543	$86,457	$-	$98,000
Interest on Fannie Mae MSR Revolving Facility	$691	$-	$-	$-	$691

As of December 31, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$903,489	$-	$-	$-	$903,489
Interest on repurchase agreement borrowings(A)	$3,930	$-	$-	$-	$3,930
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$64,500
Interest on Freddie Mac MSR Revolver borrowings	$1,329	$-	$-	$-	$1,329
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,679	$97,321	$-	$106,000
Interest on Fannie Mae MSR Revolving Facility	$747	$-	$-	$-	$747

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2024 and December 31, 2023, respectively, and includes all interest expense incurred through those dates.

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

On July 9, 2024, the Company announced that the special committee of the Company’s board of directors, which committee is comprised entirely of independent and disinterested members of the board, after consultation with its independent legal and financial advisors and as part of the special committee’s previously announced exploration of strategic alternatives, determined and recommended to the board of directors that it is advisable and in the best interests of the Company and its stockholders to internalize management of the Company, terminate the Management Agreement and take all steps necessary to begin operating the Company as a fully integrated, internally managed mortgage REIT.  Following such recommendation from the special committee, the Company’s board of directors authorized and approved the Internalization and authorized and directed the Company’s officers to take all actions necessary to cause the Company to effect the Internalization.

On July 11, 2024, we received a letter from counsel to the Manager informing us that it is the Manager's position that no termination of the Management Agreement may be declared based on an Internalization Event absent the agreement of the Manager, no Internalization Event has occurred and, as a result of our July 9, 2024 announcement, the contractual termination fee in the amount of approximately $18.4 million is due. On July 17, 2024, counsel to the special committee responded to the Manager and denied the assertions made by the Manager's counsel and explained that the Internalization Event would not require the payment of a termination fee pursuant to the plain terms of the Management Agreement. The Manager has not responded to the July 17, 2024 letter sent by counsel to the special committee and, at this time, it is not known whether this matter will result in litigation. Should this matter result in litigation, the Company intends to vigorously contest this matter.

Subservicing Agreements

As of June 30, 2024, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has kept its federal funds rate target constant over the past year after sharply increasing the federal funds rate in 2022 and 2023 in response to the increase in inflation, but is now expected to lower the federal funds rate possibly as soon as September. The higher interest rates imposed by the Federal Reserve to address inflation may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. If the Federal Reserve moves to lower the federal funds rate, it may decrease our interest expense and our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$258,126	$245,664	$234,263	$223,803	$214,182
Change in FV	$23,863	$11,401	$-	$(10,459)	$(20,081)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$242,341	$238,873	$234,263	$229,048	$223,614
Change in FV	$8,078	$4,610	$-	$(5,215)	$(10,649)
% Change in FV	3%	2%	-	(2)%	(5)%
Servicing Cost Shift in %
Estimated FV	$241,816	$238,039	$234,263	$230,486	$226,709
Change in FV	$7,554	$3,777	$-	$(3,777)	$(7,554)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$278,018	$265,310	$253,629	$242,863	$232,917
Change in FV	$24,389	$11,682	$-	$(10,766)	$(20,712)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$265,422	$259,981	$253,629	$246,972	$240,306
Change in FV	$11,793	$6,352	$-	$(6,657)	$(13,322)
% Change in FV	5%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$262,597	$258,113	$253,629	$249,144	$244,660
Change in FV	$8,968	$4,484	$-	$(4,484)	$(8,968)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2024

	June 30, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$762,201
Estimated FV		$763,786	$763,825	$763,230	$760,814	$759,015	$756,807
Change in FV		$1,584	$1,623	$1,029	$(1,387)	$(3,187)	$(5,395)
% Change in FV		0.21%	0.21%	0.13%	(0.18)%	(0.42)%	(0.71)

As of December 31, 2023

	December 31, 2023	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$749,491
Estimated FV		$753,297	$752,391	$751,103	$747,569	$745,369	$742,833
Change in FV		$3,806	$2,900	$1,612	$(1,922)	$(4,122)	$(6,658)
% Change in FV		0.51%	0.39%	0.22%	(0.26)%	(0.55)%	(0.89)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2024, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2024, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, or the Form 10-K.

Risks Related to the Termination of our Management Agreement with our Manager

We may not be able to fully realize the expected benefits of our planned transition to a self-managed company or the ability to realize such benefits may take longer than anticipated.

On July 9, 2024, we announced that the special committee of the Company’s board of directors, which committee is comprised entirely of independent and disinterested members of the board, after consultation with its independent legal and financial advisors and as part of the special committee’s previously announced exploration of strategic alternatives, determined and recommended to the board of directors that it is advisable and in the best interests of the Company and its stockholders to internalize management of the Company, terminate the Management Agreement and take all steps necessary to begin operating the Company as a fully integrated, internally managed mortgage REIT. Following such recommendation from the special committee, our board of directors authorized and approved the Internalization and authorized and directed our officers to take all actions necessary to cause us to effect the Internalization. As a result, we expect to terminate the Management Agreement and become a self-managed company that is no longer reliant on the Manager and its relationship with the Services Provider. We believe that the termination of the Management Agreement, elimination of the annual management fee, and the transition to a self-management structure will result in material benefits to our stockholders, including substantial cost savings, the potential for enhanced returns on future capital growth, strengthened alignment of interests between management and stockholders and the potential to attract new institutional investors.

On July 11, 2024, we received a letter from counsel to the Manager informing us that it is the Manager's position that no termination of the Management Agreement may be declared based on an Internalization Event absent the agreement of the Manager, no Internalization Event has occurred and, as a result of our July 9, 2024 announcement, the contractual termination fee in the amount of approximately $18.4 million is due. On July 17, 2024, counsel to the special committee responded to the Manager and denied the assertions made by the Manager's counsel and explained that the Internalization Event would not require the payment of a termination fee pursuant to the plain terms of the Management Agreement. The Manager has not responded to the July 17, 2024 letter sent by counsel to the special committee and, at this time, it is not known whether this matter will result in litigation. Should this matter result in litigation, the Company intends to vigorously contest this matter.

Our ability to execute the smooth and timely transition of all functions necessary to operate our business and to fully and timely realize the anticipated benefits of the Internalization is subject to various risks. Certain risks that may adversely impact the process include: the inability to successfully retain our senior management team and other personnel who currently support our business and operations; unforeseen or higher than anticipated expenses following the transition; potential disruptions to our ordinary course operations, financing relationships and internal procedures; and the diversion of management’s attention caused by the Internalization and the transition process. The failure to manage the transition process efficiently and effectively, including the failure to transition services or retain our dedicated personnel, could result in the anticipated benefits of the Internalization not being realized.

The Management Agreement requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee pursuant to the consummation of an Internalization Event (as defined in the Management Agreement). Disputes, if any, between the Company and the Manager over the express terms of the Management Agreement could divert management’s attention from operating the Company’s business, impact the timing of the Company’s plan to internalize management and become a self-managed company and result in the Company’s payment of a termination fee to the Manager if we are required to pay a termination fee. Payment of a termination fee to the Manager could have a material and adverse impact on our liquidity position and our ability to make distributions to our stockholders.

There is no guarantee that members of our senior management team and other personnel will be employed by us following the termination of the Management Agreement.

We currently depend on our Manager through the Services Provider to provide us with our executives and employees to administer our business activities and day-to-day operations. Following the termination of the Management Agreement, we expect to retain and continue to be managed by our senior management team along with the other personnel currently providing services to us. While we intend to extend offers of employment to our current personnel, there can be no assurance that all such personnel will accept employment with us. As is presently the case under the Management Agreement, the departure or the loss of the services of members of our senior management team or other personnel, whether as a result of or following the Internalization and our transition to a self-managed company, could have a material adverse effect on our financial condition and results of operations and our ability to effectively operate our business and make distributions to our stockholders.

We may be exposed to risks to which we have not historically been exposed.

Our transition to a self-managed company will expose us to risks to which we have not historically been exposed. As a result of the Internalization, we will become a direct employer, and we will be subject to potential liabilities commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances. We will also bear the responsibility for implementing and maintaining health, retirement, and similar benefit plans for our employees. There may also be other unforeseen costs, expenses, responsibilities and difficulties associated with operating as a self-managed company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month periods ended June 30, 2024 and March 31, 2024, the Company repurchased pursuant to its preferred stock repurchase program an aggregate of 98,925 and 296,972 shares of its Series B Preferred Stock at a weighted average purchase prices of $24.76 and $23.44 per share and paid aggregate brokerage commissions of approximately $3,000 and $8,900 on such repurchases, respectively. During the six-month period ended June 30, 2024, the Company repurchased pursuant to its preferred stock repurchase program an aggregate of 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. No shares of Series A Preferred Stock and no shares of common stock were repurchased by the Company during the six-month period ended June 30, 2024.

Period	Total Number of Shares of Series B Preferred Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2024 to January 31, 2024	257,611	$23.33	257,611	$43,991,210
February 1, 2024 to February 29, 2024	2,875	23.75	2,875	43,922,929
March 1, 2024 to March 31, 2024	36,486	24.22	36,486	43,039,406
April 1, 2024 to April 30, 2024	72,023	24.69	72,023	41,261,365
May 1, 2024 to May 31, 2024	26,902	24.95	26,902	40,590,180
June 1, 2024 to June 30, 2024	-	-	-	40,590,180
Totals / Averages	395,897	$23.77	395,897	$40,590,180

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description
4.1*	Form of Stock Award Agreement for Grant of Unrestricted Shares made to Michael Hutchby

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

 **Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 8, 2024	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

August 8, 2024	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

June 30, 2024

INDEX OF EXHIBITS

Exhibit Number	Description
4.1*	Form of Stock Award Agreement for Grant of Unrestricted Shares made to Michael Hutchby

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

**Furnished herewith.