Form 10-Q
period 2024-09-30
Cherry Hill Mortgage Investment Corp
filed 2024-11-12
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________
Commission file number 001-36099

CHERRY HILL MORTGAGE INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

Maryland	46-1315605
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4000 Route 66, Suite 310
Tinton Falls, New Jersey	07753
(Address of Principal Executive Offices)	(Zip Code)

(877) 870 – 7005
(Registrant’s Telephone Number, Including Area Code)

1451 Route 34, Suite 303
Farmingdale, NJ 07727
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of November 12, 2024, there were 31,625,073 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

•
the Company’s ability to internally manage itself after completing its plan to internalize management and terminate the management agreement with its external manager, Cherry Hill Mortgage Management, LLC (the “Manager” and such agreement, the “Management Agreement”);

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	September 30, 2024	December 31, 2023
Assets
RMBS, at fair value (including pledged assets of $1,153,213 and $973,221, respectively)	$1,214,123	$1,012,130
Investments in Servicing Related Assets, at fair value (including pledged assets of $226,782 and $253,629, respectively)	226,782	253,629
Cash and cash equivalents	50,152	52,886
Restricted cash	4,502	16,441
Derivative assets	23,263	19,504
Receivables and other assets	32,567	38,402
Total Assets	$1,551,389	$1,392,992
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,108,496	$903,489
Derivative liabilities	4,749	16,617
Notes payable	150,848	169,314
Dividends payable	7,065	6,650
Due to manager	1,623	1,789
Payables for unsettled trades	28,337	-
Accrued expenses and other liabilities	10,575	36,758
Total Liabilities	$1,311,693	$1,134,617
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of September 30, 2024 and December 31, 2023, $69,541 liquidation preference as of September 30, 2024 and December 31, 2023	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of September 30, 2024 and 2,000,000 shares issued and outstanding as of December 31, 2023, $40,103 liquidation preference as of September 30, 2024 and $50,000 liquidation preference as of December 31, 2023	38,553	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 31,611,073 shares issued and outstanding as of September 30, 2024 and 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of December 31, 2023	322	305
Additional paid-in capital	380,914	375,498
Accumulated Deficit	(253,944)	(233,161)
Accumulated other comprehensive income (loss)	3,525	(2,545)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$236,681	$255,476
Non-controlling interests in Operating Partnership	3,015	2,899
Total Stockholders’ Equity	$239,696	$258,375
Total Liabilities and Stockholders’ Equity	$1,551,389	$1,392,992

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest income	$14,327	$12,864	$40,745	$37,193
Interest expense	14,218	13,337	41,376	38,460
Net interest income (expense)	109	(473)	(631)	(1,267)
Servicing fee income	11,681	13,225	36,921	40,535
Servicing costs	3,206	2,869	9,295	8,098
Net servicing income	8,475	10,356	27,626	32,437
Other income (loss)
Realized loss on RMBS, net	(3,651)	(10,209)	(5,510)	(21,464)
Realized gain (loss) on investments in MSRs, net	(237)	-	504	-
Realized gain (loss) on derivatives, net	(7,987)	20,675	7,695	26,715
Realized gain on acquired assets, net	2	12	2	12
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	24,990	(19,755)	12,229	(26,566)
Unrealized gain (loss) on derivatives, net	(21,311)	18,343	(12,029)	12,924
Unrealized gain (loss) on investments in Servicing Related Assets	(7,467)	1,578	(14,036)	(13,100)
Total Income (Loss)	(7,077)	20,527	15,850	9,691
Expenses
General and administrative expense	3,411	1,626	8,623	5,144
Management fee to affiliate	1,671	1,740	5,179	5,114
Total Expenses	5,082	3,366	13,802	10,258
Income (Loss) Before Income Taxes	(12,159)	17,161	2,048	(567)
Provision for corporate business taxes	285	1,276	1,652	1,244
Net Income (Loss)	(12,444)	15,885	396	(1,811)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	246	(306)	(8)	34
Dividends on preferred stock	(2,594)	(2,462)	(7,456)	(7,390)
Gain on repurchase and retirement of preferred stock	-	-	78	-
Net Income (Loss) Applicable to Common Stockholders	$(14,792)	$13,117	$(6,990)	$(9,167)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.49)	$0.49	$(0.23)	$(0.35)
Diluted	$(0.49)	$0.49	$(0.23)	$(0.35)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	30,216,341	26,936,242	30,058,334	25,879,626
Diluted	30,216,341	26,978,077	30,058,334	25,907,638

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(12,444)	$15,885	$396	$(1,811)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	16,400	(14,485)	6,070	(2,968)
Net other comprehensive income (loss)	16,400	(14,485)	6,070	(2,968)
Comprehensive income (loss)	$3,956	$1,400	$6,466	$(4,779)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(79)	(29)	(128)	90
Dividends on preferred stock	(2,594)	(2,462)	(7,456)	(7,390)
Gain on repurchase and retirement of preferred stock	-	-	78	-
Comprehensive income (loss) attributable to common stockholders	$1,283	$(1,091)	$(1,040)	$(12,079)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	2,140,000	22	-	-	12,672	-	-	-	12,694
Net Loss	-	-	-	-	-	-	(18,945)	(377)	(19,322)
Net Other Comprehensive Income	-	-	-	-	-	14,639	-	-	14,639
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(109)	(109)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(6,927)	-	(6,927)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, March 31, 2023	25,648,130	$261	4,781,635	$115,379	$357,182	$(14,465)	$(197,324)	$3,112	$264,145
Issuance of common stock	1,329,947	13	-	-	6,430	-	-	-	6,443
Net Income	-	-	-	-	-	-	1,589	37	1,626
Net Other Comprehensive Loss	-	-	-	-	-	(3,122)	-	-	(3,122)
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(132)	(132)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,045)	-	(4,045)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,031)	-	(1,031)
Balance, June 30, 2023	26,978,077	$274	4,781,635	$115,379	$363,612	$(17,587)	$(202,243)	$3,134	$262,569
Issuance of common stock	-	-	-	-	52	-	-	-	52
Net Income	-	-	-	-	-	-	15,579	306	15,885
Net Other Comprehensive Loss	-	-	-	-	-	(14,485)	-	-	(14,485)
LTIP-OP Unit awards	-	-	-	-	-	-	-	117	117
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(72)	(72)
Common dividends declared, $0.27 per share	-	-	-	-	-	-	(4,048)	-	(4,048)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(1,030)	-	(1,030)
Balance, September 30, 2023	26,978,077	$274	4,781,635	$115,379	$363,664	$(32,072)	$(193,174)	$3,485	$257,556

Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Net Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139
Issuance of common stock	60,187	2	-	-	66	-	-	-	68
Repurchase and retirement of preferred stock	-	-	(98,925)	(2,378)	-	-	(75)	-	(2,453)
Redemption of OP units for cash	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	765	19	784
Net Other Comprehensive Loss	-	-	-	-	-	(3,734)	-	-	(3,734)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,521)	-	(4,521)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.7091 per share	-	-	-	-	-	-	(1,122)	-	(1,122)
Balance, June 30, 2024	30,080,156	$307	4,385,738	$105,864	$375,612	$(12,875)	$(234,382)	$3,227	$237,753
Issuance of common stock	1,530,917	15	-	-	5,302	-	-	-	5,317
Net Loss	-	-	-	-	-	-	(12,198)	(246)	(12,444)
Net Other Comprehensive Income	-	-	-	-	-	16,400	-	-	16,400
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,769)	-	(4,769)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.7152 per share	-	-	-	-	-	-	(1,163)	-	(1,163)
Balance, September 30, 2024	31,611,073	$322	4,385,738	$105,864	$380,914	$3,525	$(253,944)	$3,015	$239,696

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$396	$(1,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	5,510	21,464
Unrealized loss on investments in Servicing Related Assets	14,036	13,100
Realized gain on investments in MSRs, net	(504)	-
Realized gain on acquired assets, net	(2)	(12)
Realized gain on derivatives, net	(7,695)	(26,715)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	(12,229)	26,566
Unrealized (gain) loss on derivatives, net	12,029	(12,924)
Accretion of premiums on RMBS	(2,256)	(1,237)
Amortization of deferred financing costs	234	120
LTIP-OP Unit awards	372	351
Changes in:
Receivables and other assets, net	5,836	4,280
Due to manager	(166)	(7)
Accrued expenses and other liabilities, net	(26,183)	(1,112)
Net cash provided by (used in) operating activities	$(10,622)	$22,063
Cash Flows From Investing Activities
Purchase of RMBS	(337,738)	(627,876)
Principal paydown of RMBS	55,331	51,066
Proceeds from sale of RMBS	123,797	407,116
Proceeds from sale of MSRs	13,308	-
Acquisition of MSRs	7	165
Payments for settlement of derivatives	(22,435)	(12,130)
Proceeds from settlement of derivatives	-	17,516
Net cash used in investing activities	$(167,730)	$(164,143)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	7,505,368	7,338,069
Repayments of repurchase agreements	(7,300,361)	(7,196,742)
Proceeds from derivative financing	2,474	23,454
Principal paydown of bank loans	(18,700)	(12,000)
Dividends paid	(20,833)	(24,701)
LTIP-OP Units distributions paid	(255)	(313)
Redemption of OP units for cash	(9)	-
Issuance of common stock, net of offering costs	5,433	19,189
Repurchase and retirement of preferred stock	(9,438)	-
Net cash provided by financing activities	$163,679	$146,956
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(14,673)	$4,876
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	69,327	65,554
Cash, Cash Equivalents and Restricted Cash, End of Period	$54,654	$70,430
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$24,714	$21,566
Cash paid during the period for income taxes	52	54
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,065	$6,194
Sale of RMBS, settled after period end	-	(5,485)
Purchase of RMBS, settled after period end	28,337	-

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of September 30, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. RMBS with a fair value of $28.3 million purchased during the nine-month period ended September 30, 2024 were settled after period-end. All RMBS purchased and sold during the year ended December 31, 2023, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.8 million and $4.0 million at September 30, 2024 and December 31, 2023, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s servicing related assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of September 30, 2024 and December 31, 2023. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2024 and December 31, 2023. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $3.0 million and $16.4 million at September 30, 2024 and December 31, 2023, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $1.5 million and $0 at September 30, 2024 and December 31, 2023, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2024 and December 31, 2023, approximately $46.6 million and $75.8 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$(3,499)	$(10,209)	$(3,499)	$(21,464)
Loss on RMBS measured at fair value through earnings	(152)	-	(2,011)	-
Realized loss on RMBS, net	$(3,651)	$(10,209)	$(5,510)	$(21,464)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2024
Interest income	$-	$14,327	$-	$14,327
Interest expense	(57)	14,275	-	14,218
Net interest income	57	52	-	109
Servicing fee income	11,681	-	-	11,681
Servicing costs	3,206	-	-	3,206
Net servicing income	8,475	-	-	8,475
Other expense	(6,574)	(9,087)	-	(15,661)
Other operating expenses	(711)	(167)	(4,204)	(5,082)
Provision for corporate business taxes	(285)	-	-	(285)
Net Income (Loss)	$962	$(9,202)	$(4,204)	$(12,444)

Three Months Ended September 30, 2023
Interest income	$-	$12,864	$-	$12,864
Interest expense	(89)	13,426	-	13,337
Net interest income (expense)	89	(562)	-	(473)
Servicing fee income	13,225	-	-	13,225
Servicing costs	2,869	-	-	2,869
Net servicing income	10,356	-	-	10,356
Other income	282	10,362	-	10,644
Other operating expenses	(561)	(174)	(2,631)	(3,366)
Provision for corporate business taxes	(1,276)	-	-	(1,276)
Net Income (Loss)	$8,890	$9,626	$(2,631)	$15,885

Nine Months Ended September 30, 2024
Interest income	$6	$40,739	$-	$40,745
Interest expense	874	40,502	-	41,376
Net interest income (expense)	(868)	237	-	(631)
Servicing fee income	36,921	-	-	36,921
Servicing costs	9,295	-	-	9,295
Net servicing income	27,626	-	-	27,626
Other income (expense)	(13,681)	2,536	-	(11,145)
Other operating expenses	(2,216)	(482)	(11,104)	(13,802)
Provision for corporate business taxes	(1,652)	-	-	(1,652)
Net Income (Loss)	$9,209	$2,291	$(11,104)	$396

Nine Months Ended September 30, 2023
Interest income	$-	$37,193	$-	$37,193
Interest expense	1,143	37,317	-	38,460
Net interest expense	(1,143)	(124)	-	(1,267)
Servicing fee income	40,535	-	-	40,535
Servicing costs	8,098	-	-	8,098
Net servicing income	32,437	-	-	32,437
Other expense	(17,935)	(3,544)	-	(21,479)
Other operating expenses	(1,694)	(506)	(8,058)	(10,258)
Provision for corporate business taxes	(1,244)	-	-	(1,244)
Net Income (Loss)	$10,421	$(4,174)	$(8,058)	$(1,811)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2024
Investments	$226,782	$1,214,123	$-	$1,440,905
Other assets	27,590	32,526	50,368	110,484
Total assets	254,372	1,246,649	50,368	1,551,389
Debt	150,848	1,108,496	-	1,259,344
Other liabilities	3,874	36,632	11,843	52,349
Total liabilities	154,722	1,145,128	11,843	1,311,693
Net Assets	$99,650	$101,521	$38,525	$239,696

Balance Sheet
December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375
Note 4 — Investments in RMBS

At September 30, 2024, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: CMOs, which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$188,869	$158,818	$3,912	$(153)	$162,577	13	(B)	4.63%	4.78%	27
Freddie Mac	193,105	160,581	1,693	(1,809)	160,465	15	(B)	4.36%	4.45%	27
RMBS, measured at fair value through earnings
Fannie Mae	305,920	278,839	7,648	(309)	286,178	22	(B)	4.86%	4.99%	28
Freddie Mac	644,706	590,220	14,887	(204)	604,903	48	(B)	4.96%	5.06%	28
Total/weighted average RMBS	$1,332,600	$1,188,458	$28,140	$(2,475)	$1,214,123	98		4.81%	4.93%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of September 30, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$381,975	$319,399	$5,604	$(1,961)	$323,042	28	(B)	4.50%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	950,625	869,059	22,536	(514)	891,081	70	(B)	4.93%	5.04%	28
Total/weighted average RMBS	$1,332,600	$1,188,458	$28,140	$(2,475)	$1,214,123	98		4.81%	4.93%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,467	$423,006	$4,045	$(6,472)	$420,579	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	623,253	581,797	12,121	(2,367)	591,551	46	(B)	4.74%	4.90%	28
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At September 30, 2024 and December 31, 2023, the Company pledged Agency RMBS with a carrying value of approximately $1.2 billion and $973.2 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2024 and December 31, 2023, nor any impairment charges in earnings during the three and nine-month periods ended September 30, 2024 and September 30, 2023.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of September 30, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Twelve or More Months	$116,799	$95,566	$(1,962)	$93,604	8	(B)	3.68%	3.80%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$116,799	$95,566	$(1,962)	$93,604	8		3.68%	3.80%	27

As of December 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$126,949	$109,425	$(813)	$108,612	8	(B)	4.23%	4.35%	28
Twelve or More Months	163,190	148,241	(5,659)	142,582	12	(B)	4.08%	4.10%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$290,139	$257,666	$(6,472)	$251,194	20		4.14%	4.21%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $17.6 billion as of September 30, 2024.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,644,468	$226,782	3.50%	24.7	$(14,036)
MSR Total/Weighted Average	$17,644,468	$226,782	3.50%	24.7	$(14,036)

As of December 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,972,994	$253,629	3.48%	25.0	$(25,937)
MSR Total/Weighted Average	$19,972,994	$253,629	3.48%	25.0	$(25,937)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2024

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

The Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three and nine-month periods ended September 30, 2024 and the year ended December 31, 2023. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

On September 27, 2024, the Company announced that it was revising its third quarter dividend on the Series B Preferred Stock from $0.6986 per share to $0.7152 per share.  The revised dividend in the amount of $0.7152 per share was paid in cash on October 15, 2024 to holders of record of the Series B Preferred Stock as of the close of business on September 30, 2024.

In addition, the Company’s previously declared and paid second quarter Series B Preferred Stock dividend of $0.6995 per share, which was paid in cash on July 15, 2024 to holders of record as of the close of business on June 28, 2024, required an additional payment.  The Company has declared an additional cash dividend in the amount of $0.0096 per share, which was paid on October 15, 2024 to holders of record of the Series B Preferred Stock as of the close of business on June 28, 2024.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $49.3 million was remaining as of September 30, 2024. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month periods ended September 30, 2024 the Company issued and sold 1,530,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.5 million before fees of approximately $110,000. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

Common Stock Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended September 30, 2024, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. During the nine-month period ended September 30, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77, and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the nine-month period ended September 30, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Witheld (B)	Issued		Forfeited (A)	Settled	Witheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2022	(459,897)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(C)	-	-	-		-	-	-		-	-	-	(92,200)	$6.06
March 31, 2023	(552,097)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	823,264
Number of securities issued or to be issued upon exercise	-		-	-	(41,835)		-	-			-	-	-	(41,835)	$5.02
Increase in the number of securities available for issuance	-		-	-	-		-	-	-		-	-	-	2,006,736
June 30, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	-		-	-	-	-
September 30, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165

December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(D)	-	-	-		-	-	-		-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,676,770
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660	$3.51
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	(181,942)	(E)	-	-	-	(181,942)	$3.60
Number of securities issued or to be issued upon exercise	-		-	-	(55,704)	(F)	-	-	-		-	-	-	(55,704)	$3.77
Number of securities issued or to be issued upon exercise	-		-	-	(7,712)		-	3,229	-		-	-	-	(7,712)	$3.89
June 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	-		-	-	-	-
September 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072

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

The Company recognized share-based compensation expense of $230,809 and $169,059 during the three-month periods ended September 30, 2024 and September 30, 2023, respectively and $601,455 and $507,177 during the nine-month periods ended September 30, 2024 and September 30, 2023, respectively. There was approximately $1.3 million of total unrecognized share-based compensation expense as of September 30, 2024, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented as “General and administrative expense” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2024, the non-controlling interest holders in the Operating Partnership owned 595,753 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(12,444)	$15,885	$396	$(1,811)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	246	(306)	(8)	34
Dividends on preferred stock	(2,594)	(2,462)	(7,456)	(7,390)
Gain on repurchase and retirement of preferred stock	-	-	78	-
Net income allocated to participating securities	-	-	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$(14,792)	$13,117	$(6,990)	$(9,167)
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-	-	-
Numerator for diluted EPS - net income applicable to common stockholders after assumed conversion (C)	$(14,792)	$13,117	$(6,990)	$(9,167)
Denominator:
Denominator for basic EPS - weighted average common shares (B)	30,216,341	26,936,242	30,058,334	25,879,626
Effect of dilutive securities:
Participating restricted common stock	-	41,835	-	28,012
Non-participating restricted stock units	-	-	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	30,216,341	26,978,077	30,058,334	25,907,638
Basic and Diluted EPS:
Basic (A/B)	$(0.49)	$0.49	$(0.23)	$(0.35)
Diluted (C/D)	$(0.49)	$0.49	$(0.23)	$(0.35)

The computations of diluted EPS for the three and nine-months ended September 30, 2024 excludes 237,646 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

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

The term of the Management Agreement expires on October 22, 2025 and will be automatically renewed for a one-year term on such date and on each anniversary of such date thereafter unless terminated or not renewed as described below. Either the Company or the Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. No such written notice of non-renewal has been provided in 2024. In the event the Company elects not to renew the term, the Company will be required to pay the Manager a termination fee equal to three times the average annual management fee amount earned by the Manager during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the non-renewal. The Company may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from the Company to the Manager, in which case no termination fee would be due. The Company’s board of directors will review the Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of the Company’s board of directors or of the holders of a majority of the Company’s outstanding common stock, the Company may terminate the Management Agreement based upon unsatisfactory performance by the Manager that is materially detrimental to the Company or a determination by the Company’s independent directors that the management fees payable to the Manager are not fair, subject to the right of the Manager to prevent such a termination by agreeing to a reduction of the management fees payable to the Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, the Company would be required to pay the Manager the termination fee described above. The Manager may terminate the Management Agreement in the event that the Company becomes regulated as an investment company under the Investment Company Act of 1940, as amended, in which case the Company would not be required to pay the termination fee described above. The Manager may also terminate the Management Agreement upon 60 days’ written notice if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, whereupon the Company would be required to pay the Manager the termination fee described above. The Management Agreement also requires the Company and the Manager to terminate the Management Agreement without payment of any termination fee pursuant to the consummation of an internalization event (as defined in the Management Agreement).

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management fees	$1,521	$1,590	$4,729	$4,684
Compensation reimbursement	150	150	450	430
Total	$1,671	$1,740	$5,179	$5,114

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

Subservicing Agreements

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. In September 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity,  Matrix Financial Services Corporation. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2025. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. During the three and nine-month periods ended September 30, 2023, Aurora received $7.8 million and $23.9 million, respectively, in servicing fee income from RoundPoint. During the three and nine-month periods ended September 30, 2023, Aurora paid RoundPoint $1.4 million and $3.8 million, respectively, in servicing costs. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2024	December 31, 2023
Notional amount of interest rate swaps	$1,171,750	$1,057,000
Notional amount of TBAs, net	(354,600)	(376,600)
Notional amount of U.S. treasury futures	278,400	274,100
Total notional amount	$1,095,550	$954,500

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2024	$1,171,750	$16,278	1.95%	5.01%	3.4
December 31, 2023	$1,057,000	$16,705	1.59%	5.24%	3.5

(A)
Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.8 years and 1.9 years, respectively, as of September 30, 2024. Includes $869.0 million notional of receive SOFR and pay fixed of 0.8% and $188.0 million notional of receive fixed of 4.7% and pay SOFR with weighted average maturities of 3.8 years and 2.0 years, respectively, as of December 31, 2023.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As September 30, 2024

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$284,000	$284,640	$284,273	$(367)
Sale contracts	(638,600)	(633,715)	(632,018)	1,697
Net TBA derivatives	$(354,600)	$(349,075)	$(347,745)	$1,330

As of December 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Fair Value	Net Carrying Value
Purchase contracts	$368,300	$357,472	$360,821	$3,350
Sale contracts	(744,900)	(702,557)	(718,073)	(15,517)
Net TBA derivatives	$(376,600)	$(345,085)	$(357,252)	$(12,167)

The following tables present information about the Company’s U.S. treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$144,800	$-	$315
5 years	277,800	-	254
10 years (A)	-	(144,200)	337
Total	$422,600	$(144,200)	$906

As of December 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$196,800	$-	$2,090
5 years	221,500	-	4,944
10 years (A)	-	(144,200)	(8,685)
Total	$418,300	$(144,200)	$(1,651)

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2024	2023	2024	2023
Interest rate swaps(A)	$-	$496	$4,325	$(4,671)
TBAs	(18,274)	14,150	(18,771)	17,516
U.S. Treasury futures	1,443	(3,137)	(3,665)	(11,794)
U.S. treasury futures options	-	(50)	-	(337)
Total	$(16,831)	$11,459	$(18,111)	$714

(A)
Excludes interest rate swap periodic interest income of $8.8 million and $9.2 million, for the three-month periods ended September 30, 2024 and September 30, 2023, respectively and $25.8 million and $26.0 million, for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$21,027	$-	$21,027	$(21,027)	$-	$-
TBAs	1,972	(642)	1,330	(1,292)	(38)	-
U.S. treasury futures	906	-	906	(3,628)	2,722
Total Assets	$23,905	$(642)	$23,263	$(25,947)	$2,684	$-

Liabilities
Repurchase agreements	$1,108,496	$-	$1,108,496	$(1,109,237)	$741	$-
Interest rate swaps	4,749	-	4,749	(4,749)	-	-
TBAs	642	(642)	-	-	-	-
Total Liabilities	$1,113,887	$(642)	$1,113,245	$(1,113,986)	$741	$-

As of December 31, 2023

			Net Amount of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$19,504	$-	$19,504	$(19,504)	$-	$-
TBAs	3,350	(3,350)	-	-	-	-
U.S. treasury futures	7,034	(7,034)	-	-
Total Assets	$29,888	$(10,384)	$19,504	$(19,504)	$-	$-

Liabilities
Repurchase agreements	$903,489	$-	$903,489	$(933,042)	$29,553	$-
Interest rate swaps	2,799	-	2,799	(2,799)	-	-
TBAs	15,517	(3,350)	12,167	(1,162)	(11,005)	-
U.S. treasury futures	8,685	(7,034)	1,651	3,785	(5,436)	-
Total Liabilities	$930,490	$(10,384)	$920,106	$(933,218)	$13,112	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2024 and December 31, 2023.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2024 and December 31, 2023.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. treasury futures. The Company utilizes third-party pricing providers to value its derivative instruments. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its derivative instruments as Level 2 fair value assets and liabilities at September 30, 2024 and December 31, 2023.

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

Recurring Fair Value Measurements

September 30, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$448,755	$-	$448,755
Freddie Mac	-	765,368	-	765,368
RMBS total	-	1,214,123	-	1,214,123
Derivative assets
Interest rate swaps	-	21,027	-	21,027
TBAs, net	-	1,330	-	1,330
U.S. treasury futures		906		906
Derivative assets total	-	23,263	-	23,263
Servicing related assets	-	-	226,782	226,782
Total Assets	$-	$1,237,386	$226,782	$1,464,168
Liabilities
Derivative liabilities
Interest rate swaps	-	4,749	-	4,749
Derivative liabilities total	-	4,749	-	4,749
Total Liabilities	$-	$4,749	$-	$4,749

December 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$401,126	$-	$401,126
Freddie Mac	-	611,004	-	611,004
RMBS total	-	1,012,130	-	1,012,130
Derivative assets
Interest rate swaps	-	19,504	-	19,504
Derivative assets total	-	19,504	-	19,504
Servicing related assets	-	-	253,629	253,629
Total Assets	$-	$1,031,634	$253,629	$1,285,263
Liabilities
Derivative liabilities
Interest rate swaps	-	2,799	-	2,799
TBAs, net	-	12,167	-	12,167
U.S. treasury futures	-	1,651	-	1,651
Derivative liabilities total	-	16,617	-	16,617
Total Liabilities	$-	$16,617	$-	$16,617

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of  September 30, 2024 and December 31, 2023 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning Balance	$234,263	$264,906	$253,629	$279,739
Purchases and sales:
Purchases	-	-	-	5
Sales (A)	-	-	(12,804)	-
Other changes (B)	(14)	(10)	(7)	(170)
Purchases and sales:	(14)	(10)	(12,811)	(165)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(3,624)	6,060	(1,586)	552
Other changes in fair value (C)	(3,843)	(4,482)	(12,450)	(13,652)
Unrealized gain (loss) included in Net Income	(7,467)	1,578	(14,036)	(13,100)
Ending Balance	$226,782	$266,474	$226,782	$266,474
(A)	During the nine-month period ended September 30, 2024, the Company sold a portion of its MSRs to a third party for proceeds of $13.3 million and recognized a gain of $0.5 million on the sale.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$226,782	Discounted cash flow	Constant prepayment speed	5.0% - 13.5%	6.7%
			Uncollected payments	0.6% - 6.2%	0.8%
			Discount rate		9.4%
			Annual cost to service, per loan		$88
TOTAL	$226,782

As of December 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$253,629	Discounted cash flow	Constant prepayment speed	3.9% -14.8%	6.9%
			Uncollected payments	0.6% - 6.8%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$253,629

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2024 and December 31, 2023 are described below.

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

Commitments to Purchase/Sell RMBS

As of September 30, 2024 and December 31, 2023, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

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

Operating Lease

The Company’s operating lease is comprised of corporate office lease with a remaining term of approximately twenty-three months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the three and nine-month periods ended September 30, 2024 was approximately $15,000. Cash used for the operating lease during the three-and nine-month period ended September 30, 2024 was approximately $15,000.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2024	$19
2025	75
2026	41
Remaining undiscounted lease payments	135
Less: imputed interest	10
Remaining discounted lease payments	$125

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	September 30, 2024	December 31, 2023
ROU Assets	Receivables and other assets	$125	$-
Lease Liabilities	Accrued expenses and other liabilities	$(125)	$-
Weighted average remaining lease term in years		1.9	-
Weighted average discount rate (A)		8.18%	-%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,108.5 million and $903.5 million of borrowings under its repurchase agreements as of September 30, 2024 and December 31, 2023, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 30 days and 21 days as of September 30, 2024 and December 31, 2023. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$516,426	5.09%
One to three months	583,455	5.11%
Greater than three months	8,615	4.88%
Total/Weighted Average	$1,108,496	5.10%

As of December 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$772,466	5.55%
One to three months	131,023	5.55%
Total/Weighted Average	$903,489	5.55%

There were no overnight or demand securities as of September 30, 2024 or December 31, 2023.

Note 12 — Notes Payable

As of September 30, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At September 30, 2024 and December 31, 2023, approximately $57.7 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2024 and December 31, 2023, approximately $94.1 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of September 30, 2024

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$57,700	$-	$-	$-	$-	$57,700
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	558	6,937	7,404	79,201	-	94,100
Total	$-	$58,258	$6,937	$7,404	$79,201	$-	$151,800

As of December 31, 2023

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$-	$-	$64,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	595	7,438	8,018	89,949	-	106,000
Total	$64,500	$595	$7,438	$8,018	$89,949	$-	$170,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2024	December 31, 2023
Servicing advances	$10,287	$15,455
Interest receivable	6,471	5,503
Deferred tax asset	13,370	15,022
Other receivables	2,439	2,422
Total other assets	$32,567	$38,402

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2024	December 31, 2023
Accrued interest on repurchase agreements	$2,676	$3,929
Accrued interest on notes payable	1,842	2,076
Net current tax payable	-	-
Accrued expenses	3,498	1,200
Due to counterparties (A)	2,559	29,553
Total accrued expenses and other liabilities	$10,575	$36,758

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current federal income tax benefit	$(85)	$-	$-	$-
Current state income tax expense (benefit)	(11)	-	-	-
Deferred federal income tax expense	339	1,108	1,459	1,080
Deferred state income tax expense	42	168	193	164
Provision for Corporate Business Taxes	$285	$1,276	$1,652	$1,244

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Computed income tax expense (benefit) at federal rate	$(2,554)	21.0%	$3,605	21.0%	$430	21.0%	$(118)	21.0%
State tax expense, net of federal tax, if applicable	27	(0.2)%	133	0.8%	153	7.5%	130	(22.9)%
Provision to return adjustment	(5)	0.0%	(7)	0.0%	(5)	(0.2)%	(7)	1.2%
REIT income not subject to tax expense (benefit)	2,817	(23.1)%	(2,455)	(14.3)%	1,074	52.4%	1,239	(218.5)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$285	(2.3)%	$1,276	7.5%	$1,652	80.7%	$1,244	(219.2)%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	September 30, 2024	December 31, 2023
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(3,674)	$(1,789)
Deferred tax - net operating loss	17,044	16,811
Total net deferred tax assets	$13,370	$15,022

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $73.6 million as of September 30, 2024, which were created subsequent to 2017 and can be carried forward indefinitely. As of September 30, 2024, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2023, 2022, 2021 and 2020 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 16 — Subsequent Events

Events subsequent to September 30, 2024, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes included in “Part I, Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.

This section discusses our results of operations for the current quarter ended September 30, 2024 compared to the immediately preceding prior quarter ended June 30, 2024.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of September 30, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock”.

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of September 30, 2024, approximately $49.3 million was remaining pursuant to the Common Stock ATM Program. During the three and nine-month period ended September 30, 2024, the Company issued and sold 1,530,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.5 million before fees of approximately $110,000. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of September 30, 2024, approximately $4.7 million was remaining under the share repurchase program. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2024 and the year ended December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Series A Preferred Stock and Series B Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended September 30, 2024, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. During the nine-month period ended September 30, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the nine-month period ended September 30, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Since September 18, 2024, the Federal Reserve has lowered its federal funds rate target by 0.75% to between 4.50% to 4.75%. Over the past year, the Federal Reserve had kept constant its federal funds rate target after sharply increasing the target and otherwise tightening monetary policy in 2022 and 2023 to combat an increase in U.S. inflation. Inflation peaked in June of 2022 with consumer prices rising at a rate of 9.1% on a year-over-year basis, but has subsequently declined to 2.4% on a year-over-year basis in September of 2024. Based on this decline in inflation and other data, the Federal Reserve has stated that an easing of monetary policy is appropriate and that future rate cuts are likely. The Federal Reserve has also reduced the speed of the runoff of its balance sheet. On June 1, 2024, the Federal Reserve lowered its a monthly redemption cap on Treasury securities to $25 billion from $60 billion and maintained its $35 billion redemption cap on agency debt/MBS. The Federal Reserve reinvests principle payments in excess of these caps into Treasury securities in a manner that approximates the maturity composition of outstanding Treasury securities outstanding.

The Federal Reserve’s actions to ease monetary policy by reducing its federal funds rate and reduce the speed at which it is decreasing its balance sheet will generally lower interest rates across asset classes, including for Agency RMBS. Lower rates could reduce our funding costs and spur economic activity, increasing our net interest income. Higher prepayment could reduce the length of cash flows from the MSRs and accelerate the premium amortization on the RMBS portfolio. In the event that the Federal Reserve reverses course and tightens monetary policy in the future by increasing the federal funds rate and/or the rate of its run off of its balance sheet, these actions could result in higher interest rates, including for Agency RMBS, and reduce economic activity in the United States, as well as decrease spreads on interest rates, which can reduce our net interest income and increase our funding costs. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
September 30, 2024	4.93%	1.00%	3.92%
June 30, 2024	4.88%	1.13%	3.74%
March 31, 2024	4.83%	1.07%	3.76%
December 31, 2023	4.77%	0.96%	3.81%

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Income
Interest income	$14,327	$13,677	$40,745	$37,193
Interest expense	14,218	13,510	41,376	38,460
Net interest income (expense)	109	167	(631)	(1,267)
Servicing fee income	11,681	12,349	36,921	40,535
Servicing costs	3,206	3,455	9,295	8,098
Net servicing income	8,475	8,894	27,626	32,437
Other income (loss)
Realized loss on RMBS, net	(3,651)	(1,859)	(5,510)	(21,464)
Realized gain (loss) on investments in MSRs, net	(237)	741	504	-
Realized gain (loss) on derivatives, net	(7,987)	9,430	7,695	26,715
Realized gain on acquired assets, net	2	-	2	12
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	24,990	(4,440)	12,229	(26,566)
Unrealized gain (loss) on derivatives, net	(21,311)	(3,042)	(12,029)	12,924
Unrealized loss on investments in Servicing Related Assets	(7,467)	(3,312)	(14,036)	(13,100)
Total Income (Loss)	(7,077)	6,579	15,850	9,691
Expenses
General and administrative expense	3,411	3,371	8,623	5,144
Management fee to affiliate	1,671	1,760	5,179	5,114
Total Expenses	5,082	5,131	13,802	10,258
Income (Loss) Before Income Taxes	(12,159)	1,448	2,048	(567)
Provision for corporate business taxes	285	664	1,652	1,244
Net Income (Loss)	(12,444)	784	396	(1,811)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	246	(19)	(8)	34
Dividends on preferred stock	(2,594)	(2,555)	(7,456)	(7,390)
Gain (loss) on repurchase and retirement of preferred stock	-	(74)	78	-
Net Loss Applicable to Common Stockholders	$(14,792)	$(1,864)	$(6,990)	$(9,167)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2024
Interest income	$-	$14,327	$-	$14,327
Interest expense	(57)	14,275	-	14,218
Net interest income	57	52	-	109
Servicing fee income	11,681	-	-	11,681
Servicing costs	3,206	-	-	3,206
Net servicing income	8,475	-	-	8,475
Other expense	(6,574)	(9,087)	-	(15,661)
Other operating expenses	(711)	(167)	(4,204)	(5,082)
Provision for corporate business taxes	(285)	-	-	(285)
Net Income (Loss)	$962	$(9,202)	$(4,204)	$(12,444)

Three Months Ended June 30, 2024
Interest income	$-	$13,677	$-	$13,677
Interest expense	164	13,346	-	13,510
Net interest income (expense)	(164)	331	-	167
Servicing fee income	12,349	-	-	12,349
Servicing costs	3,455	-	-	3,455
Net servicing income	8,894	-	-	8,894
Other income (expense)	(2,869)	387	-	(2,482)
Other operating expenses	(744)	(157)	(4,230)	(5,131)
Provision for corporate business taxes	(664)	-	-	(664)
Net Income (Loss)	$4,453	$561	$(4,230)	$784

Nine Months Ended September 30, 2024
Interest income	$6	$40,739	$-	$40,745
Interest expense	874	40,502	-	41,376
Net interest income (expense)	(868)	237	-	(631)
Servicing fee income	36,921	-	-	36,921
Servicing costs	9,295	-	-	9,295
Net servicing income	27,626	-	-	27,626
Other income (expense)	(13,681)	2,536	-	(11,145)
Other operating expenses	(2,216)	(482)	(11,104)	(13,802)
Provision for corporate business taxes	(1,652)	-	-	(1,652)
Net Income (Loss)	$9,209	$2,291	$(11,104)	$396

Nine Months Ended September 30, 2023
Interest income	$-	$37,193	$-	$37,193
Interest expense	1,143	37,317	-	38,460
Net interest expense	(1,143)	(124)	-	(1,267)
Servicing fee income	40,535	-	-	40,535
Servicing costs	8,098	-	-	8,098
Net servicing income	32,437	-	-	32,437
Other expense	(17,935)	(3,544)	-	(21,479)
Other operating expenses	(1,694)	(506)	(8,058)	(10,258)
Provision for corporate business taxes	(1,244)	-	-	(1,244)
Net Income (Loss)	$10,421	$(4,174)	$(8,058)	$(1,811)

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2024
Investments	$226,782	$1,214,123	$-	$1,440,905
Other assets	27,590	32,526	50,368	110,484
Total assets	254,372	1,246,649	50,368	1,551,389
Debt	150,848	1,108,496	-	1,259,344
Other liabilities	3,874	36,632	11,843	52,349
Total liabilities	154,722	1,145,128	11,843	1,311,693
Net Assets	$99,650	$101,521	$38,525	$239,696

December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Interest Income

Interest income for the three-month period ended September 30, 2024 was $14.3 million as compared to $13.7 million for the three-month period ended June 30, 2024. The increase of $650,000 in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.

Interest income for the nine-month period ended September 30, 2024 was $40.7 million as compared to $37.2 million for the nine-month period ended September 30, 2023. The increase of $3.5 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities coupled with portfolio positioning.

Interest Expense

Interest expense for the three-month period ended September 30, 2024 was $14.2 million as compared to $13.5 million for the three-month period ended June 30, 2024. The increase of $700,000 in interest expense was due to an increase in repurchase agreement borrowings.

Interest expense for the nine-month period ended September 30, 2024 was $41.4 million as compared to $38.5 million for the nine-month period ended September 30, 2023. The increase of $2.9 million in interest expense was due to an increase in repurchase agreement borrowings.

Servicing Fee Income

Servicing fee income for the three-month period ended September 30, 2024 was $11.7 million as compared to $12.4 million for the three-month period ended June 30, 2024. The decrease of $670,000 in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the nine-month period ended September 30, 2024 was $36.9 million as compared to $40.5 million for the nine-month period ended September 30, 2023. The decrease of $3.6 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended September 30, 2024 were $3.2 million as compared to $3.5 million for the three-month period ended June 30, 2024. The decrease of $250,000 in servicing costs was due to changes in the size of the portfolio.

Servicing costs for the nine-month period ended September 30, 2024 were $9.3 million as compared to $8.1 million for the nine-month period ended September 30, 2023. The increase of $1.2 million in servicing costs was due to one-time loan level interest adjustments and de-boarding fees related to the MSR sale.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended September 30, 2024 was approximately $3.7 million as compared to $1.9 million for the three-month period ended June 30, 2024. The increase of $1.8 million in realized loss on RMBS was because more RMBS securities were sold during the three-month period ended September 30, 2024.

Realized loss on RMBS for the nine-month period ended September 30, 2024 was approximately $5.5 million as compared to $21.5 million for the nine-month period ended September 30, 2023. The decrease of $16.0 million in realized loss on RMBS was because fewer RMBS securities were sold during the nine-month period ended September 30, 2024.

Realized Gain (Loss) on Investments in MSRs, Net

Realized loss on investments in MSRs for the three-month period ended September 30, 2024 was approximately $200,000 as compared to a gain of $741,000 for the three-month period ended June 30, 2024. The loss of $200,000 represents early pay off adjustments on the loans that were sold during the three-month period ended June 30, 2024.

Realized gain on investments in MSRs for the nine-month period ended September 30, 2024 was approximately $500,000 as compared to $0 for the nine-month period ended September 30, 2023. The increase of $500,000 in realized gain on MSRs was because no MSRs were sold during the nine-month period ended September 30, 2023.

Realized Gain (Loss) on Derivatives, Net

Realized loss on derivatives for the three-month period ended September 30, 2024 was approximately $8.0 million as compared to gain of $9.4 million for the three-month period ended June 30, 2024. The increase of $17.4 million in realized loss on derivatives was substantially comprised of an increase of $21.8 million in losses on TBAs offset by $3.8 million in gains on U.S. Treasury futures and an increase of $560,000 in interest rate swaps periodic interest income due to changes in interest rates.

Realized gain on derivatives for the nine-month period ended September 30, 2024 was approximately $7.7 million as compared to $26.7 million for the nine-month period ended September 30, 2023. The decrease of $19.0 million in realized gain on derivatives was substantially comprised of an increase of $36.3 million in losses on TBAs offset by a decrease of $9.0 million in losses on interest rate swaps and a decrease of $8.5 million in losses on U.S. Treasury futures due to changes in interest rates.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the three-month period ended September 30, 2024 was $25.0 million as compared to a loss of $4.4 million for the three-month period ended June 30, 2024. The increase of $29.4 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the quarter.

Unrealized gain on RMBS measured at fair value through earnings for the nine-month period ended September 30, 2024 was $12.2 million as compared to a loss of $26.6 million for the nine-month period ended September 30, 2023. The increase of $38.8 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the period.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the three-month period ended September 30, 2024 was approximately $21.3 million as compared to $3.0 million for the three-month period ended June 30, 2024. The increase of $18.3 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized loss on derivatives for the nine-month period ended September 30, 2024 was approximately $12.0 million as compared to a gain of $12.9 million for the nine-month period ended September 30, 2023. The increase of $24.9 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended September 30, 2024 was approximately $7.5 million as compared to $3.3 million for the three-month period ended June 30, 2024. The increase of $4.2 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the nine-month period ended September 30, 2024 was approximately $14.0 million as compared to $13.1 million for the nine-month period ended September 30, 2023. The increase of $936,000 in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for was $3.4 million for each of the three-month periods ended September 30, 2024 and June 30, 2024.

General and administrative expense for the nine-month period ended September 30, 2024 was $8.6 million as compared to $5.1 million for the nine-month period ended September 30, 2023. The increase of $3.5 million in general and administrative expense was due to an increase in professional fees.

 Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors and officers of the Company and by certain other individuals who provide services to us through the Manager, represented approximately 2.0% and 2.4% of net income for the three-month periods ended September 30, 2024 and June 30, 2024, respectively, and 2.0% and 1.9% of net income for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2024
Accumulated other comprehensive loss, June 30, 2024	$(12,875)
Other comprehensive income	16,400
Accumulated other comprehensive income, September 30, 2024	$3,525

Three Months Ended June 30, 2024
Accumulated other comprehensive loss, March 31, 2024	$(9,141)
Other comprehensive loss	(3,734)
Accumulated other comprehensive loss, June 30, 2024	$(12,875)

Nine Months Ended September 30, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive income	6,070
Accumulated other comprehensive income, September 30, 2024	$3,525

Nine Months Ended September 30, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive loss	(2,968)
Accumulated other comprehensive loss, September 30, 2023	$(32,072)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three and nine-month periods ended September 30, 2024, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended September 30, 2024 as compared to the three month period ended June 30, 2024 increased by approximately $248,000, or $0.00 per average common share.

EAD for the nine-month period ended September 30, 2024 as compared to the nine-month period ended September 30, 2023 decreased by approximately $5.1 million, or $0.25 per average common share due to changes in interest rates and an increase in expenses.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Net Income (Loss)	$(12,444)	$784	$396	$(1,811)
Realized loss on RMBS, net	3,651	1,859	5,510	21,464
Realized loss (gain) on derivatives, net (A)	17,588	(508)	20,189	1,573
Realized loss (gain) on investments in MSRs, net	237	(741)	(504)	-
Realized gain on acquired assets, net	(2)	-	(2)	(12)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	(24,990)	4,440	(12,229)	26,566
Unrealized loss (gain) on derivatives, net	21,311	3,042	12,029	(12,924)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(1,062)	(5,247)	(12,246)	(16,370)
Tax expense on realized and unrealized gain on MSRs	957	1,325	3,481	3,208
Total EAD:	$5,246	$4,954	$16,624	$21,694
EAD attributable to noncontrolling interests in Operating Partnership	(105)	(100)	(329)	(410)
Dividends on preferred stock	(2,594)	(2,555)	(7,456)	(7,390)
EAD Attributable to Common Stockholders	$2,547	$2,299	$8,839	$13,894
EAD Attributable to Common Stockholders, per Diluted Share	$0.08	$0.08	$0.29	$0.54
GAAP Net Loss Per Share of Common Stock, per Diluted Share	$(0.49)	$(0.06)	$(0.23)	$(0.35)

(A)
Excludes drop income on TBA dollar rolls of $757,000 and $638,000 and interest rate swap periodic interest income of $8.8 million and $8.3 million, for the three-month periods ended September 30, 2024 and June 30, 2024, respectively. Excludes drop income on TBA dollar rolls of $2.1 million and $2.3 million and interest rate swap periodic interest income of $25.8 million and $26.0 million, for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $17.6 billion as of September 30, 2024.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

 MSR Collateral Characteristics

As of September 30, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs % (B)
MSRs	$226,782	$17,644,468	3.50%	0.25%	296	50	0.1%
MSR Total/Weighted Average	$226,782	$17,644,468	3.50%	0.25%	296	50	0.1%

As of December 31, 2023

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs % (B)
MSRs	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%
MSR Total/Weighted Average	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$188,869	$158,818	$3,912	$(153)	$162,577	13	(B)	4.63%	4.78%	27
Freddie Mac	193,105	160,581	1,693	(1,809)	160,465	15	(B)	4.36%	4.45%	27
RMBS, measured at fair value through earnings
Fannie Mae	305,920	278,839	7,648	(309)	286,178	22	(B)	4.86%	4.99%	28
Freddie Mac	644,706	590,220	14,887	(204)	604,903	48	(B)	4.96%	5.06%	28
Total/weighted average RMBS	$1,332,600	$1,188,458	$28,140	$(2,475)	$1,214,123	98		4.81%	4.93%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2024	December 31, 2023
Weighted Average Asset Yield	5.13%	5.33%
Weighted Average Interest Expense (A)	1.91%	1.51%
Net Interest Spread	3.22%	3.82%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of September 30, 2024, we had repurchase agreements with 35 counterparties and approximately $1,108.5 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of September 30, 2024, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut”. The weighted average haircut on our repurchase debt at September 30, 2024 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618
December 31, 2022	$808,623	$825,962	$825,962

The increase in the Company’s borrowings under its repurchase agreements as of September 30, 2024 as compared to June 30, 2024 was primarily due to the purchase of new RMBS securities, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of September 30, 2024 and 4.3% December 31, 2023. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$538,201	$516,426	5.09%
One to three months	606,076	583,455	5.11%
Greater than three months	8,936	8,615	4.88%
Total/Weighted Average	$1,153,213	$1,108,496	5.10%

As of December 31, 2023

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$833,443	$772,466	5.55%
One to three months	139,778	131,023	5.55%
Total/Weighted Average	$973,221	$903,489	5.55%

The amount of collateral as of September 30, 2024 and December 31, 2023, including cash, was $1.2 billion and $984.2 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2024 and December 31, 2023 was 30 days and 21 days, respectively.

MSR Financing

As of September 30, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 8.2%. At September 30, 2024 and December 31, 2023, approximately $57.7 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2024 and December 31, 2023, approximately $94.1 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $4.4 million and used cash of approximately $10.6 million and our investing activities used cash of approximately $96.9 million and $167.7 million during the three and nine-month periods ended September 30, 2024. The cash used by our investing activities resulted substantially from RMBS purchases offset by principal paydowns of RMBS and sales of RMBS and MSRs.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended September 30, 2024 and June 30, 2024 was $0.49 and $0.06, respectively.

Contractual Obligations

Our contractual obligations as of September 30, 2024 and December 31, 2023 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,108,496	$-	$-	$-	$1,108,496
Interest on repurchase agreement borrowings(A)	$2,676	$-	$-	$-	$2,676
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$57,700	$-	$-	$-	$57,700
Interest on Freddie Mac MSR Revolver borrowings	$1,213	$-	$-	$-	$1,213
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$13,631	$80,469	$-	$94,100
Interest on Fannie Mae MSR Revolving Facility	$629	$-	$-	$-	$629

As of December 31, 2023

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$903,489	$-	$-	$-	$903,489
Interest on repurchase agreement borrowings(A)	$3,930	$-	$-	$-	$3,930
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$64,500
Interest on Freddie Mac MSR Revolver borrowings	$1,329	$-	$-	$-	$1,329
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,679	$97,321	$-	$106,000
Interest on Fannie Mae MSR Revolving Facility	$747	$-	$-	$-	$747

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2024 and December 31, 2023, respectively, and includes all interest expense incurred through those dates.

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

The term of the Management Agreement expires on October 22, 2025 and will be automatically renewed for a one-year term on each anniversary of such date thereafter unless terminated or not renewed as described below. Either we or our Manager may elect not to renew the Management Agreement upon expiration of its initial term or any renewal term by providing written notice of non-renewal at least 180 days, but not more than 270 days, before expiration. In the event we elect not to renew the term, we will be required to pay our Manager the termination fee described above unless such non-renewal occurs in connection with the consummation of an internalization event. We may terminate the Management Agreement at any time for cause effective upon 30 days prior written notice of termination from us to our Manager, in which case no termination fee would be due. Our board of directors will review our Manager’s performance prior to the automatic renewal of the Management Agreement and, as a result of such review, upon the affirmative vote of at least two-thirds of the members of our board of directors or of the holders of a majority of our outstanding common stock, we may terminate the Management Agreement based upon unsatisfactory performance by our Manager that is materially detrimental to us or a determination by our independent directors that the management fees payable to our Manager are not fair, subject to the right of our Manager to prevent such a termination by agreeing to a reduction of the management fees payable to our Manager. Upon any termination of the Management Agreement based on unsatisfactory performance or unfair management fees, we are required to pay our Manager the termination fee described above. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Our Manager may also terminate the Management Agreement upon 60 days’ written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

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

On July 11, 2024, we received a letter from counsel to the Manager informing us that it is the Manager’s position that no termination of the Management Agreement may be declared based on an Internalization Event absent the agreement of the Manager, no Internalization Event has occurred and, as a result of our July 9, 2024 announcement, the contractual termination fee in the amount of approximately $18.4 million is due. On July 17, 2024, counsel to the special committee responded to the Manager and denied the assertions made by the Manager’s counsel and explained that the Internalization Event would not require the payment of a termination fee pursuant to the plain terms of the Management Agreement. At this time, it is not known whether this matter will result in litigation. Should this matter result in litigation, the Company intends to vigorously contest this matter.

Subservicing Agreements

As of September 30, 2024, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint. Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has started reducing its federal funds rate target and otherwise easing monetary policy based on improved inflation data. The Federal Reserve’s actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy in the future, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$248,609	$237,241	$226,782	$217,136	$208,220
Change in FV	$21,827	$10,459	$-	$(9,646)	$(18,563)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$236,402	$232,163	$226,782	$220,921	$214,982
Change in FV	$9,620	$5,381	$-	$(5,861)	$(11,801)
% Change in FV	4%	2%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$234,355	$230,569	$226,782	$222,996	$219,209
Change in FV	$7,573	$3,787	$-	$(3,787)	$(7,573)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2023

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$278,018	$265,310	$253,629	$242,863	$232,917
Change in FV	$24,389	$11,682	$-	$(10,766)	$(20,712)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$265,422	$259,981	$253,629	$246,972	$240,306
Change in FV	$11,793	$6,352	$-	$(6,657)	$(13,322)
% Change in FV	5%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$262,597	$258,113	$253,629	$249,144	$244,660
Change in FV	$8,968	$4,484	$-	$(4,484)	$(8,968)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes
As of September 30, 2024

	September 30, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$930,979
Estimated FV		$934,623	$934,341	$933,096	$928,142	$924,680	$920,563
Change in FV		$3,644	$3,362	$2,117	$(2,836)	$(6,298)	$(10,416)
% Change in FV		0.39%	0.36%	0.23%	(0.30)%	(0.68)%	(1.12)%

As of December 31, 2023

	December 31, 2023	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$749,491
Estimated FV		$753,297	$752,391	$751,103	$747,569	$745,369	$742,833
Change in FV		$3,806	$2,900	$1,612	$(1,922)	$(4,122)	$(6,658)
% Change in FV		0.51%	0.39%	0.22%	(0.26)%	(0.55)%	(0.89)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2024, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2024, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as modified by the risk factors set forth under the heading "Item 1A. Risk Factors" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No shares of Series B Preferred Stock were repurchased by the Company during the three-month period ended September 30, 2024 pursuant to its preferred stock repurchase program. During the three-month period ended June 30, 2024, the Company repurchased pursuant to its preferred stock repurchase program an aggregate of 98,925 shares of its Series B Preferred Stock at a weighted average purchase price of $24.76 per share and paid aggregate brokerage commissions of approximately $3,000 on such repurchases. During the nine-month period ended September 30, 2024, the Company repurchased pursuant to its preferred stock repurchase program an aggregate of 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. No shares of Series A Preferred Stock and no shares of common stock were repurchased by the Company during the nine-month period ended September 30, 2024.

Period	Total Number of Shares of Series B Preferred Stock Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2024 to January 31, 2024	257,611	$23.33	257,611	$43,991,210
February 1, 2024 to February 29, 2024	2,875	23.75	2,875	43,922,929
March 1, 2024 to March 31, 2024	36,486	24.22	36,486	43,039,406
April 1, 2024 to April 30, 2024	72,023	24.69	72,023	41,261,365
May 1, 2024 to May 31, 2024	26,902	24.95	26,902	40,590,180
June 1, 2024 to June 30, 2024	-	-	-	40,590,180
July 1, 2024 to July 31, 2024	-	-	-	40,590,180
August 1, 2024 to August 31, 2024	-	-	-	40,590,180
September 1, 2024 to September 30, 2024	-	-	-	40,590,180
Totals / Averages	395,897	$23.77	395,897	$40,590,180

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

 **Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 12, 2024	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

November 12, 2024	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

FORM 10-Q

September 30, 2024

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