Form 10-K
period 2024-12-31
Cherry Hill Mortgage Investment Corp
filed 2025-03-06
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 28, 2024, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2024) was approximately $108.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 28, 2024, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
On March 6, 2025, the registrant had a total of 31,625,073 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 29, 2025, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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
“Federal Reserve” means the U.S. Federal Reserve.
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

•
the Company’s ability to internally manage itself following the termination of the management agreement with Cherry Hill Mortgage Management, LLC (“CHMM”), its former external manager, in November 2024;

•	the Company’s exposure to legal claims related to the termination of the management agreement with CHMM in November 2024 without the payment of a termination fee;

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

•
the Company’s payment of unanticipated costs and expenses resulting from exposure to legal claims related to the Company’s termination of the management agreement with CHMM in November 2024 without payment of a termination fee;

•	additional costs resulting from the termination of the management agreement with CHMM;

•	changes in the Company’s assets, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on the Company’s investments, including as a result of the effects of more severe weather and changes in traditional weather patterns;

•	changes in interest rates, interest rate spreads, the yield curve, prepayment rates or recapture rates;

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

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of the Company’s assets.

•	The Company relies on financial modeling to value its Servicing Related Assets.

•	The Company cannot predict the impact future actions by the Federal Reserve will have on the Company’s business, and any such actions may negatively impact the Company.

•	The Company uses leverage to increase returns, but it exposes the Company to margin calls on its investable assets.

The Company is exposed to the following risks relating to termination of the management agreement with CHMM:
•	The Company may not be able to fully realize the expected benefits of its transition to a self-managed company or the ability to realize such benefits may take longer than anticipated.

•
Legal matters related to the termination of the management agreement with CHMM, if commenced by CHMM or the Company, could adversely affect the Company’s business, results of operations and financial condition.

The Company’s organizational structure creates risks, including:
•
Maintenance of certain exceptions from (or otherwise not falling within) the definitions of “investment company” under the Investment Company Act imposes significant limitations on the Company’s operations.

•	The REIT rules impose ownership limits which may discourage a possible takeover. Certain provisions of Maryland law have the same effect.

Ownership of the Company’s common stock or its preferred stock involves risks, including:
•	The trading volume and market prices for shares of the Company’s equity securities tend to be volatile due to the relatively small market capitalization of our Company.

•	The Company’s preferred stock has not been rated and is junior to its debt and any additional shares of Senior Stock (as defined below) that the Company may issue.

•	The Company may not be able to pay dividends on its equity securities.

•	The Company’s preferred stock has very limited voting rights which generally do not include voting for directors.

Qualification as a REIT involves risks, including:
•	If the Company fails to satisfy the ongoing REIT qualification tests, it will become subject to taxation which will adversely affect the return on your investment.

•	In order to satisfy those requirements, the Company may be required to forgo or liquidate otherwise attractive investments.

•	The Company could lose its status as a REIT if the IRS successfully challenges its characterization of investments in internally created excess mortgage servicing rights.

•	The REIT rules require that the Company’s mortgage servicing rights be held by a taxable REIT subsidiary, and the taxes payable by its taxable REIT subsidiary reduce the returns from that investment.

PART I
Item 1.	Business

Cherry Hill Mortgage Investment Corporation is a fully integrated, internally managed residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on October 9, 2013, following the completion of our initial public offering (“IPO”). Our common stock, our 8.20% Series A Cumulative Redeemable Preferred Stock (our “Series A Preferred Stock”) and our 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (our “Series B Preferred Stock”) are listed and traded on the New York Stock Exchange (“NYSE”) under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively.
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
We operate our business through the following segments: (i) investments in RMBS and (ii) investments in Servicing Related Assets. For information regarding the segments in which we operate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 3—Segment Reporting.”
Prior to November 14, 2024, we were externally managed and advised by Cherry Hill Mortgage Management, LLC which was responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Effective as of November 14, 2024, we completed an “Internalization Event” within the meaning of the management agreement with CHMM by, among other things, directly hiring the senior management team and other personnel who had historically provided services to us through CHMM. Upon consummation of the Internalization Event, the management agreement terminated in accordance with its terms without payment of a termination fee and we ceased being externally managed (the “Internalization”). As a result of the Internalization, we began operating as a fully integrated, internally managed company.
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

Our senior management team, comprised of Jay Lown, our President and Chief Executive Officer, Julian Evans, our Chief Investment Officer, Michael Hutchby, our Chief Financial Officer, Treasurer and Secretary, and our MSR portfolio manager, makes the determinations as to the percentage of assets that are invested in each of our targeted asset classes. Our senior management team’s acquisition decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. In addition, our investment strategy may be changed from time to time by our board of directors without the approval of our stockholders. Changes to our investment strategy may include, without limitation, modification or expansion of the types of assets which we may acquire for our investment portfolio.
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
We have entered into repurchase agreements with 35 counterparties as of December 31, 2024. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Aurora has two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora (the “Freddie Mac MSR Revolver”); and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora (the “Fannie Mac MSR Revolving Facility”). See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.”
We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.
Interest and Financing Risk Hedging
Subject to maintaining our qualification as a REIT and maintaining an exception from the definitions of “investment company” under the Investment Company Act (or otherwise not falling within those definitions), we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include interest rate swaps, TBAs, swaptions and U.S. Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect on our RMBS of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities”.

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
Human Capital Resources
On November 14, 2024, we completed the Internalization and we began operating as a fully integrated, internally managed company. Prior to November 14, 2024, we were externally managed by CHMM, and, with the exception of Aurora, our licensed mortgage servicing subsidiary, which had three leased employees, we had no employees. As of December 31, 2024 we had 12 full-time employees.
We maintained management continuity and team expertise by directly hiring the senior management team and other personnel who had historically provided services to us through CHMM. We believe our team is the key to our success and we proactively review human capital best practices to continually enhance our performance and company culture.  We strive to create a workplace environment where employees thrive both professionally and personally.
Our primary goal in human capital management is to attract, develop and retain talent by providing competitive wages and benefits and investing in professional development and well being. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees. We are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings to meet the needs of our employees and their families. Our employees are provided, among others, with the following benefits: medical insurance, dental insurance, 401(k) plan with company match incentive and Health Savings Account. We invest in professional training and development, to further enhance employees capabilities and personal development. Since the Internalization, we began focusing our efforts on ensuring that our policies and plans align with our goals.
We believe that every individual on our team brings a unique perspective and experience that contributes to our success and seek to have a well-rounded, inclusive workplace that reflects the communities in which we live and conduct our business and our stockholders.
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
Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities”, among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
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
Corporate Information

Our principal executive offices are located at 4000 Route 66, Suite 310, Tinton Falls, New Jersey 07753. Our telephone number is (877) 870-7005.

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
Our business is materially affected by conditions in the residential mortgage market, the residential real estate market, the financial markets and the economy in general. In past years, concerns about global pandemics, unemployment, the availability and cost of credit, rising government debt levels, inflation, energy costs, global supply chain disruptions, climate change, global economic lethargy, warfare, geopolitical unrest across various regions worldwide, European sovereign debt issues, U.S. budget debates, federal government shutdowns, international trade disputes and the imposition of sanctions or new or increased tariffs have from time to time contributed to increased volatility and uncertainty in the economy and financial markets. Adverse developments with respect to any of these factors may have an impact on new demand for homes and on homeowners’ ability to make their mortgage payments, which may compress home ownership rates and weigh heavily on future home price performance. There is a strong correlation between home price growth rates (or losses) and mortgage loan delinquencies. Any stagnation in or deterioration of the residential mortgage or real estate markets may limit our ability to acquire our target assets on attractive terms or cause us to experience losses related to our assets. In particular, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies incurred extensive losses from exposure to the residential mortgage market as a result of these difficulties and conditions. These factors have impacted investor perception of the risk associated with RMBS, other real estate-related securities and various other asset classes in which we may invest. As a result, values of our target assets have experienced volatility. Deterioration of the mortgage market and investor perception of the risks associated with RMBS and other residential mortgage assets that we acquire could materially adversely affect our business, financial condition and results of operations and our ability to make distributions to our stockholders.
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
Our continued approval from the GSEs to own and manage MSRs is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. Failure to meet such guidelines and conditions could result in the unilateral termination of our approved status by one or more GSEs or result in the acceleration and termination of our MSR financing facilities. In addition, the implementation of more restrictive or operationally intensive guidance may increase the costs associated with owning and managing MSRs as well as our ability to finance MSRs. It is not possible to predict the scope and nature of the actions that the U.S. government could ultimately take with respect to the GSEs, including in light of recent changes in administration and executive offices of the U.S. government.

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
Actions taken by the Federal Reserve, including decisions relating to changes in its federal funds rate target or the size and composition of its balance sheet (such as the purchase or sale of MBS), could have a material and adverse impact on the value of our assets, our cost of funds, the amount of our net interest income and our earnings available for distribution (“EAD”) and the market price of our securities. We cannot predict or control the impact future actions by the Federal Reserve will have on the overall economy or on our business. Accordingly, future actions by the Federal Reserve could have a material and adverse effect on our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
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
Delinquency rates have a significant impact on the value of our Servicing Related Assets. An increase in delinquencies on the mortgage loans underlying the Servicing Related Assets will generally result in lower net revenue because, typically, servicers will only collect servicing fees from GSEs or mortgage owners for performing loans. Our expectation of delinquencies is a significant assumption underlying the cash flow projections on the related pools of mortgage loans. If delinquencies are significantly greater than expected, the actual fair value of the Servicing Related Assets could be diminished. As a result, we could suffer a loss.
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
Prepayment rates also affect the fair values of our RMBS. Voluntary prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict as changes may occur faster or slower than changes in the market interest rates. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guaranteed payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Changes in the GSEs decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

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
We rely on analytical models and other data to analyze potential asset acquisition and disposition opportunities and to manage our portfolio. These models are based on assumptions and actual results may differ significantly from the modeled expectations.
We rely on analytical models and information and data, including models, information and data supplied by third parties. These models and data may be used to value assets or potential asset acquisitions and dispositions and to conduct our asset management activities. If these models and data prove to be incorrect, misleading or incomplete, or if the models are poorly designed, implemented, managed or misused, including in the choice of relevant historical data or assumptions, any decisions made in reliance thereon could expose us to potential risks. Our use of models and data may induce us to purchase certain assets at prices that are too high, sell certain other assets at prices that are too low or miss favorable opportunities altogether. Similarly, any hedging activities that are based on faulty models and data may prove to be unsuccessful.
Some models, such as prepayment models or mortgage default models, may be predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses. In addition, the predictive models we use may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data, and, in the case of predicting performance in scenarios with little or no historical precedent (such as extreme broad-based declines in home prices, or deep economic recessions or depressions), such models must employ greater degrees of extrapolation, and are therefore more speculative and of more limited reliability.

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
While in many cases our determination of the fair value of our assets is based on valuations provided by third-party dealers and pricing services, we value assets based upon our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets are often difficult to obtain or unreliable. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. In the past, the valuation process for certain of our assets was particularly difficult due to market events resulting from the COVID-19 pandemic. As a result, the valuation of such assets was unpredictable, and the disparity of valuations provided to by third-party dealers widened. We expect these factors and others that are beyond our control to continue having an impact on the valuation process for certain of our assets. Our business, financial condition and results of operations and our ability to make distributions to our stockholders could be materially adversely affected if our fair value determinations of these assets are materially higher than actual market values.
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
Through the use of leverage, we acquire positions with market exposure significantly greater than the amount of capital committed to the transaction. Although we generally are not required to maintain any particular minimum or maximum target debt-to-equity leverage ratio with respect to our RMBS assets, the amount of leverage we may employ for this asset class will depend upon the availability of particular types of financing and our management’s assessment of the credit, liquidity, price volatility, financing counterparty risk and other factors. Our management has discretion, without the need for further approval by our board of directors, to change the amount of leverage we utilize for our RMBS. A change in our leverage strategy may increase our exposure to interest rate and real estate market fluctuations or require us to sell a portion of our existing investments, which could result in gains or losses and therefore increase our earnings volatility. Decisions to employ additional leverage in executing our RMBS investment strategies could increase the risk inherent in our RMBS acquisition strategy.

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
Our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In particular, our ability to build a significant servicing portfolio is dependent on obtaining sufficient financing on attractive terms. In addition, we must be able to renew or replace our maturing borrowings on a continuous basis. In recent years, investors and financial institutions that lend in the securities repurchase market have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. These market disruptions have been most pronounced in the non-Agency RMBS market, but the impact has also extended to Agency RMBS, which has made the value of these assets unstable and relatively illiquid compared to prior periods. For example, at the beginning of the COVID-19 pandemic in 2020, the repo financing market experienced a severe liquidity issue resulting in the infusion of additional liquidity by the Federal Reserve. Similar market disruptions and liquidity issues in the future would increase our financing costs and reduce our liquidity. In addition, because we rely on short-term financing, we are exposed to changes in the availability of financing which may make it more difficult for us to secure continued financing.
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
Subject to maintaining our qualification as a REIT and applicable exceptions from the definition of “investment company” under the Investment Company Act (as applicable) and satisfying the criteria for an exemption from the CFTC’s commodity pool operator registration rules, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, the types of liabilities and assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
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
Our profitability depends, in large part, on our ability to acquire targeted assets at favorable prices. We compete with a number of entities when acquiring our targeted assets, including other mortgage REITs, financial companies, public and private funds, commercial and investment banks and residential and commercial finance companies. We may also compete with the Federal Reserve and the U.S. Treasury to the extent they purchase assets in our targeted asset classes. Many of our competitors are substantially larger and have considerably greater access to capital and other resources than we do. Furthermore, new companies with significant amounts of capital have recently been formed or have raised additional capital and may continue to be formed and raise additional capital in the future, and these companies may have objectives that overlap with ours, which may create competition for assets we wish to acquire. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of assets to acquire and establish more relationships than us. We also may have different operating constraints from those of our competitors including, among others, (i) tax-driven constraints such as those arising from our qualification as a REIT, (ii) restraints imposed on us by our efforts to comply with certain exceptions from (otherwise avoid falling within) the definitions of an “investment company” under the Investment Company Act and (iii) restraints and additional costs arising from our status as a public company. Furthermore, competition for assets in our targeted asset classes may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.
We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.
We operate in a highly regulated environment and are subject to the rules, regulations, approvals, licensing, reporting and examination requirements of various federal, state and local authorities. Any change in applicable federal, state or local laws, rules and regulations, including as a result of executive orders, or the interpretation or enforcement thereof, could have a substantial impact on our assets, operating expenses, business strategies and results of operations. Our inability or failure to comply with the rules, regulations or reporting requirements, to obtain or maintain approvals and licenses applicable to our businesses, or to satisfy annual or periodic examinations may impact our ability to do business and expose us to fines, penalties or other claims and, as a result, could harm our business.
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

Our risk management policies and procedures may not be effective.
We have established and maintain various risk management policies and procedures designed to identify, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk and liquidity risk, as well as operational, information security and compliance risks related to our business, assets and liabilities. These policies and procedures may not sufficiently identify all of the risks to which we are or may become exposed or mitigate the risks we have identified. Any expansion of our business activities may result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks. Alternatively, any narrowing of our business activities may increase the concentration of our exposure to certain types of risk. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.

The development and use of AI technology could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business.
We anticipate that the increasing adoption of AI will heavily influence customer preferences and market trends in our industry. Our ability to effectively and ethically adopt AI solutions may be important to our financial performance and long-term growth. However, we may be unable to keep up with the rapid advancements and widespread adoption of AI by competitors, potentially affecting our business and financial outcomes. AI introduces risks, challenges and unintended consequences that may influence both our and our customers’ willingness to adopt and utilize this technology. For instance, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could expose us to further risks.
Risks Related to the Termination of our Management Agreement with CHMM
We may not be able to fully realize the expected benefits of our transition to a self-managed company or the ability to realize such benefits may take longer than anticipated.
On November 14, 2024, the management agreement with CHMM terminated and we thereafter became a self-managed company. We believe that the termination of the management agreement, the elimination of the quarterly management fee payment and the transition to a self-management structure will result in material benefits to our stockholders, including substantial cost savings, the potential for enhanced returns on future capital growth, the elimination of conflicts of interest and strengthened alignment of interests between management and stockholders, and the potential to attract new institutional investors.
Our ability to fully and timely realize the anticipated benefits of this transition is subject to various risks. Certain risks that may adversely impact the process include: any adverse impacts resulting from litigation with CHMM related to the termination of the management agreement; unforeseen or higher than anticipated expenses following the transition; and other unforeseen developments resulting from the change in our management structure. The failure to manage the transition process efficiently and effectively could result in the anticipated benefits of the transition not being realized in the timeframe currently anticipated or at all.

Following our internalization, we are responsible for functions previously performed by our external manager, which may result in additional costs, including, among other things, expenses related to hiring and retaining employees, compensation and benefits, and other operational and administrative costs. We are also subject to potential liabilities commonly faced by employers, such as workers’ compensation claims, labor disputes, and other employee-related matters. If the ongoing costs of operating as an internally managed company exceed the expenses we previously incurred under our external management structure, our financial condition and results of operations could be adversely affected.
Potential legal matters related to the termination of the management agreement with CHMM could adversely affect our business, results of operations, and our financial condition.
As of the date of filing this Annual Report on Form 10-K, no litigation relating to our termination of the management agreement without payment of a termination fee is pending. While we are not aware of any plans by CHMM, our former external manager, to file a complaint against us relating to our termination of the management agreement, it is possible that CHMM could file a complaint against us alleging, among other things, breach of contract. Our board of directors believes that we complied with the terms of the management agreement and that any complaint filed by CHMM would be without merit. However, the results of litigation are inherently uncertain and we are unable to predict the outcome of any litigation relating to termination of the management agreement if it is commenced by CHMM or by us. It is possible that a court could find that we breached the management agreement and any damages or costs and fees that may be awarded to CHMM could be significant. While we would dispute and intend to vigorously defend against any claims made by CHMM that we breached the terms of the management agreement, it is possible that the results of any potential litigation with CHMM could adversely affect our business, results of operations, and our financial condition.

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
To assist us in qualifying as a REIT, among other purposes, our charter generally limits, unless waived by our board of directors, the beneficial or constructive ownership of any class of our stock by any person, other than any excepted holder with an excepted holder limit (each as defined in our charter), to no more than 9.0% in value or the number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our stock. This and other restrictions on ownership and transfer of our shares of stock contained in our charter may discourage a change of control of us and may deter individuals or entities from making tender offers for our common stock on terms that might be financially attractive to you or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell our common stock because they make purchases of our common stock less attractive.
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
We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:
•	the uncertainty and economic impact of global pandemics, and the resulting impact on market liquidity, the value of assets and availability of financing;

•	actual or anticipated variations in our quarterly operating results;

•	increases in market interest rates that lead purchasers of our common stock to demand a higher yield or to seek alternative investments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key personnel;

•	actions by stockholders;

•	speculation in the press or investment community;

•	general market, economic and political conditions and the impact of these conditions on the global credit markets;

•	the operating performance of other similar companies;

•	changes in accounting principles; and

•	passage of legislation, changes in monetary policy or other regulatory developments that adversely affect us or our industry.

Future sales of our common stock or securities convertible into or exercisable as exchangeable for our common stock could cause the market value of our common stock to decline and could result in dilution of your shares.
Sales of substantial amounts of shares of our common stock or securities convertible into or exercisable as exchangeable for our common stock could cause the market price of our common stock to decrease significantly. We cannot predict the effect, if any, of future sales of our common stock or securities convertible into or exercisable as exchangeable for our common stock, or the availability of shares of our common stock for future sales, on the value of our common stock. Sales of substantial amounts of shares of our common stock or securities convertible into our common stock, or the perception that such sales could occur, may adversely affect prevailing market values for our common stock.
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
Our ownership of and relationship with our TRSs (and any future TRSs  that we may form) will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
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
Future revisions in the U.S. federal tax laws and interpretations thereof may affect or cause us to change our investments and commitments, and affect the tax considerations of an investment in us. Any such revisions could have an adverse effect on an investment in our securities or on the market value or the resale potential of our assets. Shareholders are urged to consult with their tax advisor with respect to the impact of such revisions on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation.

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

Periodically, the Company, as it reasonably deems necessary, will identify and categorize potential cybersecurity threats and vulnerabilities, determine acceptable risk tolerance for each such threat and vulnerability and implement adequate mitigation controls. At the senior executive level, the CFO is entrusted with the day-to-day oversight of the program’s development, implementation, and maintenance. To help facilitate Company-wide compliance with the plan, the Company, as well as its subservicers, provide ongoing training to the appropriate employees.

Our board of directors is responsible for understanding the primary risks to our business. The board is also tasked with developing and advancing our cybersecurity strategy, as well as evaluating the adequacy of our programs and policies. The CFO is responsible for ensuring that the board of directors comprehends the Company’s cybersecurity risk profile and receives updates on the program and its policies on a quarterly basis or as necessary. Our current CFO is Michael Hutchby. Mr. Hutchby has a B.A. in Economics from The Johns Hopkins University and an M.B.A. from the Stern School of Business at New York University. Mr. Hutchby was appointed the Company’s CFO, Treasurer and Secretary in June 2019 and previously served as the Company’s Controller from October 2013 to June 2019.

As mentioned above, the CFO is responsible for the initial assessment and management of potential incidents. Furthermore, the Company has established a response plan that serves as the foundation for addressing unauthorized cybersecurity occurrences from both a technical and regulatory perspective. The Cybersecurity Response Team (“CRT”), comprised of the CFO, Manager of Information Technology (“MIT”) and other personnel, as each may designate, are responsible for leading all incident management and response activities. The MIT assumes a crucial role in overseeing and managing the technical facets of the CRT while the CFO provides strategic direction and decision-making, facilitating communication with other members of senior management, and disseminating pertinent information to the board of directors. The MIT, an external consultant to the Company, brings over 25 years of IT experience in the private financial sector, with a strong focus on cybersecurity. He has implemented core IT policies, including Information Security and Incident Response, and directed cybersecurity training and testing at the Company. The MIT has also managed cloud infrastructure on Amazon Web Services and integrated automation within trade order management systems. His expertise extends to managing IT for live trading environments and ensuring regulatory compliance. The MIT holds an MA from the State University of New York at Binghamton and a BA from Luther College. Additionally, the Company engages a third-party provider to manage key functions, including identity access management, network security, user and email administration, data governance, threat management, and endpoint security.

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

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to “Item 1A. Risk Factors – Risks Related to Our Business – We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could disrupt our business.”

Item 2.	Properties

Our business is operated from space located at 4000 Route 66, Suite 310, Tinton Falls, New Jersey 07753, telephone (877) 870-7005.
Item 3.	Legal Proceedings

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2024, the Company is not aware of any material legal or regulatory claims or proceedings.
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
Holders
As of March 6, 2025, we had six holders of record of our common stock. The six holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.
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

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon the management of our business by our senior management team. Distributions will be made quarterly in cash to the extent that cash is available for distribution. We may not be able to generate sufficient cash available for distribution to pay distributions to our stockholders. In addition, our board of directors may change our distribution policy with respect to our common stock in the future. No assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.

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
The following table sets forth the dividends declared on our common stock during each calendar quarter for 2024 and 2023:
	Declaration Date	Record Date	Payment Date	Amount per Share
2024
Fourth Quarter	12/12/2024	12/31/2024	1/31/2025	$0.15
Third Quarter	9/13/2024	9/30/2024	10/31/2024	$0.15
Second Quarter	6/13/2024	6/28/2024	7/31/2024	$0.15
First Quarter	3/14/2024	3/28/2024	4/30/2024	$0.15
2023
Fourth Quarter	12/8/2023	12/29/2023	1/31/2024	$0.15
Third Quarter	9/14/2023	9/29/2023	10/31/2023	$0.15
Second Quarter	6/15/2023	6/30/2023	7/31/2023	$0.15
First Quarter	3/16/2023	3/31/2023	4/25/2023	$0.27

Stockholder Return Performance
The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index, a peer group index, from December 31, 2019, to December 31, 2024. The graph assumes that $100 was invested on December 31, 2019, in our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	Year Ended
	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Cherry Hill Mortgage Investment Corporation	$72.48	$73.65	$61.42	$49.84	$38.94
Russel 2000	$119.96	$137.74	$109.59	$128.14	$142.93
S&P U.S. BMI Mortgage REITs (A)	$79.16	$90.84	$67.58	$78.00	$78.44
S&P 500	$118.40	$152.39	$124.79	$157.59	$197.02

Source: S&P Capital IQ Pro
(A)
In addition to the Company, as of December 31, 2024, the S&P U.S. BMI Mortgage REITs Index comprised the following companies: AFC Gamma Inc., AG Mortgage Investment Trust, Inc., AGNC Investment Corp., Angel Oak Mortgage, Inc., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial RE Corporation, Arlington Asset Invt Corp., ARMOUR Residential REIT, Inc., Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Broadmark Realty Capital Inc., Chimera Investment Corporation, Claros Mortgage Trust, Inc., Dynex Capital, Inc., Ellington Financial Inc., Ellington Residential Mortgage REIT, Franklin BSP Realty Trust, Inc., Granite Point Mortgage Trust, Inc., Great Ajax Corp., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp, Lument Finance Trust, Inc., MFA Financial, Inc., New York Mortgage Trust, Inc., NexPoint Real Estate Finance, Inc., Orchid Island Capital, Inc., PennyMac Mortgage Investment Trust, Ready Capital Corporation, Redwood Trust, Inc., Rithm Capital Corp., Sachem Capital Corp., Seven Hills Realty Trust, Starwood Property Trust, Inc., TPG RE Finance Trust, Inc, and Western Asset Mortgage Capital Corporation.

Securities Authorized for Issuance Under Equity Compensation Plans
During 2013, the board of directors approved, and the Company adopted, the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan, which expired by its terms in October 2023, provided for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards, including long term incentive plan units (“LTIP-OP Units”) of the Operating Partnership.
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
The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2024:
Equity Incentive Plan Information
As of December 31, 2024
	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		2,434,072
Issued LTIP-OP Units	663,492
Forfeited/Redeemed LTIP-OP Units	(8,492)
Converted LTIP-OP Units	(44,795)
Issued Shares of Common Stock	283,672
Forfeited Shares of Common Stock	(3,155)
Withheld Shares of Common Stock	(3,229)
Issued Restricted Stock Units	181,942
Forfeited Restricted Stock Units	-
Settled Restricted Stock Units	-
Withheld Restricted Stock Units	-
Equity Compensation Plans Not Approved By Shareholders		-

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
General
We are a fully integrated, internally managed residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013, following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the NYSE under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively. As of November 14, 2024, we are a fully integrated, internally managed mortgage REIT. Prior to November 14, 2024, we were externally managed by Cherry Hill Mortgage Management, LLC, an SEC-registered investment adviser.
Prior to November 14, 2024, we were externally managed and advised by Cherry Hill Mortgage Management, LLC which was responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Effective as of November 14, 2024, we completed an “Internalization Event” within the meaning of the management agreement with CHMM by, among other things, directly hiring the senior management team and other personnel who had historically provided services to us through CHMM. Upon consummation of the Internalization Event, the management agreement terminated in accordance with its terms without payment of a termination fee and we ceased being externally managed (the “Internalization”). As a result of the Internalization, we began operating as a fully integrated, internally managed company.
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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our short taxable year ended December 31, 2013. We operate so as to continue to qualify to be taxed as a REIT. Our asset acquisition strategy focuses on acquiring a diversified portfolio of residential mortgage assets that balances the risk and reward opportunities our internal management team observes in the marketplace. Aurora has or is in the process of obtaining the licenses necessary to invest in MSRs on a nationwide basis and is an approved seller/servicer for Fannie Mae and Freddie Mac.

In addition to Servicing Related Assets, we invest in RMBS, primarily those backed by 30-, 20- and 15-year fixed rate mortgages that offer what we believe to be favorable prepayment and duration characteristics. Our RMBS consist solely of Agency RMBS on which the payments of principal and interest are guaranteed by an Agency. In the past, we have invested in Agency CMOs consisting of IOs as well as non-Agency RMBS and may do so in the future subject to market conditions and availability of capital. We finance our RMBS with an amount of leverage, that varies from time to time depending on the particular characteristics of our portfolio, the availability of financing and market conditions. We do not have a targeted leverage ratio for our RMBS. Our borrowings for RMBS consist of short-term borrowings under master repurchase agreements.
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
We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of December 31, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.
From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock..”
The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of December 31, 2024, approximately $49.2 million was remaining pursuant to the Common Stock ATM Program. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.
Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2024 and December 31, 2023, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.
In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of December 31, 2024, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2024, and December 31, 2023, the Company did not repurchase any common stock pursuant to the repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 30, 2024. During the year ended December 31, 2023, the Company did not repurchase any Preferred Stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.
Effects of Federal Reserve Policy on the Company
Since September 18, 2024, the Federal Reserve has lowered its federal funds rate target by 0.75% to between 4.50% to 4.75%. Over the past year, the Federal Reserve had kept constant its federal funds rate target after sharply increasing the target and otherwise tightening monetary policy in 2022 and 2023 to combat an increase in U.S. inflation. Inflation peaked in June of 2022 with consumer prices rising at a rate of 9.1% on a year-over-year basis, but has subsequently declined to 2.7% on a year-over-year basis in November of 2024. Based on this decline in inflation and other data, the Federal Reserve has stated that an easing of monetary policy is appropriate and that future rate cuts are likely, though the timing will depend on future inflation data. The Federal Reserve has also reduced the speed of the runoff of its balance sheet. On June 1, 2024, the Federal Reserve lowered its a monthly redemption cap on U.S. Treasury securities to $25 billion from $60 billion and maintained its $35 billion redemption cap on agency debt/MBS. The Federal Reserve reinvests principle payments in excess of these caps into U.S. Treasury securities in a manner that approximates the maturity composition of outstanding U.S. Treasury securities outstanding.
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
The impact on our operating results of future actions by the Federal Reserve that change market interest rates is discussed further below. See “Factors Impacting our Operating Results.”

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
Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:
Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
December 31, 2024	4.91%	1.12%	3.79%
September 30, 2024	4.93%	1.00%	3.92%
June 30, 2024	4.88%	1.13%	3.74%
March 31, 2024	4.83%	1.07%	3.75%
December 31, 2023	4.77%	0.96%	3.81%
September 30, 2023	4.66%	0.87%	3.79%
June 30, 2023	4.49%	0.53%	3.96%
March 31, 2023	4.40%	0.73%	3.68%

(A)	Average Cost of Funds also includes the benefits of related swaps.

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

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with US GAAP, which requires the use of estimates that involve the exercise of judgment and the use of assumptions as to future uncertainties. Our most critical accounting policies involve decisions and assessments that could affect our reported amounts of assets and liabilities, as well as our reported amounts of revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based were reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may change over time as we diversify our portfolio. The material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. For additional information on our material accounting policies and estimates, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Basis of Presentation and Significant Accounting Policies.”
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
We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. For information on our assessment of the realizability of deferred tax assets, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 15. Income Taxes.” We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Investments in Securities
Prior to fiscal year 2023, we designated all our investments in RMBS as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. On January 1, 2023, we elected the fair value option of accounting pursuant to ASC 825, Financial Instruments, for all RMBS acquired after such date. Unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss). Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 4. Investments in RMBS and Note 9. Fair Value.”
Revenue Recognition on Securities
Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. For information on how interest rates affect net interest income, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Effect on Net Interest Income.”
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

Results of Operations
Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):
Results of Operations

	Year Ended December 31,
	2024	2023
Income
Interest income	$55,798	$49,985
Interest expense	55,769	51,642
Net interest income (expense)	29	(1,657)
Servicing fee income	48,527	53,427
Servicing costs	12,418	11,248
Net servicing income	36,109	42,179
Other income (loss)
Realized loss on RMBS, net	(6,595)	(36,315)
Realized gain on investments in MSRs, net	504	-
Realized gain on derivatives, net	21,322	33,821
Realized gain on acquired assets, net	2	23
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(19,445)	9,755
Unrealized gain (loss) on derivatives, net	9,809	(43,071)
Unrealized loss on investments in Servicing Related Assets	(7,160)	(25,937)
Total Income (Loss)	34,575	(21,202)
Expenses
General and administrative expense	10,654	6,434
Compensation and benefits	1,572	466
Management fee to affiliate	6,037	6,830
Total Expenses	18,263	13,730
Income (Loss) Before Income Taxes	16,312	(34,932)
Provision for corporate business taxes	4,102	523
Net Income (Loss)	12,210	(35,455)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(240)	661
Dividends on preferred stock	(9,969)	(9,853)
Gain on repurchase and retirement of preferred stock	78	-
Net Income (Loss) Applicable to Common Stockholders	$2,079	$(44,647)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):
Segment Summary Data
	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2024
Interest income	$5	$55,793	$-	$55,798
Interest expense	1,404	54,365	-	55,769
Net interest income (expense)	(1,399)	1,428	-	29
Servicing fee income	48,527	-	-	48,527
Servicing costs	12,418	-	-	12,418
Net servicing income	36,109	-	-	36,109
Other income (expense) (A)	(8,117)	6,554	-	(1,563)
Other operating expenses (B)	(3,910)	(1,141)	(13,212)	(18,263)
Provision for corporate business taxes	(4,102)	-	-	(4,102)
Net other comprehensive income (loss)	-	(4,725)	-	(4,725)
Comprehensive income (loss)	$18,581	$2,116	$(13,212)	$7,485

Year Ended December 31, 2023
Interest income	$-	$49,985	$-	$49,985
Interest expense	1,572	50,070	-	51,642
Net interest expense	(1,572)	(85)	-	(1,657)
Servicing fee income	53,427	-	-	53,427
Servicing costs	11,248	-	-	11,248
Net servicing income	42,179	-	-	42,179
Other expense (A)	(29,443)	(32,281)	-	(61,724)
Other operating expenses (B)	(3,004)	(664)	(10,062)	(13,730)
Provision for corporate business taxes	(523)	-	-	(523)
Net other comprehensive income (loss)	-	26,559	-	26,559
Comprehensive income (loss)	$7,637	$(6,471)	$(10,062)	$(8,896)

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Interest Income
Interest income for the year ended December 31, 2024 was $55.8 million as compared to $50.0 million for the year ended December 31, 2023. The $5.8 million increase in interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to purchases of new securities, as well as replacing lower yielding securities with higher yielding securities coupled with portfolio positioning.
Interest Expense
Interest expense for the year ended December 31, 2024 was $55.7 million as compared to $51.6 million for the year ended December 31, 2023. The $4.1 million increase in interest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily due to a rise in repurchase obligations.
Servicing Fee Income
Servicing fee income for the year ended December 31, 2024 was $48.5 million as compared to $53.4 million for the year ended December 31, 2023. The $4.9 million decrease in servicing fee income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to changes in the size of the portfolio.
Servicing Costs
Servicing costs for the year ended December 31, 2024 were $12.4 million as compared to $11.2 million for the year ended December 31, 2023. The $1.2 million increase in servicing costs for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to one-time loan level adjustments as well as de-boarding fees related to the MSR sale.
Realized Loss on RMBS, Net
Realized loss on RMBS for the year ended December 31, 2024 was $6.6 million as compared to $36.3 million for the year ended December 31, 2023. The $29.7 million decrease in realized loss on RMBS for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to a decline in the number of RMBS securities sold during the year ended December 31, 2024.
Realized Gain on Investments in MSRs, Net
Realized gain on investments in MSRs for the year ended December 31, 2024 was approximately $504,000 as compared to $0 for the year ended December 31, 2023. The increase of $504,000 in realized gain on MSRs was because no MSRs were sold during the year ended December 31, 2023.
Realized Gain on Derivatives, Net
Realized gain on derivatives for the year ended December 31, 2024 was $21.3 million as compared to $33.8 million for the year ended December 31, 2023. The $12.5 million decrease in realized gain on derivatives for the year ended December 31, 2024 as compared to December 31, 2023 was substantially comprised of an increase of $24.7 million in losses on TBAs and a decrease of $1.4 million in interest income on interest rate swaps, offset by a decrease of $9.2 million in losses on interest rate swaps and a decrease of $4.3 million in losses on U.S. Treasury futures.
Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net
Unrealized loss on RMBS measured at fair value through earnings for the year ended December 31, 2024 was $19.4 million as compared to a gain of $9.8 million for the year ended December 31, 2023. The increase of $29.2 million in unrealized loss on RMBS measured at fair value through earnings was due to a rise in interest rates during the year.

Unrealized Gain (Loss) on Derivatives
Unrealized gain on derivatives for the year ended December 31, 2024 was $9.8 million as compared to a loss of $43.1 million for the year ended December 31, 2023. The $52.9 million decrease in unrealized loss on derivatives for the year ended December 31, 2024 as compared to December 31, 2023 was primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.
Unrealized Loss on Investments in Servicing Related Assets
Unrealized loss on our investments in Servicing Related Assets for the year ended December 31, 2024 was $7.2 million as compared to $25.9 million for the year ended December 31, 2023. The $18.7 million decrease in unrealized loss on our investments in Servicing Related Assets for December 31, 2024 as compared to December 31, 2023 was primarily due to changes in valuation inputs or assumptions.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2024 was $10.7 million as compared to $6.4 million for the year ended December 31, 2023. The $4.3 million increase in general and administrative expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to an increase in professional fees relating to the Internalization.
Compensation and Benefits
Compensation and benefits expense for the year ended December 31, 2024 was $1.6 million as compared to $466,000 for the year ended December 31, 2023. The $1.1 million increase in compensation and benefits expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was because, effective as of November 14, 2024, the Company started operating as an internally managed Company.
Net Income Allocated to Noncontrolling Interests in Operating Partnership
Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors, officers and employees represented approximately 2.0% and 1.9% of net income for the years ended December 31, 2024 and December 31, 2023, respectively.
For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):
Accumulated Other Comprehensive Income (Loss)
Year Ended December 31, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(4,725)
Accumulated other comprehensive loss, December 31, 2024	$(7,270)

Year Ended December 31, 2023
Accumulated other comprehensive loss, December 31, 2022	$(29,104)
Other comprehensive income	26,559
Accumulated other comprehensive loss, December 31, 2023	$(2,545)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the year ended December 31, 2024, a rise in interest rates caused a net unrealized loss on our available-for-sale RMBS. During the year ended December 31, 2023, tightening of credit spreads and an interest rate rally in the 5-year U.S. Treasury rate caused a net unrealized gain on our available-for-sale RMBS, which was chiefly driven by the interest and mortgage rate rally that occurred in the fourth quarter of the year and positioning of securities. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).
Non-GAAP Financial Measures
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:
•	earnings available for distribution; and

•	earnings available for distribution per average common share.

EAD is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, unrealized gain (loss) on RMBS measured at fair value through earnings, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized gain (loss) on derivatives, net” on the consolidated statements of income (loss). EAD is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.
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

Earnings Available for Distribution
EAD for the year ended December 31, 2024 as compared to the year ended December 31, 2023, decreased by approximately $6.3 million or $0.30 per average common share.  Approximately $3.9 million of this or $0.13 per average common share was due to internalization costs. The remaining variance was primarily due to changes in interest rates.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):
	Year Ended December 31,
	2024	2023
Net Income (Loss)	$12,210	$(35,455)
Realized loss on RMBS, net	6,595	36,315
Realized loss on derivatives, net (A)	14,687	4,377
Realized gain on investments in MSRs, net	(504)	-
Realized gain on acquired assets, net	(2)	(23)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	19,445	(9,755)
Unrealized loss (gain) on derivatives, net	(9,809)	43,071
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(26,796)	(12,593)
Tax expense on realized and unrealized gain on MSRs	6,716	2,876
Total EAD:	$22,542	$28,813
EAD attributable to noncontrolling interests in Operating Partnership	(442)	(537)
Dividends on preferred stock	(9,969)	(9,853)
EAD Attributable to Common Stockholders	$12,131	$18,423
EAD Attributable to Common Stockholders, per Diluted Share	$0.40	$0.70
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$0.07	$(1.70)

(A)
Excludes drop income on TBA dollar rolls of $2.4 million and $3.2 million and interest rate swap periodic interest income of $33.6 million and $35.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Our Portfolio
MSRs
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $17.3 billion as of December 31, 2024.
The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):
MSR Collateral Characteristics
As of December 31, 2024
		Collateral Characteristics
	Current arrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%
MSR Total/Weighted Average	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%

As of December 31, 2023
		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%
MSR Total/Weighted Average	$253,629	$19,972,994	3.48%	0.25%	300	42	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS
The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):
RMBS Characteristics
As of December 31, 2024
			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

As of December 31, 2023
			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:
Net Interest Spread
	December 31, 2024	December 31, 2023
Weighted Average Asset Yield	4.93%	5.33%
Weighted Average Interest Expense (A)	2.03%	1.51%
Net Interest Spread	2.90%	3.82%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements
As of December 31, 2024, we had repurchase agreements with 35 counterparties and approximately $1,077.3 million of outstanding repurchase agreement borrowings from 12 of those counterparties, which were used to finance RMBS. As of December 31, 2024, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2024 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.
Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):
Repurchase Agreement Average and Maximum Amounts
Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907
March 31, 2023	$972,138	$991,618	$991,618

The increase in the Company’s borrowings under its repurchase agreements for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to the purchase of new RMBS securities, a large portion of which are financed through repurchase agreements.
These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of December 31, 2024 and 4.3% December 31, 2023. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):
Repurchase Agreement Characteristics
As of December 31, 2024
	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,029,996	$1,005,685	4.75%
One to three months	73,626	71,572	4.72%
Total/Weighted Average	$1,103,622	$1,077,257	4.75%

As of December 31, 2023
	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$833,443	$772,466	5.55%
One to three months	139,778	131,023	5.55%
Total/Weighted Average	$973,221	$903,489	5.55%

The amount of collateral as of December 31, 2024 and December 31, 2023, including cash, was $1,123.7 million and $984.2 million, respectively.
The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2024 and December 31, 2023 was 18 days and 21 days, respectively.

MSR Financing
As of December 31, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.
Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At December 31, 2024 and December 31, 2023, approximately $56.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.
Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.9%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2024 and December 31, 2023, approximately $95.6 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.
Cash Flows
Operating and Investing Activities
Our operating activities used cash of approximately $4.7 million and provided cash of approximately $40.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. Our investing activities used cash of approximately $141.3 million and $104.1 million for the years ended December 31, 2024 and December 31, 2023, respectively. The cash used by our investing activities during the years ended December 31, 2024 and December 31, 2023 primarily resulted from RMBS purchases offset by RMBS sales and principal paydowns of RMBS.

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

Our ability to make distributions to our stockholders will depend upon the performance of our investment portfolio, and, in turn, upon the management of our business by our management team. Distributions will be made quarterly in cash to the extent that cash is available for distribution. We may not be able to generate sufficient cash available for distribution to pay distributions to our stockholders. In addition, our board of directors may change our distribution policy with respect to our common stock in the future. No assurance can be given that we will be able to make any other distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time.
We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the year ended December 31, 2024 was $0.07 and our GAAP loss per diluted share for the year ended December 31, 2023 was $1.70.

Contractual Obligations

Our contractual obligations as of December 31, 2024 and December 31, 2023 included repurchase agreements, borrowings under our MSR financing arrangements, our Management Agreement with our Manager, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):
Contractual Obligations Characteristics
As of December 31, 2024
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,077,257	$-	$-	$-	$1,077,257
Interest on repurchase agreement borrowings(A)	$4,112	$-	$-	$-	$4,112
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,098	$-	$-	$-	$1,098
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$555	$14,323	$80,722	$-	$95,600
Interest on Fannie Mae MSR Revolving Facility	$603	$-	$-	$-	$603

As of December 31, 2023
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$903,489	$-	$-	$-	$903,489
Interest on repurchase agreement borrowings(A)	$3,930	$-	$-	$-	$3,930
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$64,500
Interest on Freddie Mac MSR Revolver borrowings	$1,329	$-	$-	$-	$1,329
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,679	$97,321	$-	$106,000
Interest on Fannie Mae MSR Revolving Facility	$747	$-	$-	$-	$747

(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2024 and December 31, 2023, respectively, and includes all interest expense incurred through those dates.

Management Agreement
The Management Agreement with CHMM, which was terminated on November 14, 2024, provided that CHMM was entitled to receive a management fee, the reimbursement of certain expenses and, in certain circumstances, a termination fee. The management fee was an amount equal to 1.5% per annum of stockholders’ equity, adjusted as set forth in the Management Agreement, and calculated and payable quarterly in arrears. In certain circumstances, we were required to pay CHMM a termination fee equal to three times the average annual management fee earned by CHMM during the two four-quarter periods ending as of the end of the most recently completed fiscal quarter prior to the effective date of the termination. Such termination fee was required to be paid upon termination or non-renewal of the Management Agreement by us without cause or by CHMM if we materially breached the Management Agreement. The Management Agreement was terminated without payment of any termination fee in connection with our consummation of an internalization event (as defined in the Management Agreement), effective as of November 14, 2024.
We paid all of our direct operating expenses, except those specifically required to be borne by CHMM under the Management Agreement. CHMM was responsible for all costs incident to the performance of its duties under the Management Agreement. We believe that CHMM used the proceeds from its management fee in part to pay the Services Provider for services provided under the Services Agreement. Our officers received no cash compensation directly from us. CHMM provided us with our officers. CHMM was entitled to be reimbursed for an agreed upon portion of the costs of the wages, salary and other benefits with respect to our CFO, and, prior to January 1, 2022, our general counsel, originally based on the percentages of their working time and efforts spent on matters related to the Company. The amount of the wages, salary and benefits reimbursed with respect to the officers CHMM provided to us was subject to the approval of the compensation committee of our board of directors.
Subservicing Agreements
As of December 31, 2024, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.
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

Inflation
Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve has been reducing its federal funds rate target and otherwise easing monetary policy based on improved inflation data. The Federal Reserve’s actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy in the future, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.
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

Interest Rate Cap Risk
Any adjustable-rate RMBS that we acquire will generally be subject to interest rate caps, which potentially could cause such RMBS to acquire many of the characteristics of fixed-rate securities if interest rates were to rise above the cap levels. This issue will be magnified to the extent we acquire adjustable-rate and hybrid adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, adjustable-rate and hybrid adjustable-rate RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on such assets than we would need to pay the interest cost on our related borrowings. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above under “—Interest Rate Risk.” Actual economic conditions or implementation of decisions by our management team may produce results that differ significantly from the estimates and assumptions used in our models.
Prepayment Risk; Extension Risk
The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):
MSR Fair Value Changes
As of December 31, 2024
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$257,269	$244,952	$233,658	$223,276	$213,708
Change in FV	$23,611	$11,294	$-	$(10,382)	$(19,950)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$240,653	$237,709	$233,658	$228,942	$223,862
Change in FV	$6,995	$4,051	$-	$(4,716)	$(9,796)
% Change in FV	3%	2%	-	(2)%	(4)%
Servicing Cost Shift in %
Estimated FV	$241,240	$237,449	$233,658	$229,867	$226,076
Change in FV	$7,582	$3,791	$-	$(3,791)	$(7,582)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2023
	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$278,018	$265,310	$253,629	$242,863	$232,917
Change in FV	$24,389	$11,682	$-	$(10,766)	$(20,712)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$265,422	$259,981	$253,629	$246,972	$240,306
Change in FV	$11,793	$6,352	$-	$(6,657)	$(13,322)
% Change in FV	5%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$262,597	$258,113	$253,629	$249,144	$244,660
Change in FV	$8,968	$4,484	$-	$(4,484)	$(8,968)
% Change in FV	4%	2%	-	(2)%	(4)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2024

	December 31, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$800,308
Estimated FV		$803,881	$803,288	$802,088	$798,050	$795,322	$792,144
Change in FV		$3,574	$2,980	$1,781	$(2,258)	$(4,986)	$(8,164)
% Change in FV		0.45%	0.37%	0.22%	(0.28)%	(0.62)%	(1.02)%

As of December 31, 2023

	December 31, 2023	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$749,491
Estimated FV		$753,297	$752,391	$751,103	$747,569	$745,369	$742,833
Change in FV		$3,806	$2,900	$1,612	$(1,922)	$(4,122)	$(6,658)
% Change in FV		0.51%	0.39%	0.22%	(0.26)%	(0.55)%	(0.89)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2024, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a fair value of $234 million as of December 31, 2024, as included in Notes 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

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

March 6, 2025

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2024	December 31, 2023
Assets
RMBS, at fair value (including pledged assets of $1,103,622 and $973,221, respectively)	$1,122,420	$1,012,130
Investments in Servicing Related Assets, at fair value (including pledged assets of $233,658 and $253,629, respectively)	233,658	253,629
Cash and cash equivalents	46,313	52,886
Restricted cash	24,446	16,441
Derivative assets	30,048	19,504
Receivables and other assets	34,290	38,402
Total Assets	$1,491,175	$1,392,992
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,077,257	$903,489
Derivative liabilities	3,869	16,617
Notes payable	151,226	169,314
Dividends payable	7,011	6,650
Due to manager	-	1,789
Accrued expenses and other liabilities	18,190	36,758
Total Liabilities	$1,257,553	$1,134,617
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of December 31, 2024 and December 31, 2023, $69,541 liquidation preference as of December 31, 2024 and December 31, 2023	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of December 31, 2024 and 2,000,000 shares issued and outstanding as of December 31, 2023, $40,103 liquidation preference as of December 31, 2024 and $50,000 liquidation preference as of December 31, 2023	38,553	48,068
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 31,625,073 shares issued and outstanding as of December 31, 2024 and 500,000,000 shares authorized and 30,019,969 shares issued and outstanding as of December 31, 2023	322	305
Additional paid-in capital	381,069	375,498
Accumulated Deficit	(249,643)	(233,161)
Accumulated other comprehensive loss	(7,270)	(2,545)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$230,342	$255,476
Non-controlling interests in Operating Partnership	3,280	2,899
Total Stockholders’ Equity	$233,622	$258,375
Total Liabilities and Stockholders’ Equity	$1,491,175	$1,392,992

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2024	2023	2022
Income
Interest income	$55,798	$49,985	$29,642
Interest expense	55,769	51,642	17,563
Net interest income (expense)	29	(1,657)	12,079
Servicing fee income	48,527	53,427	53,430
Servicing costs	12,418	11,248	11,837
Net servicing income	36,109	42,179	41,593
Other income (loss)
Realized loss on RMBS, net	(6,595)	(36,315)	(99,694)
Realized gain on investments in MSRs, net	504	-	-
Realized gain on derivatives, net	21,322	33,821	1,363
Realized gain on acquired assets, net	2	23	12
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(19,445)	9,755	-
Unrealized gain (loss) on derivatives, net	9,809	(43,071)	61,864
Unrealized gain (loss) on investments in Servicing Related Assets	(7,160)	(25,937)	22,976
Total Income (Loss)	34,575	(21,202)	40,193
Expenses
General and administrative expense	10,654	6,434	5,810
Compensation and benefits	1,572	466	495
Management fee to affiliate	6,037	6,830	6,629
Total Expenses	18,263	13,730	12,934
Income (Loss) Before Income Taxes	16,312	(34,932)	27,259
Provision for corporate business taxes	4,102	523	5,070
Net Income (Loss)	12,210	(35,455)	22,189
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(240)	661	(450)
Dividends on preferred stock	(9,969)	(9,853)	(9,853)
Gain on repurchase and retirement of preferred stock	78	-	-
Net Income (Loss) Applicable to Common Stockholders	$2,079	$(44,647)	$11,886
Net Income (Loss) Per Share of Common Stock
Basic	$0.07	$(1.70)	$0.60
Diluted	$0.07	$(1.70)	$0.60
Weighted Average Number of Shares of Common Stock Outstanding
Basic	30,438,081	26,262,407	19,768,286
Diluted	30,440,349	26,293,903	19,795,639

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$12,210	$(35,455)	$22,189
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(4,725)	26,559	(36,631)
Net other comprehensive income (loss)	(4,725)	26,559	(36,631)
Comprehensive income (loss)	$7,485	$(8,896)	$(14,442)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(147)	166	293
Dividends on preferred stock	(9,969)	(9,853)	(9,853)
Gain on repurchase and retirement of preferred stock	78	-	-
Comprehensive loss attributable to common stockholders	$(2,553)	$(18,583)	$(24,002)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2021	18,261,848	$187	4,781,635	$115,379	$311,255	$7,527	$(158,483)	$2,951	$278,816
Issuance of common stock	5,246,282	52	-	-	33,255	-	-	-	33,307
Net Income	-	-	-	-	-	-	21,739	450	22,189
Other Comprehensive Loss	-	-	-	-	-	(36,631)	-	-	(36,631)
LTIP-OP Unit awards	-	-	-	-	-	-	-	496	496
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(416)	(416)
Common dividends declared, $1.08 per share	-	-	-	-	-	-	(22,393)	-	(22,393)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,124)	-	(4,124)
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	6,511,839	66	-	-	30,988	-	-	-	31,054
Net Loss	-	-	-	-	-	-	(34,794)	(661)	(35,455)
Other Comprehensive Income	-	-	-	-	-	26,559	-	-	26,559
LTIP-OP Unit awards	-	-	-	-	-	-	-	468	468
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(389)	(389)
Common dividends declared, $0.72 per share	-	-	-	-	-	-	(19,527)	-	(19,527)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,123)	-	(4,123)
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	1,605,104	17	-	-	5,571	-	-	-	5,588
Repurchase and retirement of preferred stock	-	-	(395,897)	(9,515)	-	-	77	-	(9,438)
Redemption of OP units for cash	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	11,970	240	12,210
Other Comprehensive Loss	-	-	-	-	-	(4,725)	-	-	(4,725)
LTIP-OP Unit awards	-	-	-	-	-	-	-	496	496
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(346)	(346)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(18,560)	-	(18,560)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.61 per share	-	-	-	-	-	-	(4,241)	-	(4,241)
Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$12,210	$(35,455)	$22,189
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	6,595	36,315	99,694
Unrealized (gain) loss on investments in Servicing Related Assets	7,160	25,937	(22,976)
Realized gain on investments in MSRs, net	(504)	-	-
Realized gain on acquired assets, net	(2)	(23)	(12)
Realized gain on derivatives, net	(21,322)	(33,821)	(1,363)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	19,445	(9,755)	-
Unrealized (gain) loss on derivatives, net	(9,809)	43,071	(61,864)
Amortization (accretion) of premiums on RMBS	(3,030)	(1,820)	613
Amortization of deferred financing costs	311	185	120
LTIP-OP Unit awards	496	468	496
Changes in:
Receivables and other assets, net	4,116	(1,613)	6,589
Due to manager	(1,789)	(81)	(19)
Accrued expenses and other liabilities, net	(18,568)	17,251	16,446
Net cash provided by (used in) operating activities	$(4,691)	$40,659	$59,913
Cash Flows From Investing Activities
Purchase of RMBS	(414,400)	(761,946)	(1,080,180)
Principal paydown of RMBS	81,243	68,371	92,598
Proceeds from sale of RMBS	195,132	585,617	901,788
Proceeds from sale of MSRs	13,308	-	-
Acquisition of MSRs	7	174	(38,036)
Payments for settlement of derivatives	(16,624)	(9,329)	(27,774)
Proceeds from settlement of derivatives	-	13,059	23,402
Net cash used in investing activities	$(141,334)	$(104,054)	$(128,202)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	9,929,684	9,300,725	6,081,968
Repayments of repurchase agreements	(9,755,916)	(9,223,198)	(6,121,500)
Proceeds from derivative financing	24,462	4,946	56,025
Proceeds from bank loans	-	(759)	41,500
Principal paydown of bank loans	(18,400)	(14,000)	(3,000)
Dividends paid	(28,168)	(31,211)	(30,818)
LTIP-OP Units distributions paid	(346)	(389)	(416)
Redemption of OP units for cash	(9)	-	-
Issuance of common stock, net of offering costs	5,588	31,054	33,307
Repurchase and retirement of preferred stock	(9,438)	-	-
Net cash provided by financing activities	$147,457	$67,168	$57,066
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$1,432	$3,773	$(11,223)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	69,327	65,554	76,777
Cash, Cash Equivalents and Restricted Cash, End of Period	$70,759	$69,327	$65,554
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$33,678	$28,885	$10,806
Cash paid during the period for income taxes	64	56	44
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,011	$6,650	$8,483
Sale of RMBS, settled after period end	-	-	(49,803)
Purchase of RMBS, settled after period end	-	-	78,881

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

Prior to November 14, 2024, we were externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), which was responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors.  The Company and the CHMM’s relationship was governed by the Amended and Restated Management Agreement, dated as of September 24, 2013 (as amended, the “Management Agreement”).

Effective as of November 14, 2024, the Company completed an “Internalization Event” within the meaning of the Management Agreement. Upon consummation of the Internalization Event, the Management Agreement terminated without payment of a termination fee to CHMM in accordance with its terms and we ceased being externally managed. As a result of the Internalization Event, the Company now operates as a fully integrated and internally managed company with its own dedicated executive management team to manage its business.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of December 31, 2024, we owned 98.0% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the years ended December 31, 2024 and December 31, 2023 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.7 million and $4.0 million at December 31, 2024 and December 31, 2023, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of December 31, 2024 and December 31, 2023. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2024 and December 31, 2023. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

From time to time, the Company enters into a TBA dollar roll which represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop.” The drop is a reflection of the expected net interest income from an investment in similar Agency RMBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, drop income on TBA dollar rolls generally represents the economic equivalent of the net interest income earned on the underlying Agency RMBS less an implied financing cost. TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions.
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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.3 million and $16.4 million at December 31, 2024 and December 31, 2023, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $20.1 and $0 million at December 31, 2024 and December 31, 2023, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2024 and December 31, 2023, approximately $61.3 million and $75.8 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due to CHMM pursuant to the Management Agreement, terminated effective as of November 14, 2024. For further information on the Management Agreement, see Note 7.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Realized gain (loss) on RMBS, net
Gain on RMBS, available-for-sale, measured at fair value through OCI (A)	$105	$-	$50
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	(4,724)	(29,944)	(99,744)
Gain on RMBS measured at fair value through earnings	59	-	-
Loss on RMBS measured at fair value through earnings	(2,035)	(6,371)	-
Realized loss on RMBS, net	$(6,595)	$(36,315)	$(99,694)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Recent Accounting Pronouncements

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has determined this ASU will not have a material impact on its Consolidated Financial Statements.

Compensation - In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profit interests and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. The ASU’s amendments are effective for the Company beginning January 1, 2025, including interim periods within those years. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220- 40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption, but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 3 — Segment Reporting

Public companies are required to disclose certain information about their reportable operating segments, which are defined as significant components of an enterprise for which separate financial information is available and is evaluated on a regular basis by the chief operating decision maker (“CODM”) in assessing performance of the segment and in deciding how to allocate resources to an individual segment. The structure of the Company’s reportable segments is determined based on the financial information used by the Company’s CODM to assess performance and allocate resources. The Company’s CODM is its Chief Executive Officer.

The two reportable segments that the Company conducts its business through are investments in RMBS and investments in Servicing Related Assets, which are the primary revenue generating assets of the Company. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under the “All Other” category as a reconciling item to the Company’s consolidated financial statements. The activities within the “All Other” category consists of certain corporate level expenses including general and administrative expenses, compensation and benefits and management fees paid to affiliate prior to Internalization. The Company’s segments align with its primary business operations and how the CODM reviews its operating results. The primary measure of profitability used to evaluate segment performance and allocate resources is comprehensive income (loss). Analysis of the information presented in the tables below is presented to the CODM on a regular basis to assess segment profitability as well as to identify risks and opportunities to determine resource allocation.

The accounting principles applied at the operating segment level in determining comprehensive income (loss) are the same as those applied at the consolidated financial statement level. Compensation and benefits as well as general and administrative expenses are allocated to the reportable segments using a reasonable allocation key that takes into account the activities giving rise to such expenses.

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2024
Interest income	$5	$55,793	$-	$55,798
Interest expense	1,404	54,365	-	55,769
Net interest income (expense)	(1,399)	1,428	-	29
Servicing fee income	48,527	-	-	48,527
Servicing costs	12,418	-	-	12,418
Net servicing income	36,109	-	-	36,109
Other income (expense) (A)	(8,117)	6,554	-	(1,563)
Other operating expenses (B)	(3,910)	(1,141)	(13,212)	(18,263)
Provision for corporate business taxes	(4,102)	-	-	(4,102)
Net other comprehensive income (loss)	-	(4,725)	-	(4,725)
Comprehensive income (loss)	$18,581	$2,116	$(13,212)	$7,485

Year Ended December 31, 2023
Interest income	$-	$49,985	$-	$49,985
Interest expense	1,572	50,070	-	51,642
Net interest expense	(1,572)	(85)	-	(1,657)
Servicing fee income	53,427	-	-	53,427
Servicing costs	11,248	-	-	11,248
Net servicing income	42,179	-	-	42,179
Other expense (A)	(29,443)	(32,281)	-	(61,724)
Other operating expenses (B)	(3,004)	(664)	(10,062)	(13,730)
Provision for corporate business taxes	(523)	-	-	(523)
Net other comprehensive income (loss)	-	26,559	-	26,559
Comprehensive income (loss)	$7,637	$(6,471)	$(10,062)	$(8,896)

Year Ended December 31, 2022
Interest income	$-	$29,642	$-	$29,642
Interest expense	3,837	13,726	-	17,563
Net interest income (expense)	(3,837)	15,916	-	12,079
Servicing fee income	53,430	-	-	53,430
Servicing costs	11,837	-	-	11,837
Net servicing income	41,593	-	-	41,593
Other income (expense) (A)	(26,655)	13,176	-	(13,479)
Other operating expenses (B)	(2,755)	(692)	(9,487)	(12,934)
Provision for corporate business taxes	(5,070)	-	-	(5,070)
Net other comprehensive income (loss)	-	(36,631)	-	(36,631)
Comprehensive income (loss)	$3,276	$(8,231)	$(9,487)	$(14,442)

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

December 31, 2023
Investments	$253,629	$1,012,130	$-	$1,265,759
Other assets	33,785	39,939	53,509	127,233
Total assets	287,414	1,052,069	53,509	1,392,992
Debt	169,314	903,489	-	1,072,803
Other liabilities	4,240	47,990	9,584	61,814
Total liabilities	173,554	951,479	9,584	1,134,617
Net Assets	$113,860	$100,590	$43,925	$258,375

Note 4 — Investments in RMBS

At December 31, 2024, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS,” which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.
The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$211,773	$187,746	$2,970	$(1,607)	$189,109	15	(B)	4.55%	4.70%	28
Freddie Mac	262,695	235,260	1,075	(4,865)	231,470	19	(B)	4.45%	4.50%	28
RMBS, measured at fair value through earnings
Fannie Mae	221,965	208,487	4,606	(1,076)	212,017	17	(B)	4.78%	4.94%	28
Freddie Mac	401,287	373,310	7,515	(1,291)	379,534	29	(B)	4.72%	4.88%	29
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$317,711	$259,280	$492	$(7,644)	$252,128	23	(B)	4.48%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	984,449	879,982	5,004	(14,694)	870,292	72	(B)	4.89%	5.00%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

As of December 31, 2023

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$474,467	$423,006	$4,045	$(6,472)	$420,579	34	(B)	4.49%	4.59%	28
RMBS, measured at fair value through earnings
Over 10 Years	623,253	581,797	12,121	(2,367)	591,551	46	(B)	4.74%	4.90%	28
Total/weighted average RMBS	$1,097,720	$1,004,803	$16,166	$(8,839)	$1,012,130	80		4.64%	4.77%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2024 and December 31, 2023, the Company pledged Agency RMBS with a carrying value of approximately $1,103.6 million and $973.2 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2024 and December 31, 2023, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

Based on management’s analysis of the Company’s available-for-sale designated securities, the performance of the underlying loans and changes in market factors, management determined that unrealized losses as of the balance sheet date on the Company’s available-for-sale designated securities were primarily the result of changes in market factors, rather than issuer-specific credit impairment. The Company performed analyses in relation to such securities, using management’s best estimate of their cash flows, which support its belief that the carrying values of such securities were fully recoverable over their expected holding periods. Such market factors include changes in market interest rates and credit spreads and certain macroeconomic events, none of which will directly impact the Company’s ability to collect amounts contractually due. Management continually evaluates the credit status of each of the Company’s securities and the collateral supporting those securities. This evaluation includes a review of the credit of the issuer of the security (if applicable), the credit rating of the security (if applicable), the key terms of the security (including credit support), debt service coverage and loan to value ratios, the performance of the pool of underlying loans and the estimated value of the collateral supporting such loans, including the effect of local, industry and broader economic trends and factors. Significant judgment is required in this analysis for available-for-sale designated investments in RMBS that are not guaranteed by an Agency or U.S. government sponsored enterprises. All of the Company’s available-for-sale designated investments in RMBS are guaranteed by Agencies or U.S. government sponsored enterprises.

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2024 and December 31, 2023, nor any impairment charges in earnings during the years ended December 31, 2024 and December 31, 2023.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of December 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$174,646	$142,337	$(2,993)	$139,344	13	(B)	4.76%	4.86%	27
Twelve or More Months	79,284	63,297	(4,651)	58,646	5	(B)	3.44%	3.59%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$253,930	$205,634	$(7,644)	$197,990	18		4.35%	4.47%	27

As of December 31, 2023

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$126,949	$109,425	$(813)	$108,612	8	(B)	4.23%	4.35%	28
Twelve or More Months	163,190	148,241	(5,659)	142,582	12	(B)	4.08%	4.10%	28
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$290,139	$257,666	$(6,472)	$251,194	20		4.14%	4.21%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

MSRs

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $17.3 billion as of December 31, 2024.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,304,133	$233,658	3.50%	24.5	$(7,160)
MSR Total/Weighted Average	$17,304,133	$233,658	3.50%	24.5	$(7,160)

As of December 31, 2023

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$19,972,994	$253,629	3.48%	25.0	$(25,937)
MSR Total/Weighted Average	$19,972,994	$253,629	3.48%	25.0	$(25,937)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.3%
Total	100.0%

As of December 31, 2023

Percentage of Total Outstanding Unpaid Principal Balance
California	13.7%
Virginia	8.3%
New York	8.3%
Maryland	6.4%
Texas	5.9%
Florida	5.4%
North Carolina	5.0%
All other	47.0%
Total	100.0%

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

Note 6 — Equity and Earnings per Common Share

Common Stock

On October 9, 2013, the Company completed an IPO and a concurrent private placement of its common stock. The Company did not conduct any activity prior to the IPO and the concurrent private placement.

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the years ended December 31, 2024 and December 31, 2023. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

The Company’s Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock was not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of shares of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends. The initial dividend rate for the Series B Preferred Stock from, and including, the date of original issuance to, but excluding, April 15, 2024 was 8.250% of the $25.00 per share liquidation preference per annum (equivalent to $2.0625 per annum per share). During the floating rate period, dividends on the Series B Preferred Stock accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the Three-month CME Term SOFR plus a spread of 5.89261%.

Dividends on the Series A Preferred Stock and B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

On September 27, 2024, the Company announced that it was revising its third quarter dividend on the Series B Preferred Stock from $0.6986 per share to $0.7152 per share.  The revised dividend in the amount of $0.7152 per share was paid in cash on October 15, 2024 to holders of record of the Series B Preferred Stock as of the close of business on September 30, 2024.

In addition, the Company’s previously declared and paid second quarter Series B Preferred Stock dividend of $0.6995 per share, which was paid in cash on July 15, 2024 to holders of record as of the close of business on June 28, 2024, required an additional payment.  The Company declared an additional cash dividend in the amount of $0.0096 per share, which was paid on October 15, 2024 to holders of record of the Series B Preferred Stock as of the close of business on June 28, 2024.

Common Stock ATM Program

In August 2018, the Company instituted the Common Stock ATM Program of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $49.2 million was remaining as of December 31, 2024. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2024 the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000. During the year ended December 31, 2023, the Company issued and sold 6,470,004 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $4.87 per share for aggregate gross proceeds of approximately $31.5 million before fees of approximately $631,000.

Preferred Series A ATM Program

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A ATM Program pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2024 and December 31, 2023, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

Common Stock Repurchase Program

In September 2019, the Company instituted a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2024 and December 31, 2023, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of Preferred Stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77, and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. During the year ended December 31, 2023, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2021	(391,647)		916	44,795	(144,980)		3,155	-	-		-	-	-	1,012,239
Number of securities issued or to be issued upon exercise	(68,250)	(C)	-	-	(33,441)		-	-	-		-	-	-	(101,691)	$7.70
Number of securities forfeited	-		4,916	-	-		-	-	-		-	-	-	4,916
December 31, 2022	(459,897)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(D)	-	-	(41,835)		-	-	-		-	-	-	(134,035)	$5.74
Increase in the number of securities available for issuance	-		-	-	-		-	-	-		-	-	-	2,006,736
December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(E)	-	-	(63,416)	(F)	-	3,229	(181,942)	(G)	-	-	-	(356,753)	$3.73
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660
December 31,2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072

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

(C)	Subject to forfeiture in certain circumstances prior to January 3, 2025.
(D)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(E)	Subject to forfeiture in certain circumstances prior to January 16, 2027.
(F)	Subject to forfeiture in certain circumstances prior to June 14, 2025.
(G)	Subject to forfeiture in certain circumstances prior to May 30, 2027.

The Company recognized share-based compensation expense of approximately $832,000 and $676,000 during the years ended December 31, 2024 and December 31, 2023, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of December 31, 2024, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2024, the non-controlling interest holders in the Operating Partnership owned 597,110 LTIP-OP Units, or approximately 2.0% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$12,210	$(35,455)	$22,189
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(240)	661	(450)
Dividends on preferred stock	(9,969)	(9,853)	(9,853)
Gain on repurchase and retirement of preferred stock	78	-	-
Net income allocated to participating securities	(25)	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$2,054	$(44,647)	$11,886
Effect of dilutive securities:
Add back net income allocated to participating securities	25	-	-
Numerator for diluted EPS - net income applicable to common stockholders after assumed conversion (C)	$2,079	$(44,647)	$11,886
Denominator:
Denominator for basic EPS - weighted average common shares (B)	30,438,081	26,262,407	19,768,286
Effect of dilutive securities:
Participating restricted common stock	2,268	31,496	27,353
Non-participating restricted stock units	-	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	30,440,349	26,293,903	19,795,639
Basic and Diluted EPS:
Basic (A/B)	$0.07	$(1.70)	$0.60
Diluted (C/D)	$0.07	$(1.70)	$0.60

The computations of diluted EPS for the year ended December 31, 2024 excludes 181,942 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

Note 7 — Transactions with Related Parties

Manager

Prior to November 14, 2024, the Company was a party to the Management Agreement with CHMM, pursuant to which CHMM provided for the day-to-day management of the Company’s operations. The Management Agreement required CHMM to manage the Company’s business affairs in conformity with the policies that were approved and monitored by the Company’s board of directors. For performing these services, the Company paid CHMM the management fee which was payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), in addition to other expenses.

The Management Agreement between the Company and CHMM was negotiated between related parties, and the terms, including fees payable, may not have been as favorable to the Company as if it had been negotiated with an unaffiliated third party. The Management Agreement was terminated in accordance with its terms on November 14, 2024. The Company paid CHMM the management fees that accrued up to the effective date of termination net of reimbursable expenses incurred by the Company on behalf of CHMM up to the effective date of termination.

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2024	2023	2022
Management fees	$5,514	$6,250	$6,119
Compensation reimbursement	523	580	510
Total	$6,037	$6,830	$6,629

Subservicing Agreement

In August 2020, Freedom Mortgage acquired RoundPoint Mortgage Servicing Corporation (“RoundPoint”), one of Aurora’s subservicers and a seller of Fannie Mae and Freddie Mac MSRs pursuant to a flow purchase agreement with Aurora. In September 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The subservicing agreement with RoundPoint had an initial term of two years and is subject to automatic renewal every two years for an additional two-year term unless either party chooses not to renew. The current renewal term expires in August 2025. The subservicing agreement may be terminated without cause by either party by giving notice as specified in the agreement. If the agreement is not renewed by Aurora or terminated by Aurora without cause, de-boarding fees will be due to the subservicer. Under the subservicing agreement, RoundPoint agrees to service the applicable mortgage loans in accordance with applicable law. Aurora received servicing fee income from RoundPoint of $23.9 million during the nine-month period ended September 30, 2023. Aurora paid RoundPoint servicing costs of $3.8 million during the nine-month period ended September 30, 2023. The flow purchase agreement provides that RoundPoint may offer, and Aurora may purchase mortgage servicing rights from time to time on loans originated through RoundPoint’s network of loan sellers. RoundPoint’s sellers sell the loans to Fannie Mae or Freddie Mac and sell the mortgage servicing rights to RoundPoint which sells the MSR to Aurora. RoundPoint then subservices the loans for Aurora pursuant to the subservicing agreement.

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

Other Transactions with Related Parties

Prior to the Internalization, Aurora leased three employees from Freedom Mortgage and reimbursed Freedom Mortgage on a monthly basis.

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2024	December 31, 2023
Notional amount of interest rate swaps	$1,171,750	$1,057,000
Notional amount of TBAs, net	(435,575)	(376,600)
Notional amount of U.S. treasury futures	73,100	274,100
Total notional amount	$809,275	$954,500

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount(A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2024	$1,171,750	$13,375	1.84%	4.64%	3.1
December 31, 2023	$1,057,000	$16,705	1.59%	5.24%	3.5

(A)
Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.6 years and 1.6 years, respectively, as of December 31, 2024.Includes $869.0 million notional of receive SOFR and pay fixed of 0.8% and $188.0 million notional of receive fixed of 4.7% and pay SOFR with weighted average maturities of 3.8 years and 2.0 years, respectively, as of December 31, 2023.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$234,625	$238,096	$237,021	$(1,074)
Sale contracts	(670,200)	(647,844)	(636,337)	11,508
Net TBA derivatives	$(435,575)	$(409,748)	$(399,316)	$10,434

As of December 31, 2023

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$368,300	$357,472	$360,821	$3,350
Sale contracts	(744,900)	(702,557)	(718,073)	(15,517)
Net TBA derivatives	$(376,600)	$(345,085)	$(357,252)	$(12,167)

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$108,600	$-	$(78)
5 years	169,500	-	(1,226)
10 years (A)	-	(205,000)	3,641
Total	$278,100	$(205,000)	$2,337

As of December 31, 2023

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$196,800	$-	$2,090
5 years	221,500	-	4,944
10 years (A)	-	(144,200)	(8,685)
Total	$418,300	$(144,200)	$(1,651)

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The following table presents information about the Company’s U.S. Treasury futures options agreements as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$33
Total	$60,000	$(60,000)	$33

The Company did not have any U.S. Treasury futures options agreements as of December 31, 2023.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Year Ended December 31,
Derivatives	2024	2023	2022
Interest rate swaps (A)	$4,325	$(4,896)	$(4,794)
Swaptions	-	-	(585)
TBAs	(11,615)	13,059	(27,774)
U.S. Treasury futures	(4,953)	(8,992)	23,752
U.S. treasury futures options	(56)	(337)	(350)
Total	$(12,299)	$(1,166)	$(9,751)

(A)	Excludes interest rate swap periodic interest income of $33.6 million, $35.0 million and $11.1 million, for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association and the SIFMA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps, swaptions and U.S. Treasury futures assets and liabilities on a gross basis in its consolidated balance sheets, but in the case of interest rate swaps, net of variation margin. The Company presents TBA assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2024

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$17,244	$-	$17,244	$(17,244)	$-	$-
TBAs	11,508	(1,074)	10,434	(1,125)	(9,309)	-
U.S. treasury futures	3,641	(1,304)	2,337	(6,683)	4,346	-
U.S. treasury futures options	33	-	33	(33)	-	-
Total Assets	$32,426	$(2,378)	$30,048	$(25,085)	$(4,963)	$-

Liabilities
Repurchase agreements	$1,077,257	$-	$1,077,257	$(1,057,157)	$(20,100)	$-
Interest rate swaps	3,869	-	3,869	(3,869)	-	-
TBAs	1,074	(1,074)	-	-	-	-
U.S. treasury futures	1,304	(1,304)	-	-	-	-
Total Liabilities	$1,083,504	$(2,378)	$1,081,126	$(1,061,026)	$(20,100)	$-

As of December 31, 2023

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets and Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$19,504	$-	$19,504	$(19,504)	$-	$-
TBAs	3,350	(3,350)	-	-	-	-
U.S. treasury futures	7,034	(7,034)	-	-	-	-
Total Assets	$29,888	$(10,384)	$19,504	$(19,504)	$-	$-

Liabilities
Repurchase agreements	$903,489	$-	$903,489	$(933,042)	$29,553	$-
Interest rate swaps	2,799	-	2,799	(2,799)	-	-
TBAs	15,517	(3,350)	12,167	(1,162)	(11,005)	-
U.S. treasury futures	8,685	(7,034)	1,651	3,785	(5,436)	-
Total Liabilities	$930,490	$(10,384)	$920,106	$(933,218)	$13,112	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

Recurring Fair Value Measurements

The following is a description of the methods used to estimate the fair values of the Company’s assets and liabilities measured at fair value on a recurring basis, as well as the basis for classifying these assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. The Company’s valuations consider assumptions that it believes a market participant would consider in valuing the assets and liabilities, the most significant of which are disclosed below. The Company reassesses and periodically adjusts the underlying inputs and assumptions used in the valuations for recent historical experience, as well as for current and expected relevant market conditions.

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2024 and December 31, 2023.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2024 and December 31, 2023.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, swaptions, TBAs and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps, swaptions and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at December 31, 2024 and December 31, 2023. The Company did not hold any swaptions at December 31, 2024 and December 31, 2023. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at December 31, 2024 and December 31, 2023.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

As of December 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$425,599	$-	$425,599
Freddie Mac	-	696,821	-	696,821
RMBS total	-	1,122,420	-	1,122,420
Derivative assets
Interest rate swaps	-	17,244	-	17,244
TBAs, net	-	10,434	-	10,434
U.S. treasury futures	2,337	-	-	2,337
U.S. treasury futures options	33	-	-	33
Derivative assets total	2,370	27,678	-	30,048
Servicing related assets	-	-	233,658	233,658
Total Assets	$2,370	$1,150,098	$233,658	$1,386,126
Liabilities
Derivative liabilities
Interest rate swaps	-	3,869	-	3,869
Derivative liabilities total	-	3,869	-	3,869
Total Liabilities	$-	$3,869	$-	$3,869

As of December 31, 2023

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$401,126	$-	$401,126
Freddie Mac	-	611,004	-	611,004
RMBS total	-	1,012,130	-	1,012,130
Derivative assets
Interest rate swaps	-	19,504	-	19,504
Derivative assets total	-	19,504	-	19,504
Servicing related assets	-	-	253,629	253,629
Total Assets	$-	$1,031,634	$253,629	$1,285,263
Liabilities
Derivative liabilities
Interest rate swaps	-	2,799	-	2,799
TBAs, net	-	12,167	-	12,167
U.S. treasury futures	1,651	-	-	1,651
Derivative liabilities total	1,651	14,966	-	16,617
Total Liabilities	$1,651	$14,966	$-	$16,617

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2024 and December 31, 2023, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2024 and December 31, 2023 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$253,629	$279,739	$218,727
Purchases and sales:
Purchases	-	5	38,592
Sales (A)	(12,804)	-	-
Other changes (B)	(7)	(178)	(556)
Purchases and sales:	(12,811)	(173)	38,036
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	8,718	(8,576)	48,253
Other changes in fair value (C)	(15,878)	(17,361)	(25,277)
Unrealized gain (loss) included in Net Income	(7,160)	(25,937)	22,976
Balance at end of period	$233,658	$253,629	$279,739

(A)	During the year ended December 31, 2024, the Company sold a portion of its MSRs to a third party for proceeds of $13.3 million and recognized a gain of $0.5 million on the sale.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$233,658	Discounted cash flow	Constant prepayment speed	3.8% - 13.5%	6.3%
			Uncollected payments	0.6% - 6.6%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$233,658

As of December 31, 2023

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$253,629	Discounted cash flow	Constant prepayment speed	3.9% - 14.8%	6.9%
			Uncollected payments	0.6% - 6.8%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$253,629

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2024 and December 31, 2023 are described below.

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

Commitments to Purchase/Sell RMBS

As of December 31, 2024 and December 31, 2023, the Company held forward TBA purchase and sale commitments, respectively, with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any,  as of December 31, 2024.

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

Operating Lease

The Company’s operating lease is comprised of corporate office lease with a remaining term of approximately twenty-three months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the years ended December 31, 2024 and December 31, 2023 was approximately $34,000 and $0, respectively. Cash used for the operating lease during the years ended December 31, 2024 and December 31, 2023 was approximately $34,000 and $0, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2025	$75
2026	41
2027	-
Remaining undiscounted lease payments	116
Less: imputed interest	7
Remaining discounted lease payments	$109

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	December 31, 2024	December 31, 2023
ROU Assets	Receivables and other assets	$109	$-
Lease Liabilities	Accrued expenses and other liabilities	$(109)	$-
Weighted average remaining lease term in years		1.6	-
Weighted average discount rate (A)		8.18%	-%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,077.3 million and $903.5 million of borrowings under its repurchase agreements as of December 31, 2024 and December 31, 2023, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 18 days and 21 days as of December 31, 2024 and December 31, 2023, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,005,685	4.75%
One to three months	71,572	4.72%
Total/Weighted Average	$1,077,257	4.75%

As of December 31, 2023

	Repurchase Agreements	Weighted Average Rate
Less than one month	$772,466	5.55%
One to three months	131,023	5.55%
Total/Weighted Average	$903,489	5.55%

There were no overnight or demand securities as of December 31, 2024 or December 31, 2023.

Note 12 — Notes Payable

As of December 31, 2024, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 8.1%. At December 31, 2024 and December 31, 2023, approximately $56.5 million and $64.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.9%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2024 and December 31, 2023, approximately $95.6 million and $106.0 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2024

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	555	6,915	7,408	80,722	-	-	95,600
Total	$57,055	$6,915	$7,408	$80,722	$-	$-	$152,100

As of December 31, 2023

	2024	2025	2026	2027	2028	2029	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$64,500	$-	$-	$-	$-	$-	$64,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	595	7,438	8,018	89,949	-	106,000
Total	$64,500	$595	$7,438	$8,018	$89,949	$-	$170,500

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2024	December 31, 2023
Servicing advances	$13,797	$15,455
Interest receivable	5,785	5,503
Deferred tax asset	10,921	15,022
Other receivables	3,787	2,422
Total other assets	$34,290	$38,402

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2024 and December 31, 2023 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2024	December 31, 2023
Accrued interest on repurchase agreements	$4,101	$3,929
Accrued interest on notes payable	1,701	2,076
Accrued expenses	3,079	1,200
Due to counterparties (A)	9,309	29,553
Total accrued expenses and other liabilities	$18,190	$36,758

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

Effective January 1, 2014, CHMI Solutions elected to be taxed as a corporation for U.S. federal income tax purposes; prior to this date, CHMI Solutions was a disregarded entity for U.S. federal income tax purposes. CHMI Solutions has jointly elected with the Company, the ultimate beneficial owner of CHMI Sub-REIT, to be treated as a TRS of the Company, and all activities conducted through Solutions and its wholly-owned subsidiary, Aurora, are subject to federal and state income taxes. CHMI Solutions files a consolidated tax return with Aurora and is fully taxed as a U.S. C-Corporation.

The state and local tax jurisdictions for which the Company is subject to tax filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. Solutions and Aurora are subject to U.S. federal, state and local income taxes. All of the Company’s pre-tax book income is from U.S. domestic sources.

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Deferred federal income tax expense	$3,623	$280	$4,116
Deferred state income tax expense	479	243	954
Provision for Corporate Business Taxes	$4,102	$523	$5,070

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Computed income tax expense (benefit) at federal rate	$3,425	21.0%	$(7,336)	21.0%	$5,724	21.0%
State tax expense, net of federal tax, if applicable	379	2.3%	30	(0.1)%	494	1.8%
Tax provision due to state tax rate change	-	-%	206	(0.6)%	329	1.2%
Permanent differences in taxable income from GAAP pre-tax income	1	-%	-	-%	-	-%
Provision to return adjustment	(5)	-%	(7)	-%	(7)	-%
REIT income not subject to tax expense (benefit)	302	1.9%	7,630	(21.8)%	(1,470)	(5.4)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$4,102	25.2%	$523	(1.5)%	$5,070	18.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(6,907)	$(1,789)
Deferred tax - net operating loss	17,828	16,811
Total net deferred tax assets	$10,921	$15,022

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $77.0 million as of December 31, 2024, which were created subsequent to 2017 and can be carried forward indefinitely. As of December 31, 2024, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2023, 2022 and 2021 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Common Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2024		2023		2022
Dividends per share	$0.60	(A)	$0.84	(B)	$1.08	(C)
Ordinary income	50%		95%		60%
Long-term capital gain	-%		-%		-%
Return of capital	50%		5%		40%

(A)	The entire $0.15 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(B)	The entire $0.15 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(C)	The entire $0.27 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023

Series A Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2024		2023		2022
Dividends per share	$2.05	(A)	$2.05	(B)	$2.05	(C)
Ordinary income	100%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		-%

(A)	The entire $0.51 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(B)	The entire $0.51 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(C)	The entire $0.51 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023

Series B Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2024		2023		2022
Dividends per share	$2.46	(A)	$2.06	(B)	$2.06	(C)
Ordinary income	100%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		-%

(A)	The entire $0.67 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(B)	The entire $0.52 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024
(C)	The entire $0.52 per share dividend declared in December 2022 and paid in January 2023 is treated as received by stockholders in 2023

Note 16 — Subsequent Events

Events subsequent to December 31, 2024 were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s President and CEO and the Company’s CFO have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s President and CEO and the Company’s CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2024, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 6, 2025 expressed an unqualified opinion thereon.

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

March 6, 2025

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its 2025 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2024.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements.

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth in this Annual Report on Form 10-K and are incorporated herein by reference. See “Item 8. Consolidated Financial Statements and Supplementary Data”, filed herewith, for a list of financial statements.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2024).

4.3	Form of Stock Award Agreement for Grant of Unrestricted Shares made to Michael Hutchby (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on August 8, 2024).

Exhibit Number	Description
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

10.17+	Offer Letter to Jeffrey B. Lown II, dated November 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.18+	Offer Letter to Michael A. Hutchby, dated November 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.19+	Offer Letter to Julian B. Evans, dated November 14, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.20
At Market Issuance Sale Agreement, dated August 31, 2018, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018).

Exhibit Number	Description
10.21
Amendment No. 1 to At Market Issuance Sale Agreement, dated August 25, 2021, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.22
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.23
At Market Issuance Sales Agreement, dated August 9, 2024, by and among Cherry Hill Mortgage Investment Corporation and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.24
Amendment No. 3 to At Market Issuance Sales Agreement, dated August 9, 2024, by and among Cherry Hill Mortgage Investment Corporation and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

19*	Insider Trading Policy

21.1*	Subsidiaries of Cherry Hill Mortgage Investment Corporation.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

97	Cherry Hill Mortgage Investment Corporation Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.

+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cherry Hill Mortgage Investment Corporation

Date: March 6, 2025	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2025	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 6, 2025	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: March 6, 2025	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 6, 2025	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director

Date: March 6, 2025	By:	/s/ Sharon Lee Cook
Sharon Lee Cook
Director