Form 10-Q
period 2025-03-31
Cherry Hill Mortgage Investment Corp
filed 2025-05-06
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of May 6, 2025, there were 32,658,449 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

 “FASB” means the Financial Accounting Standards Board.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024;

•	general volatility of the capital markets;

•	deterioration in domestic and global economic conditions or failure of conditions to improve as anticipated;

•	regulatory and legal developments;

•	inflationary trends could result in further interest rate increases or sustained higher interest rates for longer than expected periods of time, which could lead to increased market volatility;

•	changes in the Company’s investment objectives and business strategy;

•	availability, terms and deployment of capital;

•	availability of suitable investment opportunities;

•	the Company’s ability to operate its licensed mortgage servicing subsidiary and oversee the activities of such subsidiary;

•	the Company’s ability to manage various operational and regulatory risks associated with its business;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2025	December 31, 2024
Assets
RMBS, at fair value (including pledged assets of $1,097,765 and $1,103,622, respectively)	$1,119,441	$1,122,420
Investments in Servicing Related Assets, at fair value (including pledged assets of $227,333 and $233,658, respectively)	227,333	233,658
Cash and cash equivalents	47,291	46,313
Restricted cash	2,005	24,446
Derivative assets	21,618	30,048
Receivables and other assets	31,820	34,290
Total Assets	$1,449,508	$1,491,175
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,049,867	$1,077,257
Derivative liabilities	3,210	3,869
Notes payable	149,304	151,226
Dividends payable	7,137	7,011
Accrued expenses and other liabilities	10,358	18,190
Total Liabilities	$1,219,876	$1,257,553
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of March 31, 2025 and December 31, 2024, $69,541 liquidation preference as of March 31, 2025 and December 31, 2024	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of March 31, 2025 and December 31, 2024, $40,103 liquidation preference as of March 31, 2025 and December 31, 2024	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 32,630,919 shares issued and outstanding as of March 31, 2025 and 500,000,000 shares authorized and 31,625,073 shares issued and outstanding as of December 31, 2024	332	322
Additional paid-in capital	384,675	381,069
Accumulated Deficit	(263,875)	(249,643)
Accumulated other comprehensive loss	(420)	(7,270)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$226,576	$230,342
Non-controlling interests in Operating Partnership	3,056	3,280
Total Stockholders’ Equity	$229,632	$233,622
Total Liabilities and Stockholders’ Equity	$1,449,508	$1,491,175

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2025	2024
Income
Interest income	$14,801	$12,741
Interest expense	12,635	13,648
Net interest income (expense)	2,166	(907)
Servicing fee income	10,973	12,891
Servicing costs	2,545	2,634
Net servicing income	8,428	10,257
Other income (loss)
Realized loss on RMBS, net	(3,992)	-
Realized gain on derivatives, net	4,634	6,252
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	14,780	(8,321)
Unrealized gain (loss) on derivatives, net	(22,741)	12,324
Unrealized loss on investments in Servicing Related Assets	(6,325)	(3,257)
Total Income (Loss)	(3,050)	16,348
Expenses
General and administrative expense	2,059	1,717
Compensation and benefits	1,710	124
Management fee to affiliate	-	1,748
Total Expenses	3,769	3,589
Income (Loss) Before Income Taxes	(6,819)	12,759
Provision for corporate business taxes	173	703
Net Income (Loss)	(6,992)	12,056
Net (income) loss allocated to noncontrolling interests in Operating Partnership	133	(235)
Dividends on preferred stock	(2,454)	(2,307)
Gain on repurchase and retirement of preferred stock	-	152
Net Income (Loss) Applicable to Common Stockholders	$(9,313)	$9,666
Net Income (Loss) Per Share of Common Stock
Basic	$(0.29)	$0.32
Diluted	$(0.29)	$0.32
Weighted Average Number of Shares of Common Stock Outstanding
Basic	31,690,657	29,978,134
Diluted	31,690,657	30,019,969

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(6,992)	$12,056
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	6,850	(6,596)
Net other comprehensive income (loss)	6,850	(6,596)
Comprehensive income (loss)	$(142)	$5,460
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	3	(106)
Dividends on preferred stock	(2,454)	(2,307)
Gain on repurchase and retirement of preferred stock	-	152
Comprehensive income (loss) attributable to common stockholders	$(2,593)	$3,199

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139

Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	1,005,846	10	-	-	3,606	-	-	-	3,616
Net Loss	-	-	-	-	-	-	(6,859)	(133)	(6,992)
Other Comprehensive Income (Loss)	-	-	-	-	-	6,850	-	(85)	6,765
LTIP-OP Unit awards	-	-	-	-	-	-	-	84	84
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,919)	-	(4,919)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6372 per share	-	-	-	-	-	-	(1,022)	-	(1,022)
Balance, March 31, 2025	32,630,919	$332	4,385,738	$105,864	$384,675	$(420)	$(263,875)	$3,056	$229,632

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(6,992)	$12,056
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	3,992	-
Unrealized loss on investments in Servicing Related Assets	6,325	3,257
Realized gain on derivatives, net	(4,634)	(6,252)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	(14,780)	8,321
Unrealized (gain) loss on derivatives, net	22,741	(12,324)
Amortization (accretion) of premiums on RMBS	(767)	(647)
Amortization of deferred financing costs	78	78
LTIP-OP Unit awards	84	124
Changes in:
Receivables and other assets, net	2,467	2,264
Due to manager	-	8
Accrued expenses and other liabilities, net	(7,832)	(25,936)
Net cash provided by (used in) operating activities	$682	$(19,051)
Cash Flows From Investing Activities
Purchase of RMBS	(50,472)	(65,752)
Principal paydown of RMBS	22,187	16,963
Proceeds from sale of RMBS	49,585	-
Acquisition of MSRs	-	(9)
Payments for settlement of derivatives	(1,837)	(6,752)
Net cash provided by (used in) investing activities	$19,463	$(55,550)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	2,668,245	2,433,783
Repayments of repurchase agreements	(2,695,635)	(2,372,267)
Proceeds from derivative financing	(8,497)	13,483
Principal paydown of bank loans	(2,000)	(3,000)
Dividends paid	(7,247)	(6,959)
LTIP-OP Units distributions paid	(90)	(74)
Issuance of common stock, net of offering costs	3,616	48
Repurchase and retirement of preferred stock	-	(6,985)
Net cash provided by (used in) financing activities	$(41,608)	$58,029
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(21,463)	$(16,572)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	70,759	69,327
Cash, Cash Equivalents and Restricted Cash, End of Period	$49,296	$52,755

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$47,291	$47,518
Restricted cash	2,005	5,237
Total cash and cash equivalents and restricted cash	$49,296	$52,755

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$8,086	$7,640
Cash paid during the period for income taxes	2	-
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,137	$6,500

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2025

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

Prior to November 14, 2024, the Company was externally managed by Cherry Hill Mortgage Management, LLC (“CHMM”), which was responsible for the Company’s investment strategies and decisions and its day-to-day operations, subject to the supervision and oversight of its board of directors. The Company and CHMM’s relationship was governed by the Amended and Restated Management Agreement, dated as of September 24, 2013 (as amended, the “Management Agreement”).

Effective as of November 14, 2024, the Company completed an “Internalization Event” within the meaning of the Management Agreement. Upon consummation of the Internalization Event, the Management Agreement terminated without payment of a termination fee to CHMM in accordance with its terms and the Company ceased being externally managed. As a result of the Internalization Event, the Company now operates as a fully integrated and internally managed company with its own dedicated executive management team to manage its business.

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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of March 31, 2025 the Company owned 98.0% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the three-month period ended March 31, 2025 and the year ended December 31, 2024, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.6 million and $4.7 million at March 31, 2025 and December 31, 2024, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

Impairment – When the fair value of an available-for-sale designated security is less than its amortized cost basis as of the balance sheet date, the security’s cost basis is considered impaired. If the Company determines that it intends to sell the security or it is more likely than not that it will be required to sell before recovery, the Company recognizes the difference between the fair value and amortized cost as a loss in the consolidated statements of income (loss). If the Company determines it does not intend to sell the security or it is not more likely than not it will be required to sell the security before recovery, the Company must evaluate the decline in the fair value of the impaired security and determine whether such decline resulted from a credit loss or non-credit related factors. In its assessment of whether a credit loss exists, the Company performs a qualitative assessment around whether a credit loss exists and if necessary, it compares the present value of estimated future cash flows of the impaired security with the amortized cost basis of such security. The estimated future cash flows reflect those that a “market participant” would use and typically include assumptions related to fluctuations in interest rates, prepayment speeds, default rates, collateral performance, and the timing and amount of projected credit losses, as well as incorporating observations of current market developments and events. Cash flows are discounted at an interest rate equal to the current yield used to accrete interest income. If the present value of estimated future cash flows is less than the amortized cost basis of the security, an expected credit loss exists and is included in provision for credit losses on securities in the consolidated statements of income (loss). The Company’s RMBS do not require an allowance for credit losses because the Company has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost basis, which may be maturity. The Company is also guaranteed payment of principal and interest amounts of the securities by the respective issuing agency.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of March 31, 2025 and December 31, 2024. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2025 and December 31, 2024. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $1.6 million and $4.3 million at March 31, 2025 and December 31, 2024, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $377,000 and $20.1 million at March 31, 2025 and December 31, 2024, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2025 and December 31, 2024, approximately $45.8 million and $61.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$(3,074)	$-
Loss on RMBS measured at fair value through earnings	(918)	-
Realized loss on RMBS, net	$(3,992)	$-

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Compensation - In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This standard clarifies the scope application of profits interest and similar awards by adding illustrative guidance to help entities determine whether profit interests and similar awards should be accounted for as share-based payment arrangements within the scope of Topic 718. For public business entities, the ASU became effective for fiscal years beginning after December 15, 2024, including interim periods within those years, with early adoption permitted. The adoption of this standard did not have a material impact on these consolidated financial statements.

Disaggregation of Income Statement Expenses - In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220- 40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact upon adoption but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2025
Interest income	$-	$14,801	$-	$14,801
Interest expense	764	11,871	-	12,635
Net interest income (expense)	(764)	2,930	-	2,166
Servicing fee income	10,973	-	-	10,973
Servicing costs	2,545	-	-	2,545
Net servicing income	8,428	-	-	8,428
Other expense (A)	(5,818)	(7,826)	-	(13,644)
Other operating expenses (B)	(834)	(787)	(2,148)	(3,769)
Provision for corporate business taxes	(173)	-	-	(173)
Net other comprehensive income (loss)	-	6,850	-	6,850
Comprehensive income (loss)	$839	$1,167	$(2,148)	$(142)

Three Months Ended March 31, 2024
Interest income	$6	$12,735	$-	$12,741
Interest expense	767	12,881	-	13,648
Net interest expense	(761)	(146)	-	(907)
Servicing fee income	12,891	-	-	12,891
Servicing costs	2,634	-	-	2,634
Net servicing income	10,257	-	-	10,257
Other income (expense) (A)	(4,238)	11,236	-	6,998
Other operating expenses (B)	(824)	(158)	(2,607)	(3,589)
Provision for corporate business taxes	(703)	-	-	(703)
Net other comprehensive income (loss)	-	(6,596)	-	(6,596)
Comprehensive income (loss)	$3,731	$4,336	$(2,607)	$5,460

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2025
Investments	$227,333	$1,119,441	$-	$1,346,774
Other assets	26,568	28,265	47,901	102,734
Total assets	253,901	1,147,706	47,901	1,449,508
Debt	149,304	1,049,867	-	1,199,171
Other liabilities	3,849	8,228	8,628	20,705
Total liabilities	153,153	1,058,095	8,628	1,219,876
Net Assets	$100,748	$89,611	$39,273	$229,632

December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Note 4 — Investments in RMBS

At March 31, 2025, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$120,977	$1,665	$(978)	$121,664	10	(B)	4.68%	4.84%	27
Freddie Mac	125,240	101,093	479	(1,553)	100,019	10	(B)	4.68%	4.77%	27
RMBS, measured at fair value through earnings
Fannie Mae	346,747	308,493	4,204	(1,921)	310,776	25	(B)	4.94%	5.06%	28
Freddie Mac	662,961	584,175	6,966	(4,159)	586,982	49	(B)	4.93%	5.04%	28
Total/weighted average RMBS	$1,285,730	$1,114,738	$13,314	$(8,611)	$1,119,441	94		4.88%	5.00%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,023	$222,070	$2,144	$(2,531)	$221,683	20	(B)	4.68%	4.81%	27
RMBS, measured at fair value through earnings
Over 10 Years	1,009,707	892,668	11,170	(6,080)	897,758	74	(B)	4.93%	5.04%	28
Total/weighted average RMBS	$1,285,730	$1,114,738	$13,314	$(8,611)	$1,119,441	94		4.88%	5.00%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$317,711	$259,280	$492	$(7,644)	$252,128	23	(B)	4.48%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	984,449	879,982	5,004	(14,694)	870,292	72	(B)	4.89%	5.00%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2025 and December 31, 2024, the Company pledged Agency RMBS with a carrying value of approximately $1,097.8 million and $1,103.6 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2025 and December 31, 2024, nor any impairment charges in earnings during the three-month periods ended March 31, 2025 and March 31, 2024.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of March 31, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$98,782	$76,163	$(1,193)	$74,970	7	(B)	4.69%	4.75%	27
Twelve or More Months	46,906	37,217	(1,338)	35,879	3	(B)	3.73%	3.89%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$145,688	$113,380	$(2,531)	$110,849	10		4.38%	4.47%	27

As of December 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$174,646	$142,337	$(2,993)	$139,344	13	(B)	4.76%	4.86%	27
Twelve or More Months	79,284	63,297	(4,651)	58,646	5	(B)	3.44%	3.59%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$253,930	$205,634	$(7,644)	$197,990	18		4.35%	4.47%	27

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $17.0 billion as of March 31, 2025.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$16,996,521	$227,333	3.50%	24.3	$(6,325)
MSR Total/Weighted Average	$16,996,521	$227,333	3.50%	24.3	$(6,325)

As of December 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,304,133	$233,658	3.50%	24.5	$(7,160)
MSR Total/Weighted Average	$17,304,133	$233,658	3.50%	24.5	$(7,160)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2025

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.4%
Total	100.0%

As of December 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.3%
Total	100.0%

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

Redeemable Preferred Stock

The Company’s charter provides that it has authority to issue up to 100,000,000 shares of preferred stock, $0.01 par value per share, of which 2,781,635 shares are classified as shares of 8.20% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and 1,604,103 shares are classified as shares of 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”).

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three-month period ended March 31, 2025 and the year ended December 31, 2024. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program for its common stock (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $45.6 million was remaining as of March 31, 2025. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2025, the Company issued and sold 1,005,846 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.56 per share for aggregate gross proceeds of approximately $3.6 million before fees of approximately $72,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

Preferred Series A ATM Program

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the year ended December 31, 2024, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

Common Stock Repurchase Program

In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2025 and the year ended December 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77, and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan, which expired by its terms in October 2023, provided for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards, including long term incentive plan units of the Operating Partnership (the “LTIP-OP Units”).

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock			Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued	Forfeited (A)	Withheld (B)	Issued	Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2023	(552,097)		5,832	44,795	(220,256)	3,155	-	-	-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(C)	-	-	-	-	-	-	-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	(220,256)	3,155	-	-	-	-	-	2,676,770

December 31, 2024	(663,492)		8,492	44,795	(283,672)	3,155	3,229	(181,942)	-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	-	-	-	-	-	-	-	-	-	$-
March 31, 2025	(663,492)		8,492	44,795	(283,672)	3,155	3,229	(181,942)	-	-	-	2,434,072

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

(C)	Subject to forfeiture in certain circumstances prior to January 16, 2027.

The Company recognized share-based compensation expense of approximately $190,000 and $176,000 during the three-month periods ended March 31, 2025 and March 31, 2024, respectively. There was approximately $920,000 of total unrecognized share-based compensation expense as of March 31, 2025, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within  “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2025, the non-controlling interest holders in the Operating Partnership owned 601,151 LTIP-OP Units, or approximately 1.9% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(6,992)	$12,056
Net (income) loss allocated to noncontrolling interests in Operating Partnership	133	(235)
Dividends on preferred stock	(2,454)	(2,307)
Gain on repurchase and retirement of preferred stock	-	152
Net income allocated to participating securities	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$(9,313)	$9,666
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-
Numerator for diluted EPS - net income (loss) applicable to common stockholders after assumed conversion ©	$(9,313)	$9,666
Denominator:
Denominator for basic EPS - weighted average common shares (B)	31,690,657	29,978,134
Effect of dilutive securities:
Participating restricted common stock	-	41,835
Non-participating restricted stock units	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	31,690,657	30,019,969
Basic and Diluted EPS:
Basic (A/B)	$(0.29)	$0.32
Diluted (C/D)	$(0.29)	$0.32

The computation of diluted EPS for the three-month period ended March 31, 2025 excludes 237,646 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

Note 7 — Transactions with Related Parties

Manager

Prior to November 14, 2024, the Company was a party to the Management Agreement with CHMM, pursuant to which CHMM provided for the day-to-day management of the Company’s operations. The Management Agreement required CHMM to manage the Company’s business affairs in conformity with the policies that were approved and monitored by the Company’s board of directors. For performing these services, the Company paid CHMM a management fee which was payable in cash quarterly in arrears, in an amount equal to 1.5% per annum of the Company’s stockholders’ equity (as defined in the Management Agreement), in addition to other expenses.

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended March 31,
	2025	2024
Management fees	$-	$1,598
Compensation reimbursement	-	150
Total	$-	$1,748

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2025	December 31, 2024
Notional amount of interest rate swaps	$804,250	$1,171,750
Notional amount of TBAs, net	(406,675)	(435,575)
Notional amount of U.S. Treasury futures	91,700	73,100
Total notional amount	$489,275	$809,275

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2025	$804,250	$14,704	1.80%	4.36%	4.6
December 31, 2024	$1,171,750	$13,375	1.84%	4.64%	3.1

(A)	Includes $688.3 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 4.8 years and 3.3 years, respectively, as of March 31, 2025. Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.6 years and 1.6 years, respectively, as of December 31, 2024.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of March 31, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$354,525	$360,049	$360,618	$569
Sale contracts	(761,200)	(748,451)	(747,105)	1,346
Net TBA derivatives	$(406,675)	$(388,402)	$(386,487)	$1,915

As of December 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$234,625	$238,096	$237,021	$(1,074)
Sale contracts	(670,200)	(647,844)	(636,337)	11,508
Net TBA derivatives	$(435,575)	$(409,748)	$(399,316)	$10,434

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of March 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$53,400	$-	$273
5 years	133,500	-	1,700
10 years(A)	-	(95,200)	(184)
Total	$186,900	$(95,200)	$1,789

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$108,600	$-	$(78)
5 years	169,500	-	(1,226)
10 years(A)	-	(205,000)	3,641
Total	$278,100	$(205,000)	$2,337

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at March 31, 2025. The following table present information about the Company’s U.S. Treasury future options as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$33
Total	$60,000	$(60,000)	$33

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
Derivatives	2025	2024
Interest rate swaps(A)	$-	$4,325
TBAs	(26)	(3,983)
U.S. Treasury futures	(1,845)	(2,769)
U.S. Treasury futures options	33	-
Total	$(1,838)	$(2,427)

(A)	Excludes interest rate swap periodic interest income of $6.5 million and $8.7 million, for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association and the SIFMA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps assets and liabilities on a gross basis in its consolidated balance sheets, net of variation margin. The Company presents TBA and U.S. Treasury futures assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$63,667	$(45,753)	$17,914	$(17,914)	$-	$-
TBAs	2,052	(137)	1,915	219	(2,134)	-
U.S. Treasury futures	1,973	(184)	1,789	(3,307)	1,518
Total Assets	$67,692	$(46,074)	$21,618	$(21,002)	$(616)	$-

Liabilities
Repurchase agreements	$1,049,867	$-	$1,049,867	$(1,051,602)	$1,735	$-
Interest rate swaps	3,210	-	3,210	(3,210)	-	-
TBAs	137	(137)	-	-	-	-
U.S. Treasury futures	184	(184)	-	-	-	-
Total Liabilities	$1,053,398	$(321)	$1,053,077	$(1,054,812)	$1,735	$-

As of December 31, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$78,554	$(61,310)	$17,244	$(17,244)	$-	$-
TBAs	11,508	(1,074)	10,434	(1,125)	(9,309)	-
U.S. Treasury futures	3,641	(1,304)	2,337	(6,683)	4,346
U.S. Treasury futures options	33	-	33	(33)	-	-
Total Assets	$93,736	$(63,688)	$30,048	$(25,085)	$(4,963)	$-

Liabilities
Repurchase agreements	$1,077,257	$-	$1,077,257	$(1,057,157)	$(20,100)	$-
Interest rate swaps	3,869	-	3,869	(3,869)	-	-
TBAs	1,074	(1,074)	-	-	-	-
U.S. Treasury futures	1,304	(1,304)	-	-	-	-
Total Liabilities	$1,083,504	$(2,378)	$1,081,126	$(1,061,026)	$(20,100)	$-

(A)	Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2025 and December 31, 2024.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2025 and December 31, 2024.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at March 31, 2025 and December 31, 2024. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at March 31, 2025 and December 31, 2024.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

March 31, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$432,440	$-	$432,440
Freddie Mac	-	687,001	-	687,001
RMBS total	-	1,119,441	-	1,119,441
Derivative assets
Interest rate swaps	-	17,914	-	17,914
TBAs, net	-	1,915	-	1,915
U.S. Treasury futures	1,789	-		1,789
Derivative assets total	1,789	19,829	-	21,618
Servicing related assets	-	-	227,333	225,695
Total Assets	$1,789	$1,139,270	$227,333	$1,366,754
Liabilities
Derivative liabilities
Interest rate swaps	-	3,210	-	3,210
Derivative liabilities total	-	3,210	-	3,210
Total Liabilities	$-	$3,210	$-	$3,210

December 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$425,599	$-	$425,599
Freddie Mac	-	696,821	-	696,821
RMBS total	-	1,122,420	-	1,122,420
Derivative assets
Interest rate swaps	-	17,244	-	17,244
TBAs, net	-	10,434	-	10,434
U.S. treasury futures	2,337	-		2,337
U.S. treasury futures options	33	-	-	33
Derivative assets total	2,370	27,678	-	30,048
Servicing related assets	-	-	233,658	233,658
Total Assets	$2,370	$1,150,098	$233,658	$1,386,126
Liabilities
Derivative liabilities
Interest rate swaps	-	3,869	-	3,869
Derivative liabilities total	-	3,869	-	3,869
Total Liabilities	$-	$3,869	$-	$3,869

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

Level 3 Assets and Liabilities

The valuation of Level 3 assets and liabilities requires significant judgment by management. The Company estimates the fair value of its Servicing Related Assets based on internal pricing models rather than quotations and compares the results of these internal models against the results from models generated by third-party pricing providers. The third-party pricing providers and management rely on inputs such as market price quotations from market makers (either market or indicative levels), original transaction price, recent transactions in the same or similar instruments, and changes in financial ratios or cash flows to determine fair value. Level 3 instruments may also be discounted to reflect illiquidity with the amount of such discount estimated by third-party pricing providers and management in the absence of market information. Assumptions used by third-party pricing providers and management due to lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s consolidated financial statements. The Company’s management reviews all valuations that are based on pricing information received from third-party pricing providers. As part of this review, prices are compared against other pricing or input data points in the marketplace, along with internal valuation expertise, to ensure the pricing is reasonable.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2025 and December 31, 2024 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended
	March 31, 2025	March 31, 2024
Balance at beginning of period	$233,658	$253,629
Purchases and sales:
Purchases	-	-
Sales	-	-
Other changes (A)	-	9
Purchases and sales:	-	9
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(3,249)	277
Other changes in fair value (B)	(3,076)	(3,534)
Unrealized gain (loss) included in Net Income	(6,325)	(3,257)
Balance at end of period	$227,333	$250,380
(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$227,333	Discounted cash flow	Constant prepayment speed	4.3% - 13.6%	6.5%
			Uncollected payments	0.7% - 5.7%	0.8%
			Discount rate		9.3%
			Annual cost to service, per loan		$88
TOTAL	$227,333

As of December 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$233,658	Discounted cash flow	Constant prepayment speed	3.8% -13.5%	6.3%
			Uncollected payments	0.6% - 6.6%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$233,658

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2025 and December 31, 2024 are described below.

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

Commitments to Purchase/Sell RMBS

As of March 31, 2025 and December 31, 2024, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of March 31, 2025 and December 31, 2024.

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

Operating Lease

The Company’s operating lease is comprised of corporate office lease with a remaining term of approximately twenty-three months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the three-month periods ended March 31, 2025 and March 31, 2024 was approximately $15,000 and $0, respectively. Cash used for the operating lease during the three-month periods ended March 31, 2025 and March 31, 2024 was approximately $15,000 and $0, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2025	$56
2026	41
2027	-
Remaining undiscounted lease payments	97
Less: imputed interest	5
Remaining discounted lease payments	$92

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	March 31, 2025	December 31, 2024
ROU Assets	Receivables and other assets	$92	$109
Lease Liabilities	Accrued expenses and other liabilities	$(92)	$(109)
Weighted average remaining lease term in years		1.4	1.6
Weighted average discount rate (A)		8.18%	8.18%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,049.9 million and $1,077.3 million of borrowings under its repurchase agreements as of March 31, 2025 and December 31, 2024, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 25 days and 18 days as of March 31, 2025 and December 31, 2024. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$786,525	4.46%
One to three months	263,342	4.46%
Total/Weighted Average	$1,049,867	4.46%

As of December 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,005,685	4.75%
One to three months	71,572	4.72%
Total/Weighted Average	$1,077,257	4.75%

There were no overnight or demand securities as of March 31, 2025 or December 31, 2024.

Note 12 — Notes Payable

As of March 31, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At March 31, 2025 and December 31, 2024, approximately $56.5 million and $56.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2025 and December 31, 2024, approximately $93.6 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2025

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	549	6,838	7,311	78,902	-	-	93,600
Total	$57,049	$6,838	$7,311	$78,902	$-	$-	$150,100

As of December 31, 2024

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	555	6,915	7,408	80,722	-	-	95,600
Total	$57,055	$6,915	$7,408	$80,722	$-	$-	$152,100

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2025	December 31, 2024
Servicing advances	$11,049	$13,797
Interest receivable	5,720	5,785
Deferred tax asset	10,747	10,921
Other receivables	4,304	3,787
Total other assets	$31,820	$34,290

The Company only records as an asset those servicing advances that the Company deems recoverable.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2025	December 31, 2024
Accrued interest on repurchase agreements	$2,626	$4,101
Accrued interest on notes payable	1,578	1,701
Accrued expenses	1,798	3,079
Due to counterparties (A)	4,356	9,309
Total accrued expenses and other liabilities	$10,358	$18,190

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Deferred federal income tax expense	$153	$621
Deferred state income tax expense	20	82
Provision for Corporate Business Taxes	$173	$703

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2025		2024
Computed income tax expense (benefit) at federal rate	$(1,432)	21.0%	$2,680	21.0%
State tax expense, net of federal tax, if applicable	16	(0.2)%	65	0.5%
REIT income not subject to tax expense (benefit)	1,589	(23.3)%	(2,042)	(16.0)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$173	(2.5)%	$703	5.5%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	March 31, 2025	December 31, 2024
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(7,866)	$(6,907)
Deferred tax - net operating loss	18,613	17,828
Total net deferred tax assets	$10,747	$10,921

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $80.4 million as of March 31, 2025, which were created subsequent to 2017 and can be carried forward indefinitely. As of March 31, 2025, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

Events subsequent to March 31, 2025, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Prior to November 14, 2024, we were externally managed and advised by Cherry Hill Mortgage Management, LLC (“CHMM”) which was responsible for our investment strategies and decisions and our day-to-day operations, subject to the supervision and oversight of our board of directors. Effective as of November 14, 2024, we completed an “Internalization Event” within the meaning of the management agreement with CHMM by, among other things, directly hiring the senior management team and other personnel who had historically provided services to us through CHMM. Upon consummation of the Internalization Event, the management agreement terminated in accordance with its terms without payment of a termination fee and we ceased being externally managed (the “Internalization”). As a result of the Internalization, we began operating as a fully integrated, internally managed company.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of March 31, 2025, we owned 98.1% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

Pursuant to the Company’s Common Stock ATM Program, the Company may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of March 31, 2025, approximately $45.6 million was remaining pursuant to the Common Stock ATM Program. During the three-month period ended March 31, 2025, the Company issued and sold 1,005,846 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.56 per share for aggregate gross proceeds of approximately $3.6 million before fees of approximately $72,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the year ended December 31, 2024 the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of March 31, 2025, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2025 and the year ended December 31, 2024, the Company did not repurchase any common stock pursuant to the share repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Since December 18, 2024, the federal funds rate target has remained steady at 4.25% to 4.5%. This decision followed three consecutive rate cuts starting from September 18, 2024, totaling a 1.0% decrease. The September 2024 cut was the first in four years, following a period of tightened monetary policy in 2022 and 2023 to combat high inflation, which peaked at 9.1% in June 2022. By March 2025, inflation had declined to 2.4%.

The Federal Reserve has indicated its readiness to adjust monetary policy if new risks arise. Additionally, it has slowed the runoff of its balance sheet. On April 1, 2025, the monthly redemption cap on U.S. Treasury Securities was reduced from $25 billion to $5 billion, following a previous reduction from $60 billion to $25 billion in June 2024. The $35 billion cap on agency debt/MBS remains unchanged, with excess principal payments reinvested in U.S. Treasury securities.

Recently, Federal Reserve Chair Jerome Powell has indicated that the imposition of significant tariffs in the U.S. would likely cause inflation and unemployment to rise, threatening the Federal Reserve’s dual mandate to pursue maximum employment and stable prices. However, he said that the Federal Reserve will await taking action until the data demonstrates the impact of any new tariffs on the U.S. economy.

To the extent the Federal Reserve takes future action to ease monetary policy by reducing its federal funds rate and/or further reduce the speed at which it is decreasing its balance sheet, it will generally lower interest rates across asset classes, including for Agency RMBS. Lower rates could reduce our funding costs and spur economic activity, increasing our net interest income. Higher prepayment could reduce the length of cash flows from the MSRs and accelerate the premium amortization on the RMBS portfolio. In the event that the Federal Reserve reverses course and tightens monetary policy in the future by increasing the federal funds rate and/or the rate of its run off of its balance sheet, these actions could result in higher interest rates, including for Agency RMBS, and reduce economic activity in the United States, as well as decrease spreads on interest rates, which can reduce our net interest income and increase our funding costs. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
March 31, 2025	5.00%	1.30%	3.70%
December 31, 2024	4.91%	1.12%	3.79%
September 30, 2024	4.93%	1.00%	3.92%
June 30, 2024	4.88%	1.13%	3.74%

(A) Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income (loss) in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Revenue Recognition on Securities

Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized or accreted into interest income over the projected lives of the securities using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. For information on how interest rates affect net interest income, see “Item 3. Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Effect on Net Interest Income.”

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Income
Interest income	$14,801	$15,053	$12,741
Interest expense	12,635	14,393	13,648
Net interest income (expense)	2,166	660	(907)
Servicing fee income	10,973	11,606	12,891
Servicing costs	2,545	3,123	2,634
Net servicing income	8,428	8,483	10,257
Other income (loss)
Realized loss on RMBS, net	(3,992)	(1,085)	-
Realized gain on derivatives, net	4,634	13,627	6,252
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	14,780	(31,674)	(8,321)
Unrealized gain (loss) on derivatives, net	(22,741)	21,838	12,324
Unrealized gain (loss) on investments in Servicing Related Assets	(6,325)	6,876	(3,257)
Total Income (Loss)	(3,050)	18,725	16,348
Expenses
General and administrative expense	2,059	2,507	1,717
Compensation and benefits	1,710	1,096	124
Management fee to affiliate	-	858	1,748
Total Expenses	3,769	4,461	3,589
Income (Loss) Before Income Taxes	(6,819)	14,264	12,759
Provision for corporate business taxes	173	2,450	703
Net Income (Loss)	(6,992)	11,814	12,056
Net (income) loss allocated to noncontrolling interests in Operating Partnership	133	(232)	(235)
Dividends on preferred stock	(2,454)	(2,513)	(2,307)
Gain on repurchase and retirement of preferred stock	-	-	152
Net Income (Loss) Applicable to Common Stockholders	$(9,313)	$9,069	$9,666

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2025
Interest income	$-	$14,801	$-	$14,801
Interest expense	764	11,871	-	12,635
Net interest income (expense)	(764)	2,930	-	2,166
Servicing fee income	10,973	-	-	10,973
Servicing costs	2,545	-	-	2,545
Net servicing income	8,428	-	-	8,428
Other expense (A)	(5,818)	(7,826)	-	(13,644)
Other operating expenses (B)	(834)	(787)	(2,148)	(3,769)
Provision for corporate business taxes	(173)	-	-	(173)
Net other comprehensive income (loss)	-	6,850	-	6,850
Comprehensive income (loss)	$839	$1,167	$(2,148)	$(142)

Three Months Ended December 31, 2024
Interest income	$-	$15,053	$-	$15,053
Interest expense	531	13,862	-	14,393
Net interest income (expense)	(531)	1,191	-	660
Servicing fee income	11,606	-	-	11,606
Servicing costs	3,123	-	-	3,123
Net servicing income	8,483	-	-	8,483
Other income (A)	5,564	4,018	-	9,582
Other operating expenses (B)	(1,136)	(659)	(2,666)	(4,461)
Provision for corporate business taxes	(2,450)	-	-	(2,450)
Net other comprehensive income (loss)	-	(10,795)	-	(10,795)
Comprehensive income (loss)	$9,930	$(6,245)	$(2,666)	$1,019

Three Months Ended March 31, 2024
Interest income	$6	$12,735	$-	$12,741
Interest expense	767	12,881	-	13,648
Net interest expense	(761)	(146)	-	(907)
Servicing fee income	12,891	-	-	12,891
Servicing costs	2,634	-	-	2,634
Net servicing income	10,257	-	-	10,257
Other income (expense) (A)	(4,238)	11,236	-	6,998
Other operating expenses (B)	(824)	(158)	(2,607)	(3,589)
Provision for corporate business taxes	(703)	-	-	(703)
Net other comprehensive income (loss)	-	(6,596)	-	(6,596)
Comprehensive income (loss)	$3,731	$4,336	$(2,607)	$5,460

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2025
Investments	$227,333	$1,119,441	$-	$1,346,774
Other assets	26,568	28,265	47,901	102,734
Total assets	253,901	1,147,706	47,901	1,449,508
Debt	149,304	1,049,867	-	1,199,171
Other liabilities	3,849	8,228	8,628	20,705
Total liabilities	153,153	1,058,095	8,628	1,219,876
Net Assets	$100,748	$89,611	$39,273	$229,632

December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Interest Income

Interest income for the three-month period ended March 31, 2025 was $14.8 million as compared to $15.1 million for the three-month period ended December 31, 2024. The decrease of $0.3 million in interest income was due to a smaller RMBS portfolio.

Interest income for the three-month period ended March 31, 2025 was $14.8 million as compared to $12.7 million for the three-month period ended March 31, 2024. The increase of $2.1 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.

Interest Expense

Interest expense for the three-month period ended March 31, 2025 was $12.6 million as compared to $14.4 million for the three-month period ended December 31, 2024. The decrease of $1.8 million in interest expense was due to a decrease in financing rates combined with a decrease in repurchase agreement borrowings and notes payable.

Interest expense for the three-month period ended March 31, 2025 was $12.6 million as compared to $13.6 million for the three-month period ended March 31, 2024. The decrease of $1.0 million in interest expense was due to a decrease in financing rates combined with a decrease in notes payable.

Servicing Fee Income

Servicing fee income for the three-month period ended March 31, 2025 was $11.0 million as compared to $11.6 million for the three-month period ended December 31, 2024. The decrease of $0.6 million in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the three-month period ended March 31, 2025 was $11.0 million as compared to $12.9 million for the three-month period ended March 31, 2024. The decrease of $1.9 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended March 31, 2025 were $2.5 million as compared to $3.1 million for the three-month period ended December 31, 2024. The decrease of $0.6 million in servicing costs was due to changes in the size of the portfolio.

Servicing costs for the three-month period ended March 31, 2025 were $2.5 million as compared to $2.6 million for the three-month period ended March 31, 2024. The decrease of $0.1 million in servicing costs was due to changes in the size of the portfolio.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended March 31, 2025 was approximately $4.0 million as compared to $1.1 million for the three-month period ended December 31, 2024. The increase of $2.9 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized loss on RMBS for the three-month period ended March 31, 2025 was approximately $4.0 million as compared to $0 for the three-month period ended March 31, 2024. The increase of $4.0 million in realized loss on RMBS was because no RMBS securities were sold during the three-month period ended March 31, 2024.

Realized Gain (Loss) on Derivatives, Net

Realized gain on derivatives for the three-month period ended March 31, 2025 was approximately $4.6 million as compared to $13.6 million for the three-month period ended December 31, 2024. The decrease of $9.0 million in realized gain on derivatives was substantially comprised of a decrease of $7.2 million in gains on TBAs, an increase of $0.5 million in losses on U.S. Treasury futures and an decrease of $1.3 million in interest rate swaps periodic interest income due to changes in interest rates.

Realized gain on derivatives for the three-month period ended March 31, 2025 was approximately $4.6 million as compared $6.3 million for the three-month period ended March 31, 2024. The decrease of $1.7 million in realized gain on derivatives was substantially comprised of a decrease of $4.3 million in gains on interest rate swaps and a decrease of $2.2 million in interest rate swaps periodic interest income offset by a decrease of $4.0 million in losses on TBAs and a decrease of $1.0 million in losses on U.S. Treasury futures due to changes in interest rates.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the three-month period ended March 31, 2025 was $14.8 million as compared to a loss of $31.7 million for the three-month period ended December 31, 2024. The increase of $46.5 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the quarter.

Unrealized gain on RMBS measured at fair value through earnings for the three-month period ended March 31, 2025 was $14.8 million as compared to a loss of $8.3 million for the three-month period ended March 31, 2024. The increase of $23.1 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the quarter.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the three-month period ended March 31, 2025 was approximately $22.7 million as compared to a gain of $21.8 million for the three-month period ended December 31, 2024. The increase of $44.5 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized loss on derivatives for the three-month period ended March 31, 2025 was approximately $22.7 million as compared to a gain of $12.3 million for the three-month period ended March 31, 2024. The increase of $35.0 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2025 was approximately $6.3 million as compared to a gain of $6.9 million for the three-month period ended December 31, 2024. The increase of $13.2 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2025 was approximately $6.3 million as compared to $3.3 million for the three-month period ended March 31, 2024. The increase of $3.0 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense was $2.1 million for three-month period ended March 31, 2025 as compared to $2.5 million for the three-month period ended December 31, 2024. The decrease of $0.4 million in general and administrative expense was due to a decrease in professional fees related to the Internalization.

General and administrative expense was $2.1million for three-month period ended March 31, 2025 as compared to $1.7 million for the three-month period ended March 31, 2024. The increase of $0.4 million in general and administrative expense was due to an increase in professional fees.

Compensation and Benefits

Compensation and benefits expense for the three-month period ended March 31, 2025 was $1.7 million as compared to $1.1 million for the three-month period ended December 31, 2024. The increase of $0.6 million in compensation and benefits was because the Company started operating as an internally managed Company effective November 14, 2024.

Compensation and benefits expense for the three-month period ended March 31, 2025 was $1.7 million as compared to $0.1 million for the three-month period ended March 31, 2024. The increase of $1.6 million in compensation and benefits was because the Company started operating as an internally managed Company effective November 14, 2024.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors, officers and employees of the Company and by certain individuals who provided services to us through the Manager prior to the Internalization, represented approximately 1.9%, 2.0% and 2.0% of net income for the three-month periods ended March 31, 2025, December 31, 2024 and March 31, 2024 respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	6,850
Accumulated other comprehensive loss, March 31, 2025	$(420)

Three Months Ended December 31, 2024
Accumulated other comprehensive income, September 30, 2024	$3,525
Other comprehensive loss	(10,795)
Accumulated other comprehensive loss, December 31, 2024	$(7,270)

Three Months Ended March 31, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(6,596)
Accumulated other comprehensive loss, March 31, 2024	$(9,141)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended March 31, 2025, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. During the three-month periods ended December 31, 2024 and March 31, 2024, a rise in interest rates caused a net unrealized loss on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended March 31, 2025 as compared to the three month period ended December 31, 2024 increased by approximately $2.1 million, or $0.07 per average common share due to an increase in drop income on TBA dollar rolls and a decrease in borrowing costs as well as Internalization expenses.

EAD for the three-month period ended March 31, 2025 as compared to the three month period ended March 31, 2024 increased by approximately $1.4 million, or $0.04 per average common share primarily due to a decrease in borrowing costs.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Net Income (Loss)	$(6,992)	$11,814	$12,056
Realized loss on RMBS, net	3,992	1,085	-
Realized loss (gain) on derivatives, net (A)	2,782	(5,502)	3,109
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	(14,780)	31,674	8,321
Unrealized loss (gain) on derivatives, net	22,741	(21,838)	(12,324)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(719)	(14,550)	(5,937)
Tax expense on realized and unrealized gain on MSRs	957	3,235	1,199
Total EAD:	$7,981	$5,918	$6,424
EAD attributable to noncontrolling interests in Operating Partnership	(151)	(113)	(125)
Dividends on preferred stock	(2,454)	(2,513)	(2,307)
EAD Attributable to Common Stockholders	$5,376	$3,292	$3,992
EAD Attributable to Common Stockholders, per Diluted Share	$0.17	$0.10	$0.13
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.29)	$0.29	$0.32

(A)
Excludes drop income on TBA dollar rolls of $0.9 million, $0.3 million and $0.7 million and interest rate swap periodic interest income of $6.5 million, $7.8 million and $8.7 million for the three-month periods ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $17.0 billion as of March 31, 2025.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2025

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$227,333	$16,996,521	3.50%	0.25%	291	55	0.1%
MSR Total/Weighted Average	$227,333	$16,996,521	3.50%	0.25%	291	55	0.1%

As of December 31, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%
MSR Total/Weighted Average	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2025

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$120,977	$1,665	$(978)	$121,664	10	(B)	4.68%	4.84%	27
Freddie Mac	125,240	101,093	479	(1,553)	100,019	10	(B)	4.68%	4.77%	27
RMBS, measured at fair value through earnings
Fannie Mae	346,747	308,493	4,204	(1,921)	310,776	25	(B)	4.94%	5.06%	28
Freddie Mac	662,961	584,175	6,966	(4,159)	586,982	49	(B)	4.93%	5.04%	28
Total/weighted average RMBS	$1,285,730	$1,114,738	$13,314	$(8,611)	$1,119,441	94		4.88%	5.00%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2025	December 31, 2024
Weighted Average Asset Yield	5.54%	4.93%
Weighted Average Interest Expense (A)	1.99%	2.03%
Net Interest Spread	3.55%	2.90%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of March 31, 2025, we had repurchase agreements with 35 counterparties and approximately $1,049.9 million of outstanding repurchase agreement borrowings from 12 of those counterparties, which were used to finance RMBS. As of March 31, 2025, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2025 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289
June 30, 2023	$992,631	$1,010,934	$979,907

The decrease in the Company’s borrowings under its repurchase agreements as of March 31, 2025 as compared to December 31, 2024 was primarily due to the sale of RMBS, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% as of March 31, 2025 and 4.4% as of December 31, 2024. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$821,716	$786,525	4.46%
One to three months	276,049	263,342	4.46%
Total/Weighted Average	$1,097,765	$1,049,867	4.46%

As of December 31, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,029,996	$1,005,685	4.75%
One to three months	73,626	71,572	4.72%
Total/Weighted Average	$1,103,622	$1,077,257	4.75%

The amount of collateral as of March 31, 2025 and December 31, 2024, including cash, was $1,098.1 million and $1,123.7 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2025 and December 31, 2024 was 25 days and 18 days, respectively.

MSR Financing

As of March 31, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In July 2024, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At March 31, 2025 and December 31, 2024, approximately $56.5 million was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2025 and December 31, 2024, approximately $93.6 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $0.7 million and our investing activities provided cash of approximately $19.5 million during the three-month period ended March 31, 2025. The cash provided by our investing activities resulted substantially from RMBS sales and principal paydowns of RMBS offset by purchases of RMBS.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month period ended March 31, 2025 was $0.29 and our GAAP income per diluted share for the three-month periods ended December 31, 2024 and March 31, 2024 was $0.29 and $0.32, respectively.

Contractual Obligations

Our contractual obligations as of March 31, 2025 and December 31, 2024 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,049,867	$-	$-	$-	$1,049,867
Interest on repurchase agreement borrowings(A)	$2,642	$-	$-	$-	$2,642
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,000	$-	$-	$-	$1,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$2,216	$14,388	$76,996	$-	$93,600
Interest on Fannie Mae MSR Revolving Facility	$578	$-	$-	$-	$578

As of December 31, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,077,257	$-	$-	$-	$1,077,257
Interest on repurchase agreement borrowings(A)	$4,112	$-	$-	$-	$4,112
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,098	$-	$-	$-	$1,098
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$555	$14,323	$80,722	$-	$95,600
Interest on Fannie Mae MSR Revolving Facility	$603	$-	$-	$-	$603

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2025 and December 31, 2024, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of March 31, 2025, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, Federal Reserve Chair Jerome Powell has recently indicated that the imposition of significant tariffs in the U.S. would likely cause inflation and unemployment to rise, threatening the Federal Reserve’s dual mandate to pursue maximum employment and stable prices. Since December 2024,  the Federal Reserve had been reducing its federal funds rate target and otherwise easing monetary policy based on improved inflation data. To the extent the Federal Reserve continues to ease monetary policy, its actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy however, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$249,784	$238,082	$227,333	$217,434	$208,297
Change in FV	$22,451	$10,749	$-	$(9,899)	$(19,036)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$235,649	$232,083	$227,333	$221,928	$216,237
Change in FV	$8,316	$4,750	$-	$(5,404)	$(11,096)
% Change in FV	4%	2%	-	(2)%	(5)%
Servicing Cost Shift in %
Estimated FV	$234,907	$231,120	$227,333	$223,545	$219,758
Change in FV	$7,574	$3,787	$-	$(3,787)	$(7,574)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$257,269	$244,952	$233,658	$223,276	$213,708
Change in FV	$23,611	$11,294	$-	$(10,382)	$(19,950)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$240,653	$237,709	$233,658	$228,942	$223,862
Change in FV	$6,995	$4,051	$-	$(4,716)	$(9,796)
% Change in FV	3%	2%	-	(2)%	(4)%
Servicing Cost Shift in %
Estimated FV	$241,240	$237,449	$233,658	$229,867	$226,076
Change in FV	$7,582	$3,791	$-	$(3,791)	$(7,582)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2025

	March 31, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$795,502
Estimated FV		$796,537	$796,847	$796,479	$793,943	$791,866	$789,371
Change in FV		$1,035	$1,345	$977	$(1,558)	$(3,636)	$(6,131)
% Change in FV		0.13%	0.17%	0.12%	(0.20)%	(0.46)%	(0.77)%

As of December 31, 2024

	December 31, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$800,308
Estimated FV		$803,881	$803,288	$802,088	$798,050	$795,322	$792,144
Change in FV		$3,574	$2,980	$1,781	$(2,258)	$(4,986)	$(8,164)
% Change in FV		0.45%	0.37%	0.22%	(0.28)%	(0.62)%	(1.02)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2025, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2025, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Except as set forth below, there have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Recently, there have been significant changes to trade policies, export control laws, sanctions, legislation, treaties, and tariffs in the United States and other countries. The future of global trade relationships remains uncertain, including with respect to potential changes in trade laws, regulations, policies, and tariffs. While we are not directly engaged in international trade, such developments can indirectly affect macroeconomic conditions in the United States, including inflation and interest rates—both of which have a significant impact on the residential real estate and mortgage markets. For example, heightened tariffs or ongoing trade disputes may lead to increased input costs, contributing to inflationary pressures and potentially influencing monetary policy decisions by the Federal Reserve. Rising interest rates could, in turn, reduce housing affordability, slow home price appreciation, increase mortgage delinquency rates, and adversely impact the performance of the residential mortgage assets in which we invest. We cannot predict what additional actions may be taken by the United States or other governments, what sectors may be affected, or how financial markets may respond. To the extent that trade policy changes or broader geopolitical developments adversely affect inflation, interest rates, or the housing and mortgage markets more generally, our business, financial condition, and results of operations could be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2025.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 6, 2025	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

May 6, 2025	By:	/s/ Michael Hutchby
Michael Hutchby
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)