Form 10-Q
period 2025-06-30
Cherry Hill Mortgage Investment Corp
filed 2025-08-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of August 7, 2025, there were 36,045,092 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	June 30, 2025	December 31, 2024
Assets
RMBS, at fair value (including pledged assets of $1,133,184 and $1,103,622, respectively)	$1,152,443	$1,122,420
Investments in Servicing Related Assets, at fair value (including pledged assets of $224,601 and $233,658, respectively)	224,601	233,658
Cash and cash equivalents	58,042	46,313
Restricted cash	9,953	24,446
Derivative assets	12,105	30,048
Receivables and other assets	33,515	34,290
Total Assets	$1,490,659	$1,491,175
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,072,294	$1,077,257
Derivative liabilities	10,902	3,869
Notes payable	149,381	151,226
Dividends payable	7,643	7,011
Accrued expenses and other liabilities	18,026	18,190
Total Liabilities	$1,258,246	$1,257,553
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of June 30, 2025 and December 31, 2024, $69,541 liquidation preference as of June 30, 2025 and December 31, 2024	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of June 30, 2025 and December 31, 2024, $40,103 liquidation preference as of June 30, 2025 and December 31, 2024	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 36,045,092 shares issued and outstanding as of June 30, 2025 and 500,000,000 shares authorized and 31,625,073 shares issued and outstanding as of December 31, 2024	365	322
Additional paid-in capital	394,004	381,069
Accumulated deficit	(270,241)	(249,643)
Accumulated other comprehensive loss	(100)	(7,270)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$229,892	$230,342
Non-controlling interests in Operating Partnership	2,521	3,280
Total Stockholders’ Equity	$232,413	$233,622
Total Liabilities and Stockholders’ Equity	$1,490,659	$1,491,175

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income
Interest income	$14,813	$13,677	$29,614	$26,418
Interest expense	12,172	13,510	24,807	27,158
Net interest income (expense)	2,641	167	4,807	(740)
Servicing fee income	10,933	12,349	21,906	25,240
Servicing costs	1,952	3,455	4,497	6,089
Net servicing income	8,981	8,894	17,409	19,151
Other income (loss)
Realized loss on RMBS, net	(2,053)	(1,859)	(6,045)	(1,859)
Realized gain on investments in MSRs, net	-	741	-	741
Realized gain on derivatives, net	14,838	9,430	19,472	15,682
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	3,508	(4,440)	18,288	(12,761)
Unrealized gain (loss) on derivatives, net	(19,147)	(3,042)	(41,888)	9,282
Unrealized loss on investments in Servicing Related Assets	(2,731)	(3,312)	(9,056)	(6,569)
Total Income	6,037	6,579	2,987	22,927
Expenses
General and administrative expense	1,947	3,197	4,006	4,914
Compensation and benefits	1,408	174	3,118	298
Management fee to affiliate	-	1,760	-	3,508
Total Expenses	3,355	5,131	7,124	8,720
Income (Loss) Before Income Taxes	2,682	1,448	(4,137)	14,207
Provision for corporate business taxes	1,121	664	1,294	1,367
Net Income (Loss)	1,561	784	(5,431)	12,840
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(34)	(19)	99	(254)
Dividends on preferred stock	(2,462)	(2,555)	(4,916)	(4,862)
Gain (loss) on repurchase and retirement of preferred stock	-	(74)	-	78
Net Income (Loss) Applicable to Common Stockholders	$(935)	$(1,864)	$(10,248)	$7,802
Net Income (Loss) Per Share of Common Stock
Basic	$(0.03)	$(0.06)	$(0.32)	$0.26
Diluted	$(0.03)	$(0.06)	$(0.32)	$0.26
Weighted Average Number of Shares of Common Stock Outstanding
Basic	33,199,712	29,978,791	32,449,353	29,978,462
Diluted	33,199,712	30,029,960	32,449,353	30,025,173

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,561	$784	$(5,431)	$12,840
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	320	(3,734)	7,170	(10,330)
Net other comprehensive income (loss)	320	(3,734)	7,170	(10,330)
Comprehensive income (loss)	$1,881	$(2,950)	$1,739	$2,510
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(35)	57	(32)	(50)
Dividends on preferred stock	(2,462)	(2,555)	(4,916)	(4,862)
Gain (loss) on repurchase and retirement of preferred stock	-	(74)	-	78
Comprehensive loss attributable to common stockholders	$(616)	$(5,522)	$(3,209)	$(2,324)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139
Issuance of common stock	60,187	2	-	-	66	-	-	-	68
Repurchase and retirement of preferred stock	-	-	(98,925)	(2,378)	-	-	(75)	-	(2,453)
Redemption of OP units	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	765	19	784
Other Comprehensive Loss	-	-	-	-	-	(3,734)	-	-	(3,734)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,521)	-	(4,521)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6995 per share	-	-	-	-	-	-	(1,122)	-	(1,122)
Balance, June 30, 2024	30,080,156	$307	4,385,738	$105,864	$375,612	$(12,875)	$(234,382)	$3,227	$237,753

Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	1,005,846	10	-	-	3,606	-	-	-	3,616
Net Loss	-	-	-	-	-	-	(6,859)	(133)	(6,992)
Other Comprehensive Income (Loss)	-	-	-	-	-	6,850	-	(85)	6,765
LTIP-OP Unit awards	-	-	-	-	-	-	-	84	84
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,919)	-	(4,919)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6372 per share	-	-	-	-	-	-	(1,022)	-	(1,022)
Balance, March 31, 2025	32,630,919	$332	4,385,738	$105,864	$384,675	$(420)	$(263,875)	$3,056	$229,632
Issuance of common stock	3,414,173	33	-	-	8,892	-	-	-	8,925
Redemption of OP units	-	-	-	-	437	-	-	(539)	(102)
Net Income	-	-	-	-	-	-	1,527	34	1,561
Other Comprehensive Income	-	-	-	-	-	320	-	-	320
LTIP-OP Unit awards	-	-	-	-	-	-	-	60	60
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(5,431)	-	(5,431)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6413 per share	-	-	-	-	-	-	(1,030)	-	(1,030)
Balance, June 30, 2025	36,045,092	$365	4,385,738	$105,864	$394,004	$(100)	$(270,241)	$2,521	$232,413

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(5,431)	$12,840
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	6,045	1,859
Unrealized loss on investments in Servicing Related Assets	9,056	6,569
Realized gain on investments in MSRs, net	-	(741)
Realized gain on derivatives, net	(19,472)	(15,682)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	(18,288)	12,761
Unrealized (gain) loss on derivatives, net	41,888	(9,282)
Accretion of premiums on RMBS	(1,576)	(1,431)
Amortization of deferred financing costs	156	156
LTIP-OP Unit awards	144	248
Changes in operating assets and liabilities:
Receivables and other assets	775	3,216
Due to manager	-	(33)
Accrued expenses and other liabilities	(164)	(25,468)
Net cash provided by (used in) operating activities	$13,133	$(14,988)
Cash Flows From Investing Activities
Purchase of RMBS	(154,377)	(154,003)
Principal paydown of RMBS	45,415	36,092
Proceeds from sale of RMBS	99,844	39,195
Proceeds from sale of MSRs	-	13,544
Acquisition of MSRs	-	(6)
Proceeds from (payments for) settlement of derivatives	9,556	(5,604)
Net cash provided by (used in) investing activities	$438	$(70,782)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	5,392,822	4,842,602
Repayments of repurchase agreements	(5,397,785)	(4,751,327)
Proceeds from (payments for) derivative financing	(6,997)	16,974
Principal paydown of bank loans	(2,000)	(10,000)
Dividends paid	(14,634)	(13,773)
LTIP-OP Units distributions paid	(180)	(165)
Redemption of OP units	(102)	(9)
Issuance of common stock, net of offering costs	12,541	116
Repurchase and retirement of preferred stock	-	(9,438)
Net cash provided by (used in) financing activities	$(16,335)	$74,980
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(2,764)	$(10,790)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	70,759	69,327
Cash, Cash Equivalents and Restricted Cash, End of Period	$67,995	$58,537

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$58,042	$52,424
Restricted cash	9,953	6,113
Total cash and cash equivalents and restricted cash	$67,995	$58,537

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$18,008	$16,095
Cash paid during the period for income taxes	$36	$28
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$7,643	$6,761

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025

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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of June 30, 2025 the Company owned 98.2% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the six-month period ended June 30, 2025 and the year ended December 31, 2024, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.8 million and $4.7 million at June 30, 2025 and December 31, 2024, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of June 30, 2025 and December 31, 2024. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at June 30, 2025 and December 31, 2024. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $10.0 million and $4.3 million at June 30, 2025 and December 31, 2024, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $0 and $20.1 million at June 30, 2025 and December 31, 2024, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At June 30, 2025 and December 31, 2024, approximately $42.1 million and $61.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$-	$(3,074)	$-
Loss on RMBS measured at fair value through earnings	(2,053)	(1,859)	(2,971)	(1,859)
Realized loss on RMBS, net	$(2,053)	$(1,859)	$(6,045)	$(1,859)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2025
Interest income	$26	$14,787	$-	$14,813
Interest expense	322	11,850	-	12,172
Net interest income (expense)	(296)	2,937	-	2,641
Servicing fee income	10,933	-	-	10,933
Servicing costs	1,952	-	-	1,952
Net servicing income	8,981	-	-	8,981
Other expense (A)	(2,902)	(2,683)	-	(5,585)
Other operating expenses (B)	(923)	(644)	(1,788)	(3,355)
Provision for corporate business taxes	(1,121)	-	-	(1,121)
Net other comprehensive loss	-	320	-	320
Comprehensive income (loss)	$3,739	$(70)	$(1,788)	$1,881

Three Months Ended June 30, 2024
Interest income	$-	$13,677	$-	$13,677
Interest expense	164	13,346	-	13,510
Net interest income (expense)	(164)	331	-	167
Servicing fee income	12,349	-	-	12,349
Servicing costs	3,455	-	-	3,455
Net servicing income	8,894	-	-	8,894
Other income (expense) (A)	(2,869)	387	-	(2,482)
Other operating expenses (B)	(949)	(157)	(4,025)	(5,131)
Provision for corporate business taxes	(664)	-	-	(664)
Net other comprehensive loss	-	(3,734)	-	(3,734)
Comprehensive income (loss)	$4,248	$(3,173)	$(4,025)	$(2,950)

Six Months Ended June 30, 2025
Interest income	$26	$29,588	$-	$29,614
Interest expense	1,086	23,721	-	24,807
Net interest income (expense)	(1,060)	5,867	-	4,807
Servicing fee income	21,906	-	-	21,906
Servicing costs	4,497	-	-	4,497
Net servicing income	17,409	-	-	17,409
Other expense (A)	(8,720)	(10,509)	-	(19,229)
Other operating expenses (B)	(1,757)	(1,431)	(3,936)	(7,124)
Provision for corporate business taxes	(1,294)	-	-	(1,294)
Net other comprehensive income	-	7,170	-	7,170
Comprehensive income (loss)	$4,578	$1,097	$(3,936)	$1,739

Six Months Ended June 30, 2024
Interest income	$6	$26,412	$-	$26,418
Interest expense	931	26,227	-	27,158
Net interest income (expense)	(925)	185	-	(740)
Servicing fee income	25,240	-	-	25,240
Servicing costs	6,089	-	-	6,089
Net servicing income	19,151	-	-	19,151
Other income (expense) (A)	(7,107)	11,623	-	4,516
Other operating expenses (B)	(1,773)	(315)	(6,632)	(8,720)
Provision for corporate business taxes	(1,367)	-	-	(1,367)
Net other comprehensive loss	-	(10,330)	-	(10,330)
Comprehensive income (loss)	$7,979	$1,163	$(6,632)	$2,510

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2025
Investments	$224,601	$1,152,443	$-	$1,377,044
Other assets	27,828	27,370	58,417	113,615
Total assets	252,429	1,179,813	58,417	1,490,659
Debt	149,381	1,072,294	-	1,221,675
Other liabilities	2,966	24,566	9,039	36,571
Total liabilities	152,347	1,096,860	9,039	1,258,246
Net Assets	$100,082	$82,953	$49,378	$232,413

December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Note 4 — Investments in RMBS

At June 30, 2025, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of June 30, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$117,473	$1,705	$(877)	$118,301	10	(B)	4.68%	4.84%	27
Freddie Mac	125,240	98,000	512	(1,407)	97,105	10	(B)	4.68%	4.76%	27
RMBS, measured at fair value through earnings
Fannie Mae	404,885	359,318	5,009	(1,556)	362,771	29	(B)	5.02%	5.14%	28
Freddie Mac	647,778	569,122	7,887	(2,743)	574,266	50	(B)	5.05%	5.15%	28
Total/weighted average RMBS	$1,328,685	$1,143,913	$15,113	$(6,583)	$1,152,443	99		4.97%	5.08%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of June 30, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,022	$215,474	$2,216	$(2,284)	$215,406	20	(B)	4.68%	4.81%	27
RMBS, measured at fair value through earnings
Over 10 Years	1,052,663	928,439	12,897	(4,299)	937,037	79	(B)	5.04%	5.14%	28
Total/weighted average RMBS	$1,328,685	$1,143,913	$15,113	$(6,583)	$1,152,443	99		4.97%	5.08%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$317,711	$259,280	$492	$(7,644)	$252,128	23	(B)	4.48%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	984,449	879,982	5,004	(14,694)	870,292	72	(B)	4.89%	5.00%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At June 30, 2025 and December 31, 2024, the Company pledged Agency RMBS with a carrying value of approximately $1,133.2 million and $1,103.6 million, respectively, as collateral for borrowings under repurchase agreements. At June 30, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at June 30, 2025 and December 31, 2024, nor any impairment charges in earnings during the six-month periods ended June 30, 2025 and June 30, 2024.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of June 30, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$98,782	$73,820	$(1,049)	$72,771	7	(B)	4.69%	4.75%	27
Twelve or More Months	46,906	36,132	(1,235)	34,897	3	(B)	3.72%	3.89%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$145,688	$109,952	$(2,284)	$107,668	10		4.38%	4.47%	27

As of December 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$174,646	$142,337	$(2,993)	$139,344	13	(B)	4.76%	4.86%	27
Twelve or More Months	79,284	63,297	(4,651)	58,646	5	(B)	3.44%	3.59%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$253,930	$205,634	$(7,644)	$197,990	18		4.35%	4.47%	27

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $16.6 billion as of June 30, 2025.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of June 30, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$16,606,350	$224,601	3.50%	24.0	$(9,056)
MSR Total/Weighted Average	$16,606,350	$224,601	3.50%	24.0	$(9,056)

As of December 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,304,133	$233,658	3.50%	24.5	$(7,160)
MSR Total/Weighted Average	$17,304,133	$233,658	3.50%	24.5	$(7,160)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of June 30, 2025

Percentage of Total Outstanding Unpaid Principal Balance
California	14.7%
Virginia	8.8%
New York	8.5%
Maryland	6.7%
Texas	5.8%
Florida	5.3%
North Carolina	5.0%
All other	45.2%
Total	100.0%

As of December 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.3%
Total	100.0%

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three and six-month periods ended June 30, 2025 and the year ended December 31, 2024. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

The Company’s Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock was not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of shares of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends. The initial dividend rate for the Series B Preferred Stock from, and including, the date of original issuance to, but excluding, April 15, 2024 was 8.250% of the $25.00 per share liquidation preference per annum (equivalent to $2.0625 per annum per share). During the floating rate period, dividends on the Series B Preferred Stock accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the six-month CME Term SOFR plus a spread of 5.89261%.

Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program for its common stock (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $36.5 million was remaining as of June 30, 2025. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended June 30, 2025, the Company issued and sold 3,229,003 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $2.83 per share for aggregate gross proceeds of approximately $9.1 million before fees of approximately $183,000. During the six-month period ended June 30, 2025, the Company issued and sold 4,234,849 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $12.7 million before fees of approximately $254,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

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
Common Stock Repurchase Program

In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2025 and the year ended December 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77, and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

On May 30, 2024, the Company granted certain eligible participants of the 2023 Plan other equity-based awards in the form of a total of 181,942 restricted stock units (“RSUs”) under the 2023 Plan. Each granted RSU represents the right to receive one share of common stock. Subject to the terms and conditions of an RSU award agreement and the 2023 Plan, each award of RSUs vests ratably over a three-year period beginning on the one-year anniversary of the grant date of the RSUs. To the extent the RSUs have not otherwise been forfeited or cancelled prior to the applicable settlement date, each award recipient will be paid a cash payment on the applicable settlement date equal to the number of shares of common stock delivered multiplied by the total amount of dividend payments made in relation to one share of common stock with respect to record dates occurring during the period between the grant date and the applicable settlement date. On May 30, 2025, 60,041 of these RSU units vested and were settled with a grant of 60,041 units of common stock to the participants. Of the 60,041 shares of common stock granted, 21,391 shares of common stock were withheld by the Company to satisfy tax withholding requirements on the grant.

On June 30, 2025, the Company granted an aggregate of 146,520 shares of restricted common stock to the Company’s independent directors (36,630 shares each) subject to the terms and conditions of a restricted stock award agreement and the 2023 Plan. Unless sooner vested in accordance with the terms of the restricted stock award agreement and the 2023 Plan, each independent director’s interest in the shares of common stock covered by the June 30, 2025 stock award become vested and nonforfeitable on the one-year anniversary of the grant date.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(C)	-	-	-		-	-	-		-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,676,770
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660	$3.51
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	(181,942)	(D)	-	-	-	(181,942)	$3.60
Number of securities issued or to be issued upon exercise	-		-	-	(55,704)		-	-	-		-	-	-	(55,704)	$3.77
Number of securities issued or to be issued upon exercise	-		-	-	(7,712)		-	3,229	-		-	-	-	(7,712)	$3.89
June 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072

December 31, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	-		-	-	-	-	$-
March 31, 2025	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities forfeited	-		14,500	-	-		-	-	-		-	-	-	14,500
Number of securities redeemed	-		34,697	-	-		-	-	-		-	-	-	34,697	$2.95
Number of securities issued or to be issued upon exercise	-		-	-	(60,041)		-	21,391	-		-	60,041	-	(60,041)	$2.96
Number of securities issued or to be issued upon exercise	-		-	-	(146,520)	(E)	-	-	-		-	-	-	(146,520)	$2.73
June 30, 2025	(663,492)		57,689	44,795	(490,233)		3,155	24,620	(181,942)		-	60,041	-	2,276,708

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

(C)	Subject to forfeiture in certain circumstances prior to January 16, 2027.
(D)	Subject to forfeiture in certain circumstances prior to May 30, 2027.
(E)	Subject to forfeiture in certain circumstances prior to June 30, 2026.

The Company recognized share-based compensation expense of approximately $179,000 and $194,000 during the six-month periods ended June 30, 2025 and June 30, 2024, respectively. There was approximately $1.1 million of total unrecognized share-based compensation expense as of June 30, 2025, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of June 30, 2025, the non-controlling interest holders in the Operating Partnership owned 594,216 LTIP-OP Units, or approximately 1.83% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$1,561	$784	$(5,431)	$12,840
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(34)	(19)	99	(254)
Dividends on preferred stock	(2,462)	(2,555)	(4,916)	(4,862)
Gain (loss) on repurchase and retirement of preferred stock	-	(74)	-	78
Net income allocated to participating securities	-	-	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$(935)	$(1,864)	$(10,248)	$7,802
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-	-	-
Numerator for diluted EPS - net income (loss) applicable to common stockholders after assumed conversion (C)	$(935)	$(1,864)	$(10,248)	$7,802
Denominator:
Denominator for basic EPS - weighted average common shares (B)	33,199,712	29,978,791	32,449,353	29,978,462
Effect of dilutive securities:
Participating restricted common stock	-	51,169	-	46,711
Non-participating restricted stock units	-		-
Denominator for diluted EPS - adjusted weighted average common shares (D)	33,199,712	30,029,960	32,449,353	30,025,173
Basic and Diluted EPS:
Basic (A/B)	$(0.03)	$(0.06)	$(0.32)	$0.26
Diluted (C/D)	$(0.03)	$(0.06)	$(0.32)	$0.26

The computation of diluted EPS for the six-month period ended June 30, 2025 excludes 268,421 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$-	$1,610	$-	$3,208
Compensation reimbursement	-	150	-	300
Total	$-	$1,760	$-	$3,508

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	June 30, 2025	December 31, 2024
Notional amount of interest rate swaps	$799,700	$1,171,750
Notional amount of TBAs, net	(413,475)	(435,575)
Notional amount of U.S. treasury futures	60,200	73,100
Total notional amount	$446,425	$809,275

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
June 30, 2025	$799,700	$10,574	1.79%	4.45%	3.5
December 31, 2024	$1,171,750	$13,375	1.84%	4.64%	3.1

(A)
Includes $683.7 million notional of receive SOFR and pay fixed of 1.3% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.6 years and 3.0 years, respectively, as of June 30, 2025. Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.6 years and 1.6 years, respectively, as of December 31, 2024.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of June 30, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$296,825	$299,948	$302,318	$2,370
Sale contracts	(710,300)	(689,141)	(699,218)	(10,077)
Net TBA derivatives	$(413,475)	$(389,193)	$(396,900)	$(7,707)

As of December 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$234,625	$238,096	$237,021	$(1,074)
Sale contracts	(670,200)	(647,844)	(636,337)	11,508
Net TBA derivatives	$(435,575)	$(409,748)	$(399,316)	$10,434

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of June 30, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$53,600	$-	$216
5 years	180,400	-	2,001
10 years (A)	-	(173,800)	(3,881)
Total	$234,000	$(173,800)	$(1,664)

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$108,600	$-	$(78)
5 years	169,500	-	(1,226)
10 years (A)	-	(205,000)	3,641
Total	$278,100	$(205,000)	$2,337

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at June 30, 2025. The following table present information about the Company’s U.S. Treasury future options as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$33
Total	$60,000	$(60,000)	33

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives	2025	2024	2025	2024
Interest rate swaps(A)	$(1,167)	$-	$(1,167)	$4,325
TBAs	7,321	3,486	7,295	(497)
U.S. Treasury futures	4,072	(2,339)	2,227	(5,108)
U.S. Treasury futures options	-	-	33	-
Total	$10,226	$1,147	$8,388	$(1,280)

(A)
Excludes interest rate swap periodic interest income of $4.6 million and $8.3 million, for the three-month periods ended June 30, 2025 and June 30, 2024, respectively and $11.1 million and $17.0 million, for the six-month periods ended June 30, 2025 and June 30, 2024, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of June 30, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$54,244	$(42,139)	$12,105	$(1,531)	$-	$10,574
TBAs	2,370	(2,370)	-	-	-	-
U.S. treasury futures	2,217	(2,217)	-	-	-
Total Assets	$58,831	$(46,726)	$12,105	$(1,531)	$-	$10,574

Liabilities
Repurchase agreements	$(1,072,294)	$-	$(1,072,294)	$1,072,294	$-	$-
Interest rate swaps	(1,531)	-	(1,531)	1,531	-	-
TBAs	(10,077)	2,370	(7,707)	-	4,876	(2,831)
U.S. treasury futures	(3,881)	2,217	(1,664)	-	1,664	-
Total Liabilities	$(1,087,783)	$4,587	$(1,083,196)	$1,073,825	$6,540	$(2,831)

As of December 31, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$78,554	$(61,310)	$17,244	$(3,869)	$-	$13,375
TBAs	11,508	(1,074)	10,434	-	(9,309)	1,125
U.S. Treasury futures	3,641	(1,304)	2,337	-	-	2,337
U.S. Treasury futures options	33	-	33	-	-	33
Total Assets	$93,736	$(63,688)	$30,048	$(3,869)	$(9,309)	$16,870

Liabilities
Repurchase agreements	$(1,077,257)	$-	$(1,077,257)	$1,077,257	$-	$-
Interest rate swaps	(3,869)	-	(3,869)	3,869	-	-
TBAs	(1,074)	1,074	-	-	-	-
U.S. Treasury futures	(1,304)	1,304	-	-	-	-
Total Liabilities	$(1,083,504)	$2,378	$(1,081,126)	$1,081,126	$-	$-

(A)
Includes cash pledged / received as collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable. Excess cash collateral or financial assets that are pledged to counterparties may exceed the financial liabilities subject to a master netting arrangement or similar agreement, or counterparties may have pledged excess cash collateral to the Company that exceed the corresponding financial assets. These excess amounts are excluded from the table above, although separately reported within restricted cash or accrued expenses and other liabilities in the Company’s consolidated balance sheets.

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at June 30, 2025 and December 31, 2024.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at June 30, 2025 and December 31, 2024.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at June 30, 2025 and December 31, 2024. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at June 30, 2025 and December 31, 2024.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

June 30, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$481,072	$-	$481,072
Freddie Mac	-	671,371	-	671,371
RMBS total	-	1,152,443	-	1,152,443
Derivative assets
Interest rate swaps	-	12,105	-	12,105
Derivative assets total	-	12,105	-	12,105
Servicing related assets	-	-	224,601	224,601
Total Assets	$-	$1,164,548	$224,601	$1,389,149
Liabilities
Derivative liabilities
Interest rate swaps	-	1,531	-	1,531
TBAs, net	-	7,707	-	7,707
U.S. treasury futures	1,664	-	-	1,664
Derivative liabilities total	1,664	9,238	-	10,902
Total Liabilities	$1,664	$9,238	$-	$10,902

December 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$425,599	$-	$425,599
Freddie Mac	-	696,821	-	696,821
RMBS total	-	1,122,420	-	1,122,420
Derivative assets
Interest rate swaps	-	17,244	-	17,244
TBAs, net	-	10,434	-	10,434
U.S. treasury futures	2,337	-		2,337
U.S. treasury futures options	33	-	-	33
Derivative assets total	2,370	27,678	-	30,048
Servicing related assets	-	-	233,658	233,658
Total Assets	$2,370	$1,150,098	$233,658	$1,386,126
Liabilities
Derivative liabilities
Interest rate swaps	-	3,869	-	3,869
Derivative liabilities total	-	3,869	-	3,869
Total Liabilities	$-	$3,869	$-	$3,869

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of June 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of June 30, 2025 and December 31, 2024 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance at beginning of period	$227,333	$250,380	$233,658	$253,629
Purchases and sales:
Sales	-	(12,803)	-	(12,803)
Other changes (A)	(1)	(2)	(1)	6
Total purchases and sales	(1)	(12,805)	(1)	(12,797)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	1,216	1,761	(2,033)	2,038
Other changes in fair value (B)	(3,947)	(5,073)	(7,023)	(8,607)
Unrealized gain (loss) included in Net Income	(2,731)	(3,312)	(9,056)	(6,569)
Balance at end of period	$224,601	$234,263	$224,601	$234,263
(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of June 30, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$224,601	Discounted cash flow	Constant prepayment speed	4.5% - 12.7%	6.4%
			Uncollected payments	0.6% - 5.9%	0.8%
			Discount rate		9.2%
			Annual cost to service, per loan		$88
TOTAL	$224,601

As of December 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$233,658	Discounted cash flow	Constant prepayment speed	3.8% -13.5%	6.3%
			Uncollected payments	0.6% - 6.6%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$233,658

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of June 30, 2025 and December 31, 2024 are described below.

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

Commitments to Purchase/Sell RMBS

As of June 30, 2025 and December 31, 2024, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of June 30, 2025 and December 31, 2024.

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

Operating Lease

The Company’s operating lease is comprised of corporate office lease with a remaining term of approximately twenty-three months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the three-month periods ended June 30, 2025 and June 30, 2024 was approximately $19,000 and $0, respectively. The lease cost for the six-month periods ended June 30, 2025 and June 30, 2024 was approximately $37,500 and $0, respectively. Cash used for the operating lease during the six-month periods ended June 30, 2025 and June 30, 2024 was approximately $37,500 and $0, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2025	$37
2026	41
2027	-
Remaining undiscounted lease payments	78
Less: imputed interest	4
Remaining discounted lease payments	$74

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	June 30, 2025	December 31, 2024
ROU Assets	Receivables and other assets	$74	$109
Lease Liabilities	Accrued expenses and other liabilities	$(74)	$(109)
Weighted average remaining lease term in years		1.1	1.6
Weighted average discount rate (A)		8.18%	8.18%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,072.3 million and $1,077.3 million of borrowings under its repurchase agreements as of June 30, 2025 and December 31, 2024, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 26 days and 18 days as of June 30, 2025 and December 31, 2024. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of June 30, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$824,982	4.48%
One to three months	247,312	4.47%
Total/Weighted Average	$1,072,294	4.47%

As of December 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,005,685	4.75%
One to three months	71,572	4.72%
Total/Weighted Average	$1,077,257	4.75%

Note 12 — Notes Payable

As of June 30, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $100.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At June 30, 2025 and December 31, 2024, approximately $56.5 million was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. Aurora and QRS III have entered into a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2025 and December 31, 2024, approximately $93.6 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of June 30, 2025

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$56,500	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	552	6,868	7,337	78,843	-	-	93,600
Total	$552	$63,368	$7,337	$78,843	$-	$-	$150,100

As of December 31, 2024

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	555	6,915	7,408	80,722	-	-	95,600
Total	$57,055	$6,915	$7,408	$80,722	$-	$-	$152,100

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of June 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	June 30, 2025	December 31, 2024
Servicing advances (A)	$9,486	$13,797
Interest receivable	6,135	5,785
Deferred tax asset	9,626	10,921
Other receivables (B)	8,268	3,787
Total other assets	$33,515	$34,290

(A)	The Company only records as an asset those servicing advances that the Company deems recoverable.

(B)
Includes a promissory note receivable with a principal amount of $3.2 million. The note bears interest at a fixed rate of 8.0% per annum, as well as an additional percentage of distributable cash, with interest payments due quarterly and the principal due at maturity on May 22, 2030. The note is classified as held-for-investment and measured at amortized cost. The Company evaluates credit quality of the note on a regular basis and has determined that no allowance for credit losses is necessary as of the reporting date. The note receivable is classified as a “Level 3” fair value item due to the Company’s reliance on unobservable inputs to estimate its fair value. The Company has concluded that the fair value of the note approximates its carrying value because the note is newly issued, and there have been no significant changes in credit or market conditions since issuance.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of June 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	June 30, 2025	December 31, 2024
Accrued interest on repurchase agreements	$1,964	$4,101
Accrued interest on notes payable	1,563	1,701
Accrued expenses	1,694	3,079
Due to counterparties (A)	12,805	9,309
Total accrued expenses and other liabilities	$18,026	$18,190

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Current federal income tax benefit	$-	$85	$-	$85
Current state income tax expense (benefit)	-	11	-	11
Deferred federal income tax expense	990	499	1,143	1,120
Deferred state income tax expense	131	69	151	151
Provision for Corporate Business Taxes	$1,121	$664	$1,294	$1,367

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Computed income tax expense (benefit) at federal rate	$564	21.0%	$304	21.0%	$(868)	21.0%	$2,984	21.0%
State tax expense, net of federal tax, if applicable	103	3.8%	61	4.2%	119	(2.9)%	126	0.9%
REIT income not subject to tax expense (benefit)	454	16.9%	299	20.6%	2,043	(49.4)%	(1,743)	(12.3)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$1,121	41.7%	$664	45.8%	$1,294	(31.3)%	$1,367	9.6%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	June 30, 2025	December 31, 2024
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(9,471)	$(6,907)
Deferred tax - net operating loss	19,097	17,828
Total net deferred tax assets	$9,626	$10,921

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $82.5 million as of June 30, 2025, which were created subsequent to 2017 and can be carried forward indefinitely. As of June 30, 2025, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

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

Note 16 — Subsequent Events

Events subsequent to June 30, 2025, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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
General
As of November 14, 2024, we are a fully integrated, internally managed residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013, following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the NYSE under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively.
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
We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of June 30, 2025, we owned 98.2% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.
From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”
Pursuant to the Company’s Common Stock ATM Program, the Company may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of June 30, 2025, approximately $36.5 million was remaining pursuant to the Common Stock ATM Program. During the three-month period ended June 30, 2025, the Company issued and sold 3,229,003 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $2.83 per share for aggregate gross proceeds of approximately $9.1 million before fees of approximately $183,000. During the six-month period ended June 30, 2025, the Company issued and sold 4,234,849 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $12.7 million before fees of approximately $254,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.
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
In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of June 30, 2025, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2025 and the year ended December 31, 2024, the Company did not repurchase any common stock pursuant to the share repurchase program.
In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and six-month periods ended June 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company
Since December 18, 2024, the Federal Reserve has maintained the federal funds rate target at 4.25% to 4.5%. This decision followed three consecutive rate cuts starting from September 18, 2024, totaling a 1.0% decrease. The September 2024 cut was the first in four years, following a period of tightened monetary policy in 2022 and 2023 to combat high inflation, which peaked at 9.1% in June 2022. In May 2025, inflation was at 2.4%.
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
The Federal Reserve seeks to achieve maximum employment and inflation at a rate of 2% in the long run. In line with this dual mandate, the unemployment rate has remained low, although inflation has remained somewhat above its 2% target. While uncertainty about the economic outlook has diminished, Federal Reserve Chair Jerome Powell recently indicated that the imposition of significant tariffs in the U.S. would likely cause inflation and unemployment to rise, threatening the Federal Reserve’s dual mandate to pursue maximum employment and stable prices. However, he said that the Federal Reserve will await taking action until the data demonstrates the impact of any new tariffs on the U.S. economy.
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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:
Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
June 30, 2025	5.08%	1.17%	3.91%
March 31, 2025	5.00%	1.30%	3.70%
December 31, 2024	4.91%	1.12%	3.79%
September 30, 2024	4.93%	1.00%	3.92%

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

Results of Operations
Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Income
Interest income	$14,813	$14,801	$29,614	$26,418
Interest expense	12,172	12,635	24,807	27,158
Net interest income (expense)	2,641	2,166	4,807	(740)
Servicing fee income	10,933	10,973	21,906	25,240
Servicing costs	1,952	2,545	4,497	6,089
Net servicing income	8,981	8,428	17,409	19,151
Other income (loss)
Realized loss on RMBS, net	(2,053)	(3,992)	(6,045)	(1,859)
Realized gain on investments in MSRs, net	-	-	-	741
Realized gain on derivatives, net	14,838	4,634	19,472	15,682
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	3,508	14,780	18,288	(12,761)
Unrealized gain (loss) on derivatives, net	(19,147)	(22,741)	(41,888)	9,282
Unrealized loss on investments in Servicing Related Assets	(2,731)	(6,325)	(9,056)	(6,569)
Total Income (Loss)	6,037	(3,050)	2,987	22,927
Expenses
General and administrative expense	1,947	2,059	4,006	4,914
Compensation and benefits	1,408	1,710	3,118	298
Management fee to affiliate	-	-	-	3,508
Total Expenses	3,355	3,769	7,124	8,720
Income (Loss) Before Income Taxes	2,682	(6,819)	(4,137)	14,207
Provision for corporate business taxes	1,121	173	1,294	1,367
Net Income (Loss)	1,561	(6,992)	(5,431)	12,840
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(34)	133	99	(254)
Dividends on preferred stock	(2,462)	(2,454)	(4,916)	(4,862)
Gain on repurchase and retirement of preferred stock	-	-	-	78
Net Income (Loss) Applicable to Common Stockholders	$(935)	$(9,313)	$(10,248)	$7,802

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended June 30, 2025
Interest income	$26	$14,787	$-	$14,813
Interest expense	322	11,850	-	12,172
Net interest income (expense)	(296)	2,937	-	2,641
Servicing fee income	10,933	-	-	10,933
Servicing costs	1,952	-	-	1,952
Net servicing income	8,981	-	-	8,981
Other expense (A)	(2,902)	(2,683)	-	(5,585)
Other operating expenses (B)	(923)	(644)	(1,788)	(3,355)
Provision for corporate business taxes	(1,121)	-	-	(1,121)
Net other comprehensive income	-	320	-	320
Comprehensive income (loss)	$3,739	$(70)	$(1,788)	$1,881

Three Months Ended March 31, 2025
Interest income	$-	$14,801	$-	$14,801
Interest expense	764	11,871	-	12,635
Net interest income (expense)	(764)	2,930	-	2,166
Servicing fee income	10,973	-	-	10,973
Servicing costs	2,545	-	-	2,545
Net servicing income	8,428	-	-	8,428
Other expense (A)	(5,818)	(7,826)	-	(13,644)
Other operating expenses (B)	(834)	(787)	(2,148)	(3,769)
Provision for corporate business taxes	(173)	-	-	(173)
Net other comprehensive income	-	6,850	-	6,850
Comprehensive income (loss)	$839	$1,167	$(2,148)	$(142)

Six Months Ended June 30, 2025
Interest income	$26	$29,588	$-	$29,614
Interest expense	1,086	23,721	-	24,807
Net interest income (expense)	(1,060)	5,867	-	4,807
Servicing fee income	21,906	-	-	21,906
Servicing costs	4,497	-	-	4,497
Net servicing income	17,409	-	-	17,409
Other expense (A)	(8,720)	(10,509)	-	(19,229)
Other operating expenses (B)	(1,757)	(1,431)	(3,936)	(7,124)
Provision for corporate business taxes	(1,294)	-	-	(1,294)
Net other comprehensive income	-	7,170	-	7,170
Comprehensive income (loss)	$4,578	$1,097	$(3,936)	$1,739

Six Months Ended June 30, 2024
Interest income	$6	$26,412	$-	$26,418
Interest expense	931	26,227	-	27,158
Net interest income (expense)	(925)	185	-	(740)
Servicing fee income	25,240	-	-	25,240
Servicing costs	6,089	-	-	6,089
Net servicing income	19,151	-	-	19,151
Other income (expense) (A)	(7,107)	11,623	-	4,516
Other operating expenses (B)	(1,773)	(315)	(6,632)	(8,720)
Provision for corporate business taxes	(1,367)	-	-	(1,367)
Net other comprehensive loss	-	(10,330)	-	(10,330)
Comprehensive income (loss)	$7,979	$1,163	$(6,632)	$2,510

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
June 30, 2025
Investments	$224,601	$1,152,443	$-	$1,377,044
Other assets	27,828	27,370	58,417	113,615
Total assets	252,429	1,179,813	58,417	1,490,659
Debt	149,381	1,072,294	-	1,221,675
Other liabilities	2,966	24,566	9,039	36,571
Total liabilities	152,347	1,096,860	9,039	1,258,246
Net Assets	$100,082	$82,953	$49,378	$232,413

December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Interest Income
Interest income for each of the three-month periods ended June 30, 2025 and March 31, 2025 was $14.8 million. The change in interest income was nominal.

Interest income for the six-month period ended June 30, 2025 was $29.6 million as compared to $26.4 million for the six-month period ended June 30, 2024. The increase of $3.2 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.
Interest Expense
Interest expense for the three-month period ended June 30, 2025 was $12.2 million as compared to $12.6 million for the three-month period ended March 31, 2025. The decrease of $0.4 million in interest expense was due to changes in the Company’s leverage.

Interest expense for the six-month period ended June 30, 2025 was $24.8 million as compared to $27.2 million for the six-month period ended June 30, 2024. The decrease of $2.4 million in interest expense was due to a decrease in financing rates combined with a decrease in notes payable.
Servicing Fee Income
Servicing fee income for the three-month period ended June 30, 2025 was $10.9 million as compared to $11.0 million for the three-month period ended March 31, 2025. The nominal decrease in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the six-month period ended June 30, 2025 was $21.9 million as compared to $25.2 million for the six-month period ended June 30, 2024. The decrease of $3.3 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended June 30, 2025 were $2.0 million as compared to $2.5 million for the three-month period ended March 31, 2025. The decrease of $0.5 million in servicing costs was due to changes in the size of the portfolio.

Servicing costs for the six-month period ended June 30, 2025 were $4.5 million as compared to $6.1 million for the six-month period ended June 30, 2024. The decrease of $1.6 million in servicing costs was due to changes in the size of the portfolio.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended June 30, 2025 was approximately $2.1 million as compared to $4.0 million for the three-month period ended March 31, 2025. The decrease of $1.9 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized loss on RMBS for the six-month period ended June 30, 2025 was approximately $6.0 million as compared to $1.9 million for the six-month period ended June 30, 2024. The increase of $4.1 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized Gain on Investments in MSRs, Net

Realized gain on investments in MSRs for each of the three-month periods ended June 30, 2025 and March 31, 2025 was $0 because no MSRs were sold during these periods.

Realized gain on investments in MSRs for the six-month period ended June 30, 2025 was approximately $0 as compared to $0.7 million for the six-month period ended June 30, 2024. The decrease of $0.7 million in realized gain on MSRs was because no MSRs were sold during the six-month period ended June 30, 2025.

Realized Gain (Loss) on Derivatives, Net

Realized gain on derivatives for the three-month period ended June 30, 2025 was approximately $14.8 million as compared to $4.6 million for the three-month period ended March 31, 2025. The increase of $10.2 million in realized gain on derivatives was substantially comprised of an increase of $7.3 million in gains on TBAs and an increase of $5.9 million in gain on U.S. Treasury futures offset by an increase of $1.2 million in losses on interest rate swaps and a decrease of $1.9 million in interest rate swaps periodic interest income due to changes in interest rates as well as composition of derivatives.

Realized gain on derivatives for the six-month period ended June 30, 2025 was approximately $19.5 million as compared to $15.7 million for the six-month period ended June 30, 2024. The increase of $3.8 million in realized gain on derivatives was substantially comprised of an increase of $7.8 million in gains on TBAs and an increase of $7.3 million in gains on U.S. Treasury futures offset by an increase of $5.5 million in losses on interest rate swaps and a decrease of $5.9 million in interest rate swaps periodic interest income due to changes in interest rates as well as composition of derivatives.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the three-month period ended June 30, 2025 was $3.5 million as compared to $14.8 million for the three-month period ended March 31, 2025. The decrease of $11.3 million in unrealized gain on RMBS measured at fair value through earnings was a result of changes in interest rates combined with spread widening.

Unrealized gain on RMBS measured at fair value through earnings for the six-month period ended June 30, 2025 was $18.3 million as compared to a loss of $12.8 million for the six-month period ended June 30, 2024. The increase of $31.1 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the period.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the three-month period ended June 30, 2025 was approximately $19.1 million as compared to $22.7 million for the three-month period ended March 31, 2025. The decrease of $3.6 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized loss on derivatives for the six-month period ended June 30, 2025 was approximately $41.9 million as compared to a gain of $9.3 million for the six-month period ended June 30, 2024. The increase of $51.2 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets
Unrealized loss on our investments in Servicing Related Assets for the three-month period ended June 30, 2025 was approximately $2.7 million as compared to $6.3 million for the three-month period ended March 31, 2025. The decrease of $3.6 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the six-month period ended June 30, 2025 was approximately $9.1 million as compared to $6.6 million for the six-month period ended June 30, 2024. The increase of $2.5 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense was $1.9 million for the three-month period ended June 30, 2025 as compared to $2.1 million for the three-month period ended March 31, 2025. The decrease of $0.2 million in general and administrative expense was due to a decrease in professional fees.

General and administrative expense was $4.0 million for six-month period ended June 30, 2025 as compared to $4.9 million for the six-month period ended June 30, 2024. The decrease of $0.9 million in general and administrative expense was due to a decrease in professional fees related to the Internalization.

Compensation and Benefits

Compensation and benefits expense for the three-month period ended June 30, 2025 was $1.4 million as compared to $1.7 million for the three-month period ended March 31, 2025. The decrease of $0.3 million in compensation and benefits was due to timing of bonus payments.

Compensation and benefits expense for the six-month period ended June 30, 2025 was $3.1 million as compared to $0.3 million for the six-month period ended June 30, 2024. The increase of $2.8 million in compensation and benefits was because the Company started operating as an internally managed Company effective November 14, 2024.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors, officers and employees of the Company and by certain individuals who provided services to us through the Manager prior to the Internalization, represented approximately 2.2% and  1.9% of net income for the three-month periods ended June 30, 2025 and March 31, 2025, respectively and 1.8% and 2.0% of net income for the six month periods ended June 30, 2025 and June 30, 2024 respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):
 Accumulated Other Comprehensive Income (Loss)

Three Months Ended June 30, 2025
Accumulated other comprehensive loss, March 31, 2025	$(420)
Other comprehensive income	320
Accumulated other comprehensive loss, June 30, 2025	$(100)

Three Months Ended March 31, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	6,850
Accumulated other comprehensive loss, March 31, 2025	$(420)

Six Months Ended June 30, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	7,170
Accumulated other comprehensive loss, June 30, 2025	$(100)

Six Months Ended June 30, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(10,330)
Accumulated other comprehensive loss, June 30, 2024	$(12,875)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended June 30, 2025, a small unrealized gain on our available-for-sale RMBS was a result of changes in interest rates combined with spread widening. During the three-month period ended March 31, 2025 and the six-month period ended June 30, 2025, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. During the six-month period ended June 30, 2024, a rise in interest rates combined with marginal widening of credit spreads caused a net unrealized loss on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).
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

Earnings Available for Distribution
EAD for the three-month period ended June 30, 2025 as compared to the three-month period ended March 31, 2025 decreased by approximately $2.1 million, or $0.07 per average common share primarily due to a decrease in interest rate swap periodic interest income, some of which was offset by a decrease in expenses.

EAD for the six-month period ended June 30, 2025 as compared to the six-month period ended June 30, 2024 increased by approximately $2.3 million, or $0.06 per average common share primarily due to a decrease in borrowing costs as well as Internalization expenses.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Net Income (Loss)	$1,561	$(6,992)	$(5,431)	$12,840
Realized loss on RMBS, net	2,053	3,992	6,045	1,859
Realized loss (gain) on derivatives, net (A)	(9,576)	2,782	(6,794)	2,601
Realized gain on investments in MSRs, net	-	-	-	(741)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	(3,508)	(14,780)	(18,288)	12,761
Unrealized loss (gain) on derivatives, net	19,147	22,741	41,888	(9,282)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(5,473)	(719)	(6,192)	(11,184)
Tax expense on realized and unrealized gain on MSRs	1,607	957	2,564	2,524
Total EAD:	$5,811	$7,981	$13,792	$11,378
EAD attributable to noncontrolling interests in Operating Partnership	(102)	(151)	(253)	(225)
Dividends on preferred stock	(2,462)	(2,454)	(4,916)	(4,862)
EAD Attributable to Common Stockholders	$3,247	$5,376	$8,623	$6,291
EAD Attributable to Common Stockholders, per Diluted Share	$0.10	$0.17	$0.27	$0.21
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.03)	$(0.29)	$(0.32)	$0.26

(A)
Excludes drop income on TBA dollar rolls of $0.7 million and $0.9 million and interest rate swap periodic interest income of $4.6 million and $6.5 million for the three-month periods ended June 30, 2025 and March 31, 2025, respectively. Excludes drop income on TBA dollar rolls of $1.6 million and $1.3 million and interest rate swap periodic interest income of $11.1 million and $17.0 million for the six-month periods ended June 30, 2025 and June 30, 2024, respectively.

Our Portfolio
MSRs
Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $16.6 billion as of June 30, 2025.
The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics
As of June 30, 2025

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$224,601	$16,606,350	3.50%	0.25%	289	58	0.1%
MSR Total/Weighted Average	$224,601	$16,606,350	3.50%	0.25%	289	58	0.1%

As of December 31, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%
MSR Total/Weighted Average	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):
RMBS Characteristics
As of June 30, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$117,473	$1,705	$(877)	$118,301	10	(B)	4.68%	4.84%	27
Freddie Mac	125,240	98,000	512	(1,407)	97,105	10	(B)	4.68%	4.76%	27
RMBS, measured at fair value through earnings
Fannie Mae	404,885	359,318	5,009	(1,556)	362,771	29	(B)	5.02%	5.14%	28
Freddie Mac	647,778	569,122	7,887	(2,743)	574,266	50	(B)	5.05%	5.15%	28
Total/weighted average RMBS	$1,328,685	$1,143,913	$15,113	$(6,583)	$1,152,443	99		4.97%	5.08%	28

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.

(B)	The Company used an implied AAA rating for the Agency RMBS.

(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:
Net Interest Spread

	June 30, 2025	December 31, 2024
Weighted Average Asset Yield	5.14%	4.93%
Weighted Average Interest Expense (A)	2.53%	2.03%
Net Interest Spread	2.61%	2.90%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of June 30, 2025, we had repurchase agreements with 35 counterparties and approximately $1,072.3 million of outstanding repurchase agreement borrowings from 13 of those counterparties, which were used to finance RMBS. As of June 30, 2025, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at June 30, 2025 was approximately 4.3%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.
Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
June 30, 2025	$1,049,729	$1,072,294	$1,072,294
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489
September 30, 2023	$972,935	$984,931	$967,289

The decrease in the Company’s borrowings under its repurchase agreements as of June 30, 2025 as compared to December 31, 2024 was primarily due to the sale of RMBS, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.3% as of June 30, 2025 and 4.4% as of December 31, 2024. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of June 30, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$871,705	$824,982	4.48%
One to three months	261,479	247,312	4.47%
Total/Weighted Average	$1,133,184	$1,072,294	4.47%

As of December 31, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,029,996	$1,005,685	4.75%
One to three months	73,626	71,572	4.72%
Total/Weighted Average	$1,103,622	$1,077,257	4.75%

The amount of collateral as of June 30, 2025 and December 31, 2024, including cash, was $1,133.2 million and $1,123.7 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of June 30, 2025 and December 31, 2024 was 26 days and 18 days, respectively.

MSR Financing

As of June 30, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $150.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At June 30, 2025 and December 31, 2024, approximately $56.5 million was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility is $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At June 30, 2025 and December 31, 2024, approximately $93.6 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

During the three-month periods ended June 30, 2025 and March 31, 2025, our operating activities provided cash of approximately $12.5 million and $0.7 million, respectively and our investing activities used cash of approximately $19.0 million and provided cash of approximately $19.5 million, respectively. During the six-month periods ended June 30, 2025 and June 30, 2024, our operating activities provided cash of approximately $13.1 million and used cash of approximately $15.0 million, respectively and our investing activities provided cash of approximately $0.4 million and used cash of approximately $70.8 million, respectively. The cash provided by and used in our investing activities resulted substantially from RMBS purchases offset by RMBS sales, principal paydowns of RMBS, settlement of derivatives and sale of MSRs.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended June 30, 2025 and March 31, 2025 was $0.03 and $0.29, respectively. Our GAAP loss per diluted share for the six-month period ended June 30, 2025 was $0.32 and our GAAP income per diluted share for the six-month period ended June 30, 2024 was 0.26.

Contractual Obligations

Our contractual obligations as of June 30, 2025 and December 31, 2024 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.
The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of June 30, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,072,294	$-	$-	$-	$1,072,294
Interest on repurchase agreement borrowings(A)	$1,982	$-	$-	$-	$1,982
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$56,500	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,011	$-	$-	$-	$1,011
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$3,930	$14,682	$74,988	$-	$93,600
Interest on Fannie Mae MSR Revolving Facility	$552	$-	$-	$-	$552

As of December 31, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,077,257	$-	$-	$-	$1,077,257
Interest on repurchase agreement borrowings(A)	$4,112	$-	$-	$-	$4,112
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,098	$-	$-	$-	$1,098
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$555	$14,323	$80,722	$-	$95,600
Interest on Fannie Mae MSR Revolving Facility	$603	$-	$-	$-	$603

(A)	Interest expense is calculated based on the interest rate in effect at June 30, 2025 and December 31, 2024, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of June 30, 2025, Aurora had four subservicing agreements in place, one of which is with Freedom Mortgage. Following the sale of the Ginnie Mae MSRs to Freedom Mortgage in June 2020, Freedom Mortgage continued to subservice certain loans that had been purchased from Ginnie Mae pools due to delinquency or default. Freedom Mortgage ceased subservicing these loans during 2021 because these loans and any related advance claims had been rehabilitated or liquidated. One of the other subservicing agreements is with RoundPoint Mortgage Servicing Corporation (“RoundPoint”). Freedom Mortgage acquired RoundPoint and it became a wholly-owned subsidiary of Freedom Mortgage in August 2020. On September 30, 2023, RoundPoint ceased being a wholly owned subsidiary of Freedom Mortgage when it was acquired by an unaffiliated entity, Matrix Financial Services Corporation. The agreements have varying initial terms (three years, for Freedom Mortgage, and two years for the other three sub-servicers) and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, Federal Reserve Chair Jerome Powell has recently indicated that the imposition of significant tariffs in the U.S. would likely cause inflation and unemployment to rise, threatening the Federal Reserve’s dual mandate to pursue maximum employment and stable prices. Since December 2024,  the Federal Reserve has maintained its current federal funds rate target. To the extent the Federal Reserve decides to ease monetary policy, its actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy however, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of June 30, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$246,787	$235,224	$224,601	$214,820	$205,792
Change in FV	$22,186	$10,622	$-	$(9,781)	$(18,809)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$237,349	$231,146	$224,601	$218,116	$211,828
Change in FV	$12,748	$6,544	$-	$(6,485)	$(12,774)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$232,092	$228,347	$224,601	$220,856	$217,111
Change in FV	$7,491	$3,745	$-	$(3,745)	$(7,491)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$257,269	$244,952	$233,658	$223,276	$213,708
Change in FV	$23,611	$11,294	$-	$(10,382)	$(19,950)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$240,653	$237,709	$233,658	$228,942	$223,862
Change in FV	$6,995	$4,051	$-	$(4,716)	$(9,796)
% Change in FV	3%	2%	-	(2)%	(4)%
Servicing Cost Shift in %
Estimated FV	$241,240	$237,449	$233,658	$229,867	$226,076
Change in FV	$7,582	$3,791	$-	$(3,791)	$(7,582)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of June 30, 2025

	June 30, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$809,602
Estimated FV		$815,519	$814,127	$812,129	$806,564	$803,022	$799,003
Change in FV		$5,917	$4,525	$2,527	$(3,038)	$(6,580)	$(10,599)
% Change in FV		0.73%	0.56%	0.31%	(0.38)%	(0.81)%	(1.31)%

As of December 31, 2024

	December 31, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$800,308
Estimated FV		$803,881	$803,288	$802,088	$798,050	$795,322	$792,144
Change in FV		$3,574	$2,980	$1,781	$(2,258)	$(4,986)	$(8,164)
% Change in FV		0.45%	0.37%	0.22%	(0.28)%	(0.62)%	(1.02)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of June 30, 2025, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2025, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2025.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Offer Letter to Apeksha Patel, Interim Chief Financial Officer, Treasurer and Secretary, dated May 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

August 7, 2025	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

August 7, 2025	By:	/s/ Apeksha Patel
Apeksha Patel
Interim Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)