Form 10-Q
period 2025-09-30
Cherry Hill Mortgage Investment Corp
filed 2025-11-06
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of November 6, 2025, there were 36,739,538 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

 “residential mortgage pass-through certificate” is an MBS that represents an interest in a “pool” of mortgage loans secured by residential real property where payments of both interest and principal (including principal prepayments) on the underlying residential mortgage loans are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the security, net of fees paid to the issuer/guarantor and servicer.

“RMBS” means an Agency residential MBS or a non-Agency residential MBS.

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

•
the Company’s ability to internally manage itself following the termination of the management agreement with Cherry Hill Mortgage Management, LLC (“CHMM” or “Manager”), its former external manager, in November 2024;

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

•	projected capital and operating expenditures;

•	the on-going Federal government shut-down and any potential impact on mortgage borrowers or the mortgage industry;

•	availability of qualified personnel; and

•	projected prepayment and/or default rates.

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	September 30, 2025	December 31, 2024
Assets
RMBS, at fair value (including pledged assets of $1,153,261 and $1,103,622, respectively)	$1,191,478	$1,122,420
Investments in Servicing Related Assets, at fair value (including pledged assets of $218,688 and $233,658, respectively)	218,688	233,658
Cash and cash equivalents	55,447	46,313
Restricted cash	9,204	24,446
Derivative assets	15,314	30,048
Receivables and other assets	31,356	34,290
Total Assets	$1,521,487	$1,491,175
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,107,141	$1,077,257
Derivative liabilities	3,866	3,869
Notes payable	147,359	151,226
Dividends payable	5,950	7,011
Payables for unsettled trades	15,087	-
Accrued expenses and other liabilities	6,625	18,190
Total Liabilities	$1,286,028	$1,257,553
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of September 30, 2025 and December 31, 2024, $69,541 liquidation preference as of September 30, 2025 and December 31, 2024	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of September 30, 2025 and December 31, 2024, $40,103 liquidation preference as of September 30, 2025 and December 31, 2024	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 36,739,538 shares issued and outstanding as of September 30, 2025 and 500,000,000 shares authorized and 31,625,073 shares issued and outstanding as of December 31, 2024	373	322
Additional paid-in capital	396,362	381,069
Accumulated deficit	(271,979)	(249,643)
Accumulated other comprehensive income (loss)	2,509	(7,270)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$233,129	$230,342
Non-controlling interests in Operating Partnership	2,330	3,280
Total Stockholders’ Equity	$235,459	$233,622
Total Liabilities and Stockholders’ Equity	$1,521,487	$1,491,175

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest income	$15,643	$14,327	$45,257	$40,745
Interest expense	12,343	14,218	37,150	41,376
Net interest income (expense)	3,300	109	8,107	(631)
Servicing fee income	10,764	11,681	32,670	36,921
Servicing costs	2,297	3,206	6,794	9,295
Net servicing income	8,467	8,475	25,876	27,626
Other income (loss)
Realized loss on RMBS, net	-	(3,651)	(6,045)	(5,510)
Realized gain (loss) on investments in MSRs, net	-	(237)	-	504
Realized gain (loss) on derivatives, net	(10,496)	(7,987)	8,976	7,695
Realized gain on acquired assets, net	2	2	2	2
Unrealized gain on RMBS, measured at fair value through earnings, net	10,730	24,990	29,018	12,229
Unrealized gain (loss) on derivatives, net	2,482	(21,311)	(39,406)	(12,029)
Unrealized loss on investments in Servicing Related Assets	(5,912)	(7,467)	(14,968)	(14,036)
Total Income (Loss)	8,573	(7,077)	11,560	15,850
Expenses
General and administrative expense	2,154	3,233	6,160	8,147
Compensation and benefits	1,620	178	4,738	476
Management fee to affiliate	-	1,671	-	5,179
Total Expenses	3,774	5,082	10,898	13,802
Income (Loss) Before Income Taxes	4,799	(12,159)	662	2,048
Provision for corporate business taxes	284	285	1,578	1,652
Net Income (Loss)	4,515	(12,444)	(916)	396
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(83)	246	16	(8)
Dividends on preferred stock	(2,477)	(2,594)	(7,393)	(7,456)
Gain on repurchase and retirement of preferred stock	-	-	-	78
Net Income (Loss) Applicable to Common Stockholders	$1,955	$(14,792)	$(8,293)	$(6,990)
Net Income (Loss) Per Share of Common Stock
Basic	$0.05	$(0.49)	$(0.25)	$(0.23)
Diluted	$0.05	$(0.49)	$(0.25)	$(0.23)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	36,134,925	30,216,341	33,691,377	30,058,334
Diluted	36,148,929	30,216,341	33,691,377	30,058,334

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$4,515	$(12,444)	$(916)	$396
Other comprehensive income (loss):
Unrealized gain on RMBS, available-for-sale, net	2,561	16,400	9,731	6,070
Net other comprehensive income	2,561	16,400	9,731	6,070
Comprehensive income	$7,076	$3,956	$8,815	$6,466
Comprehensive income attributable to noncontrolling interests in Operating Partnership	(119)	(79)	(151)	(128)
Dividends on preferred stock	(2,477)	(2,594)	(7,393)	(7,456)
Gain on repurchase and retirement of preferred stock	-	-	-	78
Comprehensive income (loss) attributable to common stockholders	$4,480	$1,283	$1,271	$(1,040)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	-	-	-	-	48	-	-	-	48
Repurchase and retirement of preferred stock	-	-	(296,972)	(7,137)	-	-	152	-	(6,985)
Net Income	-	-	-	-	-	-	11,821	235	12,056
Other Comprehensive Loss	-	-	-	-	-	(6,596)	-	-	(6,596)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(74)	(74)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,502)	-	(4,502)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5156 per share	-	-	-	-	-	-	(875)	-	(875)
Balance, March 31, 2024	30,019,969	$305	4,484,663	$108,242	$375,546	$(9,141)	$(227,997)	$3,184	$250,139
Issuance of common stock	60,187	2	-	-	66	-	-	-	68
Repurchase and retirement of preferred stock	-	-	(98,925)	(2,378)	-	-	(75)	-	(2,453)
Redemption of OP units	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	765	19	784
Other Comprehensive Loss	-	-	-	-	-	(3,734)	-	-	(3,734)
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(91)	(91)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,521)	-	(4,521)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6995 per share	-	-	-	-	-	-	(1,122)	-	(1,122)
Balance, June 30, 2024	30,080,156	$307	4,385,738	$105,864	$375,612	$(12,875)	$(234,382)	$3,227	$237,753
Issuance of common stock	1,530,917	15	-	-	5,302	-	-	-	5,317
Net Loss	-	-	-	-	-	-	(12,198)	(246)	(12,444)
Other Comprehensive Income	-	-	-	-	-	16,400	-	-	16,400
LTIP-OP Unit awards	-	-	-	-	-	-	-	124	124
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,769)	-	(4,769)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.7152 per share	-	-	-	-	-	-	(1,163)	-	(1,163)
Balance, September 30, 2024	31,611,073	$322	4,385,738	$105,864	$380,914	$3,525	$(253,944)	$3,015	$239,696

Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	1,005,846	10	-	-	3,606	-	-	-	3,616
Net Loss	-	-	-	-	-	-	(6,859)	(133)	(6,992)
Other Comprehensive Income (Loss)	-	-	-	-	-	6,850	-	(85)	6,765
LTIP-OP Unit awards	-	-	-	-	-	-	-	84	84
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,919)	-	(4,919)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6372 per share	-	-	-	-	-	-	(1,022)	-	(1,022)
Balance, March 31, 2025	32,630,919	$332	4,385,738	$105,864	$384,675	$(420)	$(263,875)	$3,056	$229,632
Issuance of common stock	3,414,173	33	-	-	8,892	-	-	-	8,925
Redemption of OP units	-	-	-	-	437	-	-	(539)	(102)
Net Income	-	-	-	-	-	-	1,527	34	1,561
Other Comprehensive Income	-	-	-	-	-	320	-	-	320
LTIP-OP Unit awards	-	-	-	-	-	-	-	60	60
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(5,431)	-	(5,431)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6413 per share	-	-	-	-	-	-	(1,030)	-	(1,030)
Balance, June 30, 2025	36,045,092	$365	4,385,738	$105,864	$394,004	$(100)	$(270,241)	$2,521	$232,413
Issuance of common stock	694,446	8	-	-	2,057	-	-	-	2,065
Redemption of OP units	-	-	-	-	301	-	-	(300)	1
Net Income	-	-	-	-	-	-	4,432	83	4,515
Other Comprehensive Income	-	-	-	-	-	2,609	-	37	2,646
LTIP-OP Unit awards	-	-	-	-	-	-	-	72	72
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,692)	-	(3,692)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6523 per share	-	-	-	-	-	-	(1,046)	-	(1,046)
Balance, September 30, 2025	36,739,538	$373	4,385,738	$105,864	$396,362	$2,509	$(271,979)	$2,330	$235,459

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net income (loss)	$(916)	$396
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on RMBS, net	6,045	5,510
Unrealized loss on investments in Servicing Related Assets	14,968	14,036
Realized gain on investments in MSRs, net	-	(504)
Realized gain on acquired assets, net	(2)	(2)
Realized gain on derivatives, net	(8,976)	(7,695)
Unrealized gain on RMBS, measured at fair value through earnings, net	(29,018)	(12,229)
Unrealized loss on derivatives, net	39,406	12,029
Accretion of premiums on RMBS	(2,583)	(2,256)
Amortization of deferred financing costs	234	234
LTIP-OP Unit awards	216	372
Changes in operating assets and liabilities:
Receivables and other assets	2,934	5,836
Due to manager	-	(166)
Accrued expenses and other liabilities	(11,565)	(26,183)
Net cash provided by (used in) operating activities	$10,743	$(10,622)
Cash Flows From Investing Activities
Purchase of RMBS	(189,188)	(337,738)
Principal paydown of RMBS	70,660	55,331
Proceeds from sale of RMBS	99,844	123,797
Proceeds from sale of MSRs	-	13,308
Acquisition of MSRs	2	7
Payments for settlement of derivatives	(5,705)	(22,435)
Net cash used in investing activities	$(24,387)	$(167,730)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	7,926,607	7,505,368
Repayments of repurchase agreements	(7,896,724)	(7,300,361)
Proceeds from (payments for) derivative financing	(9,992)	2,474
Principal paydown of bank loans	(4,100)	(18,700)
Dividends paid	(22,497)	(20,833)
LTIP-OP Units distributions paid	(263)	(255)
Redemption of OP units	(101)	(9)
Issuance of common stock, net of offering costs	14,606	5,433
Repurchase and retirement of preferred stock	-	(9,438)
Net cash provided by financing activities	$7,536	$163,679
Net Decrease in Cash, Cash Equivalents and Restricted Cash	$(6,108)	$(14,673)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	70,759	69,327
Cash, Cash Equivalents and Restricted Cash, End of Period	$64,651	$54,654

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$55,447	$50,152
Restricted cash	9,204	4,502
Total cash and cash equivalents and restricted cash	$64,651	$54,654

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$28,298	$24,714
Cash paid during the period for income taxes	38	52
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$5,950	$7,065
Purchase of RMBS, settled after period end	15,087	28,337

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2025

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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of September 30, 2025, the Company owned 98.3% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

Note 2 — Basis of Presentation and Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates those entities in which it has an investment of 50% or more and has control over significant operating, financial and investing decisions of the entity. The consolidated financial statements reflect all necessary and recurring adjustments for fair presentation of the results for the periods presented herein.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. RMBS with a fair value of $15.1 million purchased during the nine-month period ended September 30, 2025 were settled after period-end. All RMBS purchased and sold during the year ended December 31, 2024 were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.9 million and $4.7 million at September 30, 2025 and December 31, 2024, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of September 30, 2025 and December 31, 2024. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2025 and December 31, 2024. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $7.8 million and $4.3 million at September 30, 2025 and December 31, 2024, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $1.4 million and $20.1 million at September 30, 2025 and December 31, 2024, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2025 and December 31, 2024, approximately $34.9 million and $61.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

Due to Manager

The sum under “Due to manager” on the consolidated balance sheets represents amounts due and paid to CHMM pursuant to the Management Agreement, terminated effective as of November 14, 2024. For further information on the Management Agreement, see Note 7.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$(3,499)	$(3,074)	$(3,499)
Loss on RMBS measured at fair value through earnings	-	(152)	(2,971)	(2,011)
Realized loss on RMBS, net	$-	$(3,651)	$(6,045)	$(5,510)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2025
Interest income	$54	$15,589	$-	$15,643
Interest expense	(21)	12,364	-	12,343
Net interest income	75	3,225	-	3,300
Servicing fee income	10,764	-	-	10,764
Servicing costs	2,297	-	-	2,297
Net servicing income	8,467	-	-	8,467
Other income (expense) (A)	(5,470)	2,276	-	(3,194)
Other operating expenses (B)	(887)	(665)	(2,222)	(3,774)
Provision for corporate business taxes	(284)	-	-	(284)
Net other comprehensive income	-	2,561	-	2,561
Comprehensive income (loss)	$1,901	$7,397	$(2,222)	$7,076

Three Months Ended September 30, 2024
Interest income	$-	$14,327	$-	$14,327
Interest expense	(57)	14,275	-	14,218
Net interest income	57	52	-	109
Servicing fee income	11,681	-	-	11,681
Servicing costs	3,206	-	-	3,206
Net servicing income	8,475	-	-	8,475
Other expense (A)	(6,574)	(9,087)	-	(15,661)
Other operating expenses (B)	(1,001)	(167)	(3,914)	(5,082)
Provision for corporate business taxes	(285)	-	-	(285)
Net other comprehensive income	-	16,400	-	16,400
Comprehensive income (loss)	$672	$7,198	$(3,914)	$3,956

Nine Months Ended September 30, 2025
Interest income	$80	$45,177	$-	$45,257
Interest expense	1,065	36,085	-	37,150
Net interest income (expense)	(985)	9,092	-	8,107
Servicing fee income	32,670	-	-	32,670
Servicing costs	6,794	-	-	6,794
Net servicing income	25,876	-	-	25,876
Other expense (A)	(14,190)	(8,233)	-	(22,423)
Other operating expenses (B)	(2,644)	(2,096)	(6,158)	(10,898)
Provision for corporate business taxes	(1,578)	-	-	(1,578)
Net other comprehensive income	-	9,731	-	9,731
Comprehensive income (loss)	$6,479	$8,494	$(6,158)	$8,815

Nine Months Ended September 30, 2024
Interest income	$6	$40,739	$-	$40,745
Interest expense	874	40,502	-	41,376
Net interest income (expense)	(868)	237	-	(631)
Servicing fee income	36,921	-	-	36,921
Servicing costs	9,295	-	-	9,295
Net servicing income	27,626	-	-	27,626
Other income (expense) (A)	(13,681)	2,536	-	(11,145)
Other operating expenses (B)	(2,774)	(482)	(10,546)	(13,802)
Provision for corporate business taxes	(1,652)	-	-	(1,652)
Net other comprehensive income	-	6,070	-	6,070
Comprehensive income (loss)	$8,651	$8,361	$(10,546)	$6,466

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to CHMM.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2025
Investments	$218,688	$1,191,478	$-	$1,410,166
Other assets	26,324	29,411	55,586	111,321
Total assets	245,012	1,220,889	55,586	1,521,487
Debt	147,359	1,107,141	-	1,254,500
Other liabilities	2,497	21,300	7,731	31,528
Total liabilities	149,856	1,128,441	7,731	1,286,028
Net Assets	$95,156	$92,448	$47,855	$235,459

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Note 4 — Investments in RMBS

At September 30, 2025, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$112,513	$2,539	$(341)	$114,711	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	95,466	970	(589)	95,847	10	(B)	4.68%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	440,028	387,339	8,354	(565)	395,128	32	(B)	5.05%	5.15%	28
Freddie Mac	662,978	574,254	12,316	(778)	585,792	51	(B)	5.05%	5.15%	28
Total/weighted average RMBS	$1,379,028	$1,169,572	$24,179	$(2,273)	$1,191,478	103		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of September 30, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,023	$207,979	$3,509	$(930)	$210,558	20	(B)	4.68%	4.80%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,103,005	961,593	20,670	(1,343)	980,920	83	(B)	5.05%	5.15%	28
Total/weighted average RMBS	$1,379,028	$1,169,572	$24,179	$(2,273)	$1,191,478	103		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$317,711	$259,280	$492	$(7,644)	$252,128	23	(B)	4.48%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	984,449	879,982	5,004	(14,694)	870,292	72	(B)	4.89%	5.00%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At September 30, 2025 and December 31, 2024, the Company pledged Agency RMBS with a carrying value of approximately $1,153.3 million and $1,103.6 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2025 and December 31, 2024, nor any impairment charges in earnings during the nine-month periods ended September 30, 2025 and September 30, 2024.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of September 30, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Twelve or More Months	$99,846	$74,056	$(930)	$73,126	6	(B)	3.99%	4.13%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$99,846	$74,056	$(930)	$73,126	6		3.99%	4.13%	26

As of December 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$174,646	$142,337	$(2,993)	$139,344	13	(B)	4.76%	4.86%	27
Twelve or More Months	79,284	63,297	(4,651)	58,646	5	(B)	3.44%	3.59%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$253,930	$205,634	$(7,644)	$197,990	18		4.35%	4.47%	27

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $16.2 billion as of September 30, 2025.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$16,230,454	$218,688	3.50%	23.8	$(14,968)
MSR Total/Weighted Average	$16,230,454	$218,688	3.50%	23.8	$(14,968)

As of December 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,304,133	$233,658	3.50%	24.5	$(7,160)
MSR Total/Weighted Average	$17,304,133	$233,658	3.50%	24.5	$(7,160)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2025

Percentage of Total Outstanding Unpaid Principal Balance
California	14.8%
Virginia	8.8%
New York	8.5%
Maryland	6.8%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	44.9%
Total	100.0%

As of December 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.3%
Total	100.0%

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three and nine-month periods ended September 30, 2025 and the year ended December 31, 2024. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program for its common stock (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $34.6 million was remaining as of September 30, 2025. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended September 30, 2025, the Company issued and sold 674,204 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $2.90 per share for aggregate gross proceeds of approximately $2.0 million before fees of approximately $39,000. During the nine-month period ended September 30, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

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
Common Stock Repurchase Program

In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2025 and the year ended December 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77 and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

The maximum aggregate number of shares of common stock issuable pursuant to the 2023 Plan by the exercise of options and SARs, the grant of stock awards or other equity-based awards (including LTIP-OP Units) and the settlement of incentive awards and performance units is 2,830,000 shares. Other equity-based awards that are LTIP-OP Units will reduce the maximum aggregate number of shares of common stock issuable pursuant to the 2023 Plan on a one-for-one basis—that is, each such LTIP-OP Unit will be treated as an award of common stock; provided, however, for the avoidance of doubt, the conversion of any such LTIP-OP Units at a later date into a share of common stock will not count as an award of common stock under the 2023 Plan for purposes of determining the aggregate limit to avoid any double counting of the same award. In connection with stock splits, dividends, recapitalizations and certain other events, the Company’s board of directors will make equitable adjustments that it deems appropriate in the aggregate number of shares of common stock issuable pursuant to the 2023 Plan and the terms of outstanding awards.

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

On May 30, 2024, the Company granted certain eligible participants of the 2023 Plan other equity-based awards in the form of a total of 181,942 restricted stock units (“RSUs”) under the 2023 Plan. Each granted RSU represents the right to receive one share of common stock. Subject to the terms and conditions of an RSU award agreement and the 2023 Plan, each award of RSUs vests ratably over a three-year period beginning on the one-year anniversary of the grant date of the RSUs. To the extent the RSUs have not otherwise been forfeited or cancelled prior to the applicable settlement date, each award recipient will be paid a cash payment for the dividends on the applicable settlement date equal to the number of shares of common stock delivered multiplied by the total amount of dividend payments made in relation to one share of common stock with respect to record dates occurring during the period between the grant date and the applicable settlement date. On May 30, 2025, 60,041 of these RSU units vested and were settled with a grant of 60,041 units of common stock to the participants. Of the 60,041 shares of common stock granted, 21,391 shares of common stock were withheld by the Company to satisfy tax withholding requirements on the grant.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(C)	-	-	-		-	-	-		-	-	-	(111,395)	$3.92
March 31, 2024	(663,492)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,676,770
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660	$3.51
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	(181,942)	(D)	-	-	-	(181,942)	$3.60
Number of securities issued or to be issued upon exercise	-		-	-	(55,704)		-	-	-		-	-	-	(55,704)	$3.77
Number of securities issued or to be issued upon exercise	-		-	-	(7,712)		-	3,229	-		-	-	-	(7,712)	$3.89
June 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	-		-	-	-	-
September 30, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072

December 31, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	-	-		-	-	-		-	-	-	-	-
March 31, 2025	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities forfeited	-		14,500	-	-		-	-	-		-	-	-	14,500
Number of securities redeemed	-		34,697	-	-		-	-	-		-	-	-	34,697	$2.95
Number of securities issued or to be issued upon exercise	-		-	-	(60,041)		-	21,391	-		-	60,041	-	-
Number of securities issued or to be issued upon exercise	-		-	-	(146,520)	(E)	-	-	-		-	-	-	(146,520)	$2.73
June 30, 2025	(663,492)		57,689	44,795	(490,233)		3,155	24,620	(181,942)		-	60,041	-	2,336,749
Number of securities issued or to be issued upon exercise	-		20,242	-	(20,242)		-	-	-		-	-	-	-
September 30, 2025	(663,492)		77,931	44,795	(510,475)		3,155	24,620	(181,942)		-	60,041	-	2,336,749

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

The Company recognized share-based compensation expense of approximately $226,000 and $231,000 during the three-month periods ended September 30, 2025 and September 30, 2024, respectively and $584,000 and $601,000 during the nine-month periods ended September 30, 2025 and September 30, 2024, respectively. There was approximately $861,000 of total unrecognized share-based compensation expense as of September 30, 2025, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to two years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2025, the non-controlling interest holders in the Operating Partnership owned 576,415 LTIP-OP Units, or approximately 1.71% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$4,515	$(12,444)	$(916)	$396
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(83)	246	16	(8)
Dividends on preferred stock	(2,477)	(2,594)	(7,393)	(7,456)
Gain on repurchase and retirement of preferred stock	-	-	-	78
Net income allocated to participating securities	-	-	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$1,955	$(14,792)	$(8,293)	$(6,990)
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-	-	-
Numerator for diluted EPS - net income (loss) applicable to common stockholders after assumed conversion (C)	$1,955	$(14,792)	$(8,293)	$(6,990)
Denominator:
Denominator for basic EPS - weighted average common shares (B)	36,134,925	30,216,341	33,691,377	30,058,334
Effect of dilutive securities:
Participating restricted common stock	14,004	-	-	-
Non-participating restricted stock units	-	-	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	36,148,929	30,216,341	33,691,377	30,058,334
Basic and Diluted EPS:
Basic (A/B)	$0.05	$(0.49)	$(0.25)	$(0.23)
Diluted (C/D)	$0.05	$(0.49)	$(0.25)	$(0.23)

The computation of diluted EPS for the nine-month period ended September 30, 2025 excludes 268,421 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

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

The Management Agreement between the Company and CHMM was negotiated between related parties, and the terms, including fees payable, may not have been as favorable to the Company as if it had been negotiated with an unaffiliated third party. The Management Agreement was terminated in accordance with its terms on November 14, 2024. The Company paid CHMM in full all management fees, net of reimbursable expenses incurred by the Company on behalf of CHMM, that accrued through the effective date of termination.

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$-	$1,521	$-	$4,729
Compensation reimbursement	-	150	-	450
Total	$-	$1,671	$-	$5,179

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

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2025	December 31, 2024
Notional amount of interest rate swaps	$828,700	$1,171,750
Notional amount of TBAs, net	(415,775)	(435,575)
Notional amount of U.S. treasury futures	22,500	73,100
Total notional amount	$435,425	$809,275

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2025	$828,700	$13,676	1.82%	4.27%	3.4
December 31, 2024	$1,171,750	$13,375	1.84%	4.64%	3.1

(A)
Includes $712.7 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.5 years and 2.8 years, respectively, as of September 30, 2025. Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.6 years and 1.6 years, respectively, as of December 31, 2024.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of September 30, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$368,650	$374,690	$374,268	$(421)
Sale contracts	(784,425)	(784,073)	(784,207)	(134)
Net TBA derivatives	$(415,775)	$(409,383)	$(409,939)	$(555)

As of December 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$234,625	$238,096	$237,021	$(1,074)
Sale contracts	(670,200)	(647,844)	(636,337)	11,508
Net TBA derivatives	$(435,575)	$(409,748)	$(399,316)	$10,434

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$180,400	$-	$648
10 years (A)	-	(157,900)	(2,321)
Total	$180,400	$(157,900)	$(1,673)

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$108,600	$-	$(78)
5 years	169,500	-	(1,226)
10 years (A)	-	(205,000)	3,641
Total	$278,100	$(205,000)	$2,337

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at September 30, 2025. The following table present information about the Company’s U.S. Treasury future options as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$33
Total	$60,000	$(60,000)	$33

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2025	2024	2025	2024
Interest rate swaps(A)	$6	$-	$(1,161)	$4,325
TBAs	(13,710)	(18,274)	(6,415)	(18,771)
U.S. Treasury futures	(1,517)	1,443	710	(3,665)
U.S. Treasury futures options	(33)	-	-	-
Total	$(15,254)	$(16,831)	$(6,866)	$(18,111)

(A)
Excludes interest rate swap periodic interest income of $4.8 million and $8.8 million, for the three-month periods ended September 30, 2025 and September 30, 2024, respectively and $15.8 million and $25.8 million, for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively.

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$50,176	$(34,862)	$15,314	$(1,638)	$-	$13,676
TBAs	757	(757)	-	-	-	-
U.S. treasury futures	648	(648)	-	-	-	-
Total Assets	$51,581	$(36,267)	$15,314	$(1,638)	$-	$13,676

Liabilities
Repurchase agreements	$(1,107,141)	$-	$(1,107,141)	$1,107,141	$-	$-
Interest rate swaps	(1,638)	-	(1,638)	1,638	-	-
TBAs	(1,312)	757	(555)	-	555	-
U.S. treasury futures	(2,321)	648	(1,673)	-	1,673	-
Total Liabilities	$(1,112,412)	$1,405	$(1,111,007)	$1,108,779	$2,228	$-

As of December 31, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$78,554	$(61,310)	$17,244	$(3,869)	$-	$13,375
TBAs	11,508	(1,074)	10,434	-	(9,309)	1,125
U.S. Treasury futures	3,641	(1,304)	2,337	-	-	2,337
U.S. Treasury futures options	33	-	33	-	-	33
Total Assets	$93,736	$(63,688)	$30,048	$(3,869)	$(9,309)	$16,870

Liabilities
Repurchase agreements	$(1,077,257)	$-	$(1,077,257)	$1,077,257	$-	$-
Interest rate swaps	(3,869)	-	(3,869)	3,869	-	-
TBAs	(1,074)	1,074	-	-	-	-
U.S. Treasury futures	(1,304)	1,304	-	-	-	-
Total Liabilities	$(1,083,504)	$2,378	$(1,081,126)	$1,081,126	$-	$-

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2025 and December 31, 2024.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, delinquency levels, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2025 and December 31, 2024.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at September 30, 2025 and December 31, 2024. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at September 30, 2025 and December 31, 2024.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

September 30, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$509,839	$-	$509,839
Freddie Mac	-	681,639	-	681,639
RMBS total	-	1,191,478	-	1,191,478
Derivative assets
Interest rate swaps	-	15,314	-	15,314
Derivative assets total	-	15,314	-	15,314
Servicing related assets	-	-	218,688	218,688
Total Assets	$-	$1,206,792	$218,688	$1,425,480
Liabilities
Derivative liabilities
Interest rate swaps	-	1,638	-	1,638
TBAs, net	-	555	-	555
U.S. treasury futures	1,673	-	-	1,673
Derivative liabilities total	1,673	2,193	-	3,866
Total Liabilities	$1,673	$2,193	$-	$3,866

December 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$425,599	$-	$425,599
Freddie Mac	-	696,821	-	696,821
RMBS total	-	1,122,420	-	1,122,420
Derivative assets
Interest rate swaps	-	17,244	-	17,244
TBAs, net	-	10,434	-	10,434
U.S. treasury futures	2,337	-		2,337
U.S. treasury futures options	33	-	-	33
Derivative assets total	2,370	27,678	-	30,048
Servicing related assets	-	-	233,658	233,658
Total Assets	$2,370	$1,150,098	$233,658	$1,386,126
Liabilities
Derivative liabilities
Interest rate swaps	-	3,869	-	3,869
Derivative liabilities total	-	3,869	-	3,869
Total Liabilities	$-	$3,869	$-	$3,869

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2025 and December 31, 2024 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance at beginning of period	$224,601	$234,263	$233,658	$253,629
Purchases, sales and other changes:
Sales	-	-	-	(12,804)
Other changes (A)	(1)	(14)	(2)	(7)
Total	(1)	(14)	(2)	(12,811)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(2,121)	(3,624)	(4,154)	(1,586)
Other changes in fair value (B)	(3,791)	(3,843)	(10,814)	(12,450)
Unrealized gain (loss) included in Net Income	(5,912)	(7,467)	(14,968)	(14,036)
Balance at end of period	$218,688	$226,782	$218,688	$226,782
(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$218,688	Discounted cash flow	Constant prepayment speed	4.0% - 13.6%	6.5%
			Uncollected payments	0.6% - 6.4%	0.8%
			Discount rate		9.1%
			Annual cost to service, per loan		$87
TOTAL	$218,688

As of December 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$233,658	Discounted cash flow	Constant prepayment speed	3.8% -13.5%	6.3%
			Uncollected payments	0.6% - 6.6%	0.8%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$233,658

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2025 and December 31, 2024 are described below.

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

Commitments to Purchase/Sell RMBS

As of September 30, 2025 and December 31, 2024, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of September 30, 2025 and December 31, 2024.

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

Operating Lease

The Company’s operating lease is comprised of a corporate office lease with a remaining term of approximately ten months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the three-month periods ended September 30, 2025 and September 30, 2024 was approximately $19 thousand and $15 thousand, respectively. The lease cost for the nine-month periods ended September 30, 2025 and September 30, 2024 was approximately $56 thousand and $15 thousand, respectively. Cash used for the operating lease during the nine-month periods ended September 30, 2025 and September 30, 2024 was approximately $56 thousand and $15 thousand, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2025	$19
2026	41
2027	-
Remaining undiscounted lease payments	60
Less: imputed interest	2
Remaining discounted lease payments	$58

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	September 30, 2025	December 31, 2024
ROU Assets	Receivables and other assets	$58	$109
Lease Liabilities	Accrued expenses and other liabilities	$(58)	$(109)
Weighted average remaining lease term in years		0.9	1.6
Weighted average discount rate (A)		8.18%	8.18%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,107.1 million and $1,077.3 million of borrowings under its repurchase agreements as of September 30, 2025 and December 31, 2024, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 27 days and 18 days as of September 30, 2025 and December 31, 2024. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$597,757	4.31%
One to three months	509,384	4.31%
Total/Weighted Average	$1,107,141	4.31%

As of December 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,005,685	4.75%
One to three months	71,572	4.72%
Total/Weighted Average	$1,077,257	4.75%

Note 12 — Notes Payable

As of September 30, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $100.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At September 30, 2025 and December 31, 2024, approximately $56.0 million and $56.5 million, respectively was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. Aurora and QRS III are parties to a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2025 and December 31, 2024, approximately $92.0 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of September 30, 2025

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$56,000	$-	$-	$-	$-	$56,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	-	550	6,831	7,280	77,339	92,000
Total	$-	$56,000	$550	$6,831	$7,280	$77,339	$148,000

As of December 31, 2024

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	555	6,915	7,408	80,722	-	-	95,600
Total	$57,055	$6,915	$7,408	$80,722	$-	$-	$152,100

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2025	December 31, 2024
Servicing advances	$9,940	$13,797
Interest receivable	5,806	5,785
Deferred tax asset	9,342	10,921
Other receivables (A)	6,268	3,787
Total other assets	$31,356	$34,290

(A)
Includes a promissory note receivable with a principal amount of $3.2 million and $0, as of September 30, 2025 and December 31, 2024, respectively. The note bears interest at a fixed rate of 8.0% per annum, as well as an additional percentage of distributable cash, with interest payments due quarterly and the principal due at maturity on May 22, 2030. The note is classified as held-for-investment and measured at amortized cost. The Company evaluates credit quality of the note on a regular basis and has determined that no allowance for credit losses is necessary as of the reporting date. The note receivable is classified as a “Level 3” fair value item due to the Company’s reliance on unobservable inputs to estimate its fair value. The Company has concluded that the fair value of the note approximates its carrying value because the note is newly issued, and there have been no significant changes in credit or market conditions since issuance.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2025	December 31, 2024
Accrued interest on repurchase agreements	$1,401	$4,101
Accrued interest on notes payable	1,015	1,701
Accrued expenses	2,169	3,079
Due to counterparties (A)	2,040	9,309
Total accrued expenses and other liabilities	$6,625	$18,190

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Current federal income tax benefit	$-	$(85)	$-	$-
Current state income tax expense (benefit)	-	(11)	-	-
Deferred federal income tax expense	252	339	1,395	1,459
Deferred state income tax expense	32	42	183	193
Provision for Corporate Business Taxes	$284	$285	$1,578	$1,652

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Computed income tax expense (benefit) at federal rate	$1,007	21.0%	$(2,554)	21.0%	$139	21.0%	$430	21.0%
State tax expense, net of federal tax, if applicable	27	0.6%	27	(0.2)%	146	22.1%	153	7.5%
Permanent differences in taxable income from GAAP pre-tax income	1	0.0%	-	-%	1	0.2%	-	-%
Provision to return adjustment	(6)	(0.1)%	(5)	0.0%	(6)	(0.9)%	(5)	(0.2)%
REIT income not subject to tax expense (benefit)	(745)	(15.5)%	2,817	(23.1)%	1,298	196.1%	1,074	52.4%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$284	6.0%	$285	(2.3)%	$1,578	238.5%	$1,652	80.7%

(A)	The provision for income taxes is recorded at the TRS level.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(10,272)	$(6,907)
Deferred tax - net operating loss	19,614	17,828
Total net deferred tax assets	$9,342	$10,921

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $84.7 million as of September 30, 2025, which were created subsequent to 2017 and can be carried forward indefinitely. As of September 30, 2025, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2024, 2023, 2022 and 2021 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 16 — Subsequent Events

Events subsequent to September 30, 2025, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of September 30, 2025, we owned 98.3% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

Pursuant to the Company’s Common Stock ATM Program, the Company may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of September 30, 2025, approximately $34.6 million was remaining pursuant to the Common Stock ATM Program. During the three-month period ended September 30, 2025, the Company issued and sold 674,204 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $2.90 per share for aggregate gross proceeds of approximately $2.0 million before fees of approximately $39,000. During the nine-month period ended September 30, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

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

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of September 30, 2025, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2025 and the year ended December 31, 2024, the Company did not repurchase any common stock pursuant to the share repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Since September 2025, the Federal Reserve has reduced its federal funds rate target by 25 basis points to a range of 3.75% to 4.00% due to slowing job growth and increased unemployment. Even though inflation remains above its 2 percent target, the Federal Reserve has determined that in evaluating its dual mandate the downside risks to employment have risen.

In addition, at its October meeting, the Federal Reserve announced that it will cease reducing its balance sheet, which began in 2022, effective on December 1, 2025. Since 2022, the Federal Reserve has allowed a set amount of Treasury securities and Agency RMBS on its balance sheet to roll off each month without reinvestment. Currently, the Federal Reserve's monthly redemption cap on U.S. Treasury Securities is $5 billion and its redemption cap on agency debt/MBS is $35 billion with excess principal payments reinvested in U.S. Treasury securities. Despite these actions to ease monetary policy, the future course of monetary policy is uncertain. Federal Reserve Chairman Jerome Powell has said that future rate cuts are not a foregone conclusion and will depend on future economic data, including measures of inflation, and financial and international developments.

To the extent the Federal Reserve takes future action to ease monetary policy by reducing its federal funds rate and/or purchasing securities and increasing its balance sheet, it will generally lower interest rates across asset classes, including for Agency RMBS. Lower rates could reduce our funding costs and spur economic activity, increasing our net interest income. Higher prepayment could reduce the length of cash flows from the MSRs and accelerate the premium amortization on the RMBS portfolio. In the event that the Federal Reserve reverses course and tightens monetary policy in the future by increasing the federal funds rate and/or selling securities and reducing its balance sheet, these actions could result in higher interest rates, including for Agency RMBS, and reduce economic activity in the United States, as well as decrease spreads on interest rates, which can reduce our net interest income and increase our funding costs. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
September 30, 2025	5.08%	1.31%	3.77%
June 30, 2025	5.08%	1.17%	3.91%
March 31, 2025	5.00%	1.30%	3.70%
December 31, 2024	4.91%	1.12%	3.79%

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Income
Interest income	$15,643	$14,813	$45,257	$40,745
Interest expense	12,343	12,172	37,150	41,376
Net interest income (expense)	3,300	2,641	8,107	(631)
Servicing fee income	10,764	10,933	32,670	36,921
Servicing costs	2,297	1,952	6,794	9,295
Net servicing income	8,467	8,981	25,876	27,626
Other income (loss)
Realized loss on RMBS, net	-	(2,053)	(6,045)	(5,510)
Realized gain on investments in MSRs, net	-	-	-	504
Realized gain (loss) on derivatives, net	(10,496)	14,838	8,976	7,695
Realized gain on acquired assets, net	2	-	2	2
Unrealized gain on RMBS, measured at fair value through earnings, net	10,730	3,508	29,018	12,229
Unrealized gain (loss) on derivatives, net	2,482	(19,147)	(39,406)	(12,029)
Unrealized loss on investments in Servicing Related Assets	(5,912)	(2,731)	(14,968)	(14,036)
Total Income (Loss)	8,573	6,037	11,560	15,850
Expenses
General and administrative expense	2,154	1,947	6,160	8,147
Compensation and benefits	1,620	1,408	4,738	476
Management fee to affiliate	-	-	-	5,179
Total Expenses	3,774	3,355	10,898	13,802
Income (Loss) Before Income Taxes	4,799	2,682	662	2,048
Provision for corporate business taxes	284	1,121	1,578	1,652
Net Income (Loss)	4,515	1,561	(916)	396
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(83)	(34)	16	(8)
Dividends on preferred stock	(2,477)	(2,462)	(7,393)	(7,456)
Gain on repurchase and retirement of preferred stock	-	-	-	78
Net Income (Loss) Applicable to Common Stockholders	$1,955	$(935)	$(8,293)	$(6,990)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2025
Interest income	$54	$15,589	$-	$15,643
Interest expense	(21)	12,364	-	12,343
Net interest income	75	3,225	-	3,300
Servicing fee income	10,764	-	-	10,764
Servicing costs	2,297	-	-	2,297
Net servicing income	8,467	-	-	8,467
Other income (expense) (A)	(5,470)	2,276	-	(3,194)
Other operating expenses (B)	(887)	(665)	(2,222)	(3,774)
Provision for corporate business taxes	(284)	-	-	(284)
Net other comprehensive income	-	2,561	-	2,561
Comprehensive income (loss)	$1,901	$7,397	$(2,222)	$7,076

Three Months Ended June 30, 2025
Interest income	$26	$14,787	$-	$14,813
Interest expense	322	11,850	-	12,172
Net interest income (expense)	(296)	2,937	-	2,641
Servicing fee income	10,933	-	-	10,933
Servicing costs	1,952	-	-	1,952
Net servicing income	8,981	-	-	8,981
Other expense (A)	(2,902)	(2,683)	-	(5,585)
Other operating expenses (B)	(923)	(644)	(1,788)	(3,355)
Provision for corporate business taxes	(1,121)	-	-	(1,121)
Net other comprehensive income	-	320	-	320
Comprehensive income (loss)	$3,739	$(70)	$(1,788)	$1,881

Nine Months Ended September 30, 2025
Interest income	$80	$45,177	$-	$45,257
Interest expense	1,065	36,085	-	37,150
Net interest income (expense)	(985)	9,092	-	8,107
Servicing fee income	32,670	-	-	32,670
Servicing costs	6,794	-	-	6,794
Net servicing income	25,876	-	-	25,876
Other expense (A)	(14,190)	(8,233)	-	(22,423)
Other operating expenses (B)	(2,644)	(2,096)	(6,158)	(10,898)
Provision for corporate business taxes	(1,578)	-	-	(1,578)
Net other comprehensive income	-	9,731	-	9,731
Comprehensive income (loss)	$6,479	$8,494	$(6,158)	$8,815

Nine Months Ended September 30, 2024
Interest income	$6	$40,739	$-	$40,745
Interest expense	874	40,502	-	41,376
Net interest income (expense)	(868)	237	-	(631)
Servicing fee income	36,921	-	-	36,921
Servicing costs	9,295	-	-	9,295
Net servicing income	27,626	-	-	27,626
Other income (expense) (A)	(13,681)	2,536	-	(11,145)
Other operating expenses (B)	(2,774)	(482)	(10,546)	(13,802)
Provision for corporate business taxes	(1,652)	-	-	(1,652)
Net other comprehensive income	-	6,070	-	6,070
Comprehensive income (loss)	$8,651	$8,361	$(10,546)	$6,466

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2025
Investments	$218,688	$1,191,478	$-	$1,410,166
Other assets	26,324	29,411	55,586	111,321
Total assets	245,012	1,220,889	55,586	1,521,487
Debt	147,359	1,107,141	-	1,254,500
Other liabilities	2,497	21,300	7,731	31,528
Total liabilities	149,856	1,128,441	7,731	1,286,028
Net Assets	$95,156	$92,448	$47,855	$235,459

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Interest Income

Interest income for the three-month period ended September 30, 2025 was $15.6 million as compared to $14.8 million for the three-month period ended June 30, 2025. The increase of $0.8 million in interest income was due to purchases of new securities and an increase in price premium accretion.

Interest income for the nine-month period ended September 30, 2025 was $45.3 million as compared to $40.7 million for the nine-month period ended September 30, 2024. The increase of $4.6 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.

Interest Expense

Interest expense for the three-month period ended September 30, 2025 was $12.3 million as compared to $12.2 million for the three-month period ended June 30, 2025. The change in interest expense was nominal.

Interest expense for the nine-month period ended September 30, 2025 was $37.2 million as compared to $41.4 million for the nine-month period ended September 30, 2024. The decrease of $4.2 million in interest expense was due to a decrease in financing rates combined with a decrease in notes payable.

Servicing Fee Income

Servicing fee income for the three-month period ended September 30, 2025 was $10.8 million as compared to $10.9 million for the three-month period ended June 30, 2025. The nominal decrease in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the nine-month period ended September 30, 2025 was $32.7 million as compared to $36.9 million for the nine-month period ended September 30, 2024. The decrease of $4.2 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended September 30, 2025 were $2.3 million as compared to $2.0 million for the three-month period ended June 30, 2025. The increase of $300,000 in servicing costs was due to a reimbursement of deboarding fees incurred in the second quarter.

Servicing costs for the nine-month period ended September 30, 2025 were $6.8 million as compared to $9.3 million for the nine-month period ended September 30, 2024. The decrease of $2.5 million in servicing costs was due to changes in the size of the portfolio and a one-time loan level interest adjustments and deboarding fees related to the MSR sale incurred during the nine-month period ended September 30, 2024.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended September 30, 2025 was $0 as compared to $2.1 million for the three-month period ended June 30, 2025. The decrease of $2.1 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized loss on RMBS for the nine-month period ended September 30, 2025 was approximately $6.0 million as compared to $5.5 million for the nine-month period ended September 30, 2024. The increase of $0.5 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized Gain on Investments in MSRs, Net

Realized gain on investments in MSRs for each of the three-month periods ended September 30, 2025 and June 30, 2025 was $0 because no MSRs were sold during these periods.

Realized gain on investments in MSRs for the nine-month period ended September 30, 2025 was approximately $0 as compared to $0.5 million for the nine-month period ended September 30, 2024. The decrease of $0.5 million in realized gain on MSRs was because no MSRs were sold during the nine-month period ended September 30, 2025.

Realized Gain (Loss) on Derivatives, Net

Realized loss on derivatives for the three-month period ended September 30, 2025 was approximately $10.5 million as compared to a realized gain of $14.8 million for the three-month period ended June 30, 2025. The decrease of $25.3 million in realized gain on derivatives was substantially comprised of an decrease of $21.0 million in gains on TBAs and an decrease of $5.6 million in gain on U.S. Treasury futures offset by an decrease of $1.2 million in losses on interest rate swaps and an increase of $0.1 million in interest rate swaps periodic interest income due to changes in interest rates as well as composition of derivatives.

Realized gain on derivatives for the nine-month period ended September 30, 2025 was approximately $9.0 million as compared to $7.7 million for the nine-month period ended September 30, 2024. The increase of $1.3 million in realized gain on derivatives was substantially comprised of a decrease of $12.4 million in losses on TBAs and an increase of $4.4 million in gains on U.S. Treasury futures offset by a decrease of $5.5 million in gains on interest rate swaps and a decrease of $10.0 million in interest rate swaps periodic interest income due to changes in interest rates as well as composition of derivatives.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the three-month period ended September 30, 2025 was $10.7 million as compared to $3.5 million for the three-month period ended June 30, 2025. The increase of $7.2 million in unrealized gain on RMBS measured at fair value through earnings was a result of drop in interest rates during the period combined with spread tightening.

Unrealized gain on RMBS measured at fair value through earnings for the nine-month period ended September 30, 2025 was $29.0 million as compared to $12.2 million for the nine-month period ended September 30, 2024. The increase of $16.8 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the period combined with spread tightening.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended September 30, 2025 was approximately $2.5 million as compared to an unrealized loss of $19.1 million for the three-month period ended June 30, 2025. The decrease of $21.6 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized loss on derivatives for the nine-month period ended September 30, 2025 was approximately $39.4 million as compared to $12.0 million for the nine-month period ended September 30, 2024. The increase of $27.4 million in unrealized loss on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended September 30, 2025 was approximately $5.9 million as compared to $2.7 million for the three-month period ended June 30, 2025. The increase of $3.2 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the nine-month period ended September 30, 2025 was approximately $15.0 million as compared to $14.0 million for the nine-month period ended September 30, 2024. The increase of $1.0 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense was $2.2 million for the three-month period ended September 30, 2025 as compared to $1.9 million for the three-month period ended June 30, 2025. The increase of $0.3 million in general and administrative expense was due to an increase in professional fees.

General and administrative expense was $6.2 million for nine-month period ended September 30, 2025 as compared to $8.1 million for the nine-month period ended September 30, 2024. The decrease of $1.9 million in general and administrative expense was due to a decrease in professional fees related to the Internalization.

Compensation and Benefits

Compensation and benefits expense for the three-month period ended September 30, 2025 was $1.6 million as compared to $1.4 million for the three-month period ended June 30, 2025. The increase of $0.2 million in compensation and benefits was due to personnel changes.

Compensation and benefits expense for the nine-month period ended September 30, 2025 was $4.7 million as compared to $0.5 million for the nine-month period ended September 30, 2024. The increase of $4.2 million in compensation and benefits was because the Company started operating as an internally managed Company effective November 14, 2024.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by directors, officers and employees of the Company and by certain individuals who provided services to us through the Manager prior to the Internalization, represented approximately 1.8% and  2.2% of net income for the three-month periods ended September 30, 2025 and June 30, 2025, respectively and 1.8% and 2.0% of net income for the nine-month periods ended September 30, 2025 and September 30, 2024 respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2025
Accumulated other comprehensive loss, June 30, 2025	$(100)
Other comprehensive income	2,609
Accumulated other comprehensive income, September 30, 2025	$2,509

Three Months Ended June 30, 2025
Accumulated other comprehensive loss, March 31, 2025	$(420)
Other comprehensive income	320
Accumulated other comprehensive loss, June 30, 2025	$(100)

Nine Months Ended September 30, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	9,779
Accumulated other comprehensive income, September 30, 2025	$2,509

Nine Months Ended September 30, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive income	6,070
Accumulated other comprehensive income, September 30, 2024	$3,525

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended September 30, 2025, an unrealized gain on our available-for-sale RMBS was a result of changes in interest rates combined with spread tightening. During the three-month period ended June 30, 2025, a small unrealized gain on our available-for-sale RMBS was a result of changes in interest rates combined with spread widening. For the nine-month periods ended September 30, 2025 and September 30, 2024, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the three-month period ended September 30, 2025 as compared to the three-month period ended June 30, 2025 increased by approximately $0.1 million, primarily due to an increase in interest income, some of which was offset by an increase in expenses. EAD per average common share for the three-month period ended September 30, 2025 as compared to the three-month period ended June 30, 2025 decreased by approximately $0.01 due to an increase in common share count resulting from issuances under the Common Stock ATM Program.

EAD for the nine-month period ended September 30, 2025 as compared to the nine-month period ended September 30, 2024 increased by approximately $3.1 million, or $.06 per average common share primarily due to a decrease in borrowing costs as well as Internalization expenses.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Net Income (Loss)	$4,515	$1,561	$(916)	$396
Realized loss on RMBS, net	-	2,053	6,045	5,510
Realized loss (gain) on derivatives, net (A)	15,843	(9,576)	9,049	20,189
Realized gain on investments in MSRs, net	-	-	-	(504)
Realized gain on acquired assets, net	(2)	-	(2)	(2)
Unrealized gain on RMBS measured at fair value through earnings, net	(10,730)	(3,508)	(29,018)	(12,229)
Unrealized loss (gain) on derivatives, net	(2,482)	19,147	39,406	12,029
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(2,080)	(5,473)	(8,272)	(12,246)
Tax expense on realized and unrealized gain on MSRs	801	1,607	3,365	3,481
Total EAD:	$5,865	$5,811	$19,657	$16,624
EAD attributable to noncontrolling interests in Operating Partnership	(84)	(102)	(336)	(329)
Dividends on preferred stock	(2,477)	(2,462)	(7,393)	(7,456)
EAD Attributable to Common Stockholders	$3,304	$3,247	$11,928	$8,839
EAD Attributable to Common Stockholders, per Diluted Share	$0.09	$0.10	$0.35	$0.29
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$0.05	$(0.03)	$(0.25)	$(0.23)

(A)
Excludes drop income on TBA dollar rolls of $0.6 million and $0.7 million and interest rate swap periodic interest income of $4.8 million and $4.6 million for the three-month periods ended September 30, 2025 and June 30, 2025, respectively. Excludes drop income on TBA dollar rolls of $2.2 million and $2.1 million and interest rate swap periodic interest income of $15.8 million and $25.8 million for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $16.2 billion as of September 30, 2025.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2025

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$218,688	$16,230,454	3.50%	0.25%	286	61	0.1%
MSR Total/Weighted Average	$218,688	$16,230,454	3.50%	0.25%	286	61	0.1%

As of December 31, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%
MSR Total/Weighted Average	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.
(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$112,513	$2,539	$(341)	$114,711	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	95,466	970	(589)	95,847	10	(B)	4.68%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	440,028	387,339	8,354	(565)	395,128	32	(B)	5.05%	5.15%	28
Freddie Mac	662,978	574,254	12,316	(778)	585,792	51	(B)	5.05%	5.15%	28
Total/weighted average RMBS	$1,379,028	$1,169,572	$24,179	$(2,273)	$1,191,478	103		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AAA rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	September 30, 2025	December 31, 2024
Weighted Average Asset Yield	5.69%	4.93%
Weighted Average Interest Expense (A)	2.82%	2.03%
Net Interest Spread	2.87%	2.90%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Our primary uses of funds are the payment of interest,  outstanding commitments, operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Although we continue to maintain a higher level of unrestricted cash than prior to the pandemic, we expect to invest more of that unrestricted cash in our targeted assets if normalization of the economy continues. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of September 30, 2025, we had repurchase agreements with multiple counterparties and approximately $1,107.1 million of outstanding repurchase agreement borrowings from 14 of those counterparties, which were used to finance RMBS. As of September 30, 2025, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2025 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2025	$1,086,896	$1,107,140	$1,107,141
June 30, 2025	$1,049,729	$1,072,294	$1,072,294
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005
December 31, 2023	$897,547	$903,489	$903,489

The increase in the Company’s borrowings under its repurchase agreements as of September 30, 2025 as compared to December 31, 2024 was primarily due to the purchase of RMBS, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of September 30, 2025 and 4.4% as of December 31, 2024. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$622,382	$597,757	4.31%
One to three months	530,879	509,384	4.31%
Total/Weighted Average	$1,153,261	$1,107,141	4.31%

As of December 31, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,029,996	$1,005,685	4.75%
One to three months	73,626	71,572	4.72%
Total/Weighted Average	$1,103,622	$1,077,257	4.75%

The amount of collateral as of September 30, 2025 and December 31, 2024, including cash, was $1,154.7 million and $1,123.7 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2025 and December 31, 2024 was 27 days and 18 days, respectively.

MSR Financing

As of September 30, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.2%. At September 30, 2025 and December 31, 2024, approximately $56.0 million and $56.5 million, respectively was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2025 and December 31, 2024, approximately $92.0 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

During the three-month periods ended September 30, 2025 and June 30, 2025, our operating activities used cash of approximately $2.4 million and provided cash of approximately $12.5 million, respectively and our investing activities used cash of approximately $24.8 million and $19.0 million, respectively.

During the nine-month periods ended September 30, 2025 and September 30, 2024, our operating activities provided cash of approximately $10.7 million and used cash of approximately $10.6 million, respectively and our investing activities used cash of approximately $24.4 million and $167.7 million, respectively. The cash provided by and used in our investing activities resulted substantially from RMBS purchases offset by RMBS sales, principal paydowns of RMBS, settlement of derivatives and sale of MSRs.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP income per diluted share for the three-month period ended September 30, 2025 was $0.05 and our GAAP loss per diluted share for the three-month period ended June 30, 2025 was $0.03. Our GAAP loss per diluted share for the nine-month periods ended September 30, 2025 and September 30, 2024 was $0.25 and $0.23, respectively.

Contractual Obligations

Our contractual obligations as of September 30, 2025 and December 31, 2024 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,107,141	$-	$-	$-	$1,107,141
Interest on repurchase agreement borrowings(A)	$1,401	$-	$-	$-	$1,401
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,000	$-	$-	$-	$56,000
Interest on Freddie Mac MSR Revolver borrowings	$1,015	$-	$-	$-	$1,015
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$5,632	$14,800	$71,568	$92,000
Interest on Fannie Mae MSR Revolving Facility	$539	$-	$-	$-	$539

As of December 31, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,077,257	$-	$-	$-	$1,077,257
Interest on repurchase agreement borrowings(A)	$4,112	$-	$-	$-	$4,112
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,098	$-	$-	$-	$1,098
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$555	$14,323	$80,722	$-	$95,600
Interest on Fannie Mae MSR Revolving Facility	$603	$-	$-	$-	$603

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2025 and December 31, 2024, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of September 30, 2025, Aurora had four subservicing agreements in place. The agreements each have two-year initial terms and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, Federal Reserve Chair Jerome Powell has said that the uncertainty around the economic outlook remains elevated and that the Federal Reserve is prepared to adjust monetary policy if new risks arise. In October 2025, the Federal Reserve reduced its federal funds rate target to a range of 3.75% to 4.00%. To the extent the Federal Reserve decides to ease monetary policy, its actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy however, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$240,022	$228,910	$218,688	$209,263	$200,553
Change in FV	$21,335	$10,222	$-	$(9,425)	$(18,135)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$231,388	$225,051	$218,688	$212,506	$206,579
Change in FV	$12,700	$6,363	$-	$(6,181)	$(12,108)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$226,061	$222,374	$218,688	$215,001	$211,314
Change in FV	$7,373	$3,687	$-	$(3,687)	$(7,373)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$257,269	$244,952	$233,658	$223,276	$213,708
Change in FV	$23,611	$11,294	$-	$(10,382)	$(19,950)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$240,653	$237,709	$233,658	$228,942	$223,862
Change in FV	$6,995	$4,051	$-	$(4,716)	$(9,796)
% Change in FV	3%	2%	-	(2)%	(4)%
Servicing Cost Shift in %
Estimated FV	$241,240	$237,449	$233,658	$229,867	$226,076
Change in FV	$7,582	$3,791	$-	$(3,791)	$(7,582)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2025

	September 30, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$831,502
Estimated FV		$837,731	$836,470	$834,361	$828,027	$824,013	$819,542
Change in FV		$6,229	$4,968	$2,859	$(3,474)	$(7,489)	$(11,960)
% Change in FV		0.75%	0.60%	0.34%	(0.42)%	(0.90)%	(1.44)%

As of December 31, 2024

	December 31, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$800,308
Estimated FV		$803,881	$803,288	$802,088	$798,050	$795,322	$792,144
Change in FV		$3,574	$2,980	$1,781	$(2,258)	$(4,986)	$(8,164)
% Change in FV		0.45%	0.37%	0.22%	(0.28)%	(0.62)%	(1.02)

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2025, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2025, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2025, except as follows: On September 10, 2025, director Sharon Cook entered into a “Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Offer Letter to Susan Healey, General Counsel, dated July 29, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File - cover page XBRL tags are embedded within the Inline XBRL document

*Filed herewith.

 **Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

November 6, 2025	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

November 6, 2025	By:	/s/ Apeksha Patel
Apeksha Patel
Chief Financial Officer and Treasurer
(Principal Financial Officer)