Form 10-K
period 2025-12-31
Cherry Hill Mortgage Investment Corp
filed 2026-03-05
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
The aggregate market value of the registrant’s common stock, $0.01 par value per share, at June 30, 2025, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2025) was approximately $97.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2025, have been excluded from this number in that these persons may be deemed affiliates of the registrant. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.
On March 5, 2026, the registrant had a total of 36,739,538 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2026, are incorporated by reference into Part III, Items 10 through 14, inclusive, of this Annual Report on Form 10-K as indicated herein.

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

“U.S. Treasury” means the U.S. Department of Treasury.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Cherry Hill Mortgage Investment Corporation (together with its consolidated subsidiaries, the “Company”, “we”, “our” or “us”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of the Private Securities Litigation Reform Act of 1995 (as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe”, “expect”, “anticipate”, “estimate”, “plan”, “continue”, “intend”, “should”, “could”, “would”, “may”, “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ materially from our beliefs, expectations, estimates and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s investment objectives and business strategy;

•	the Company’s exposure to future litigation, regulatory proceedings and governmental investigations;

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

•	Relatively high rates of prepayments on residential mortgage loans adversely affect the values of the Company’s assets.

•	The Company relies on financial modeling to value its Servicing Related Assets.

•	The Company cannot predict the impact future actions by the Federal Reserve will have on the Company’s business, and any such actions may negatively impact the Company.

•	The Company uses leverage to increase returns, but it exposes the Company to margin calls on its investable assets.

•	Future litigation, regulatory proceedings and governmental investigations could adversely affect the Company’s business, results of operations and financial condition.

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

Our principal objective is to generate attractive current yields and risk-adjusted total returns for our stockholders over the long term, primarily through dividend distributions and secondarily through capital appreciation. We attempt to attain this objective by selectively constructing and actively managing a portfolio of Servicing Related Assets and residential mortgage-backed securities (“RMBS”). Subject to market conditions, we may also invest in other cash flowing residential mortgage assets.

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

Our senior management team, comprised of Jeffrey Lown II, our President and Chief Executive Officer, Julian Evans, our Chief Investment Officer, Apeksha Patel, our Chief Financial Officer and Treasurer, and our MSR portfolio manager, makes the determinations as to the percentage of assets that are invested in each of our targeted asset classes. Our senior management team’s acquisition decisions depend on prevailing market conditions and may change over time in response to opportunities available in different interest rate, economic and credit environments. In addition, our investment strategy may be changed from time to time by our board of directors without the approval of our stockholders. Changes to our investment strategy may include, without limitation, modification or expansion of the types of assets which we may acquire for our investment portfolio.

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

We have entered into repurchase agreements with multiple counterparties as of December 31, 2025. From time to time, we expect to negotiate and enter into additional master repurchase agreements with other counterparties that could produce opportunities to acquire certain RMBS that may not be available from our existing counterparties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Aurora has two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora (the “Freddie Mac MSR Revolver”); and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora (the “Fannie Mac MSR Revolving Facility”). See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12—Notes Payable.”

We may utilize other types of borrowings in the future, including corporate debt, securitization, or other more complex financing structures. Additionally, we may take advantage of available borrowings, if any, under new programs established by the U.S. Government to finance our assets. We also may raise capital by issuing unsecured debt or preferred or common stock.

Interest and Financing Risk Hedging

Subject to maintaining our qualification as a REIT and maintaining an exception from the definitions of “investment company” under the Investment Company Act (or otherwise not falling within those definitions), we use certain derivative financial instruments and other hedging instruments to mitigate interest rate risk and financing pricing risk we expect to arise from our repurchase agreement financings associated with our RMBS and the MSR financing facilities for our MSRs. We also attempt to mitigate duration and basis risk arising from our RMBS portfolio. The hedging instruments that we currently use include interest rate swaps, TBAs, Eris SOFR swap futures, swaptions and U.S. Treasury futures. We may also use financial futures, options, interest rate cap agreements, and forward sales. Our overall hedging strategy reflects the natural but limited hedging effect on our RMBS of our Servicing Related Assets, which tend to increase in value as interest rates rise. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2—Basis of Presentation and Significant Accounting Policies—Derivatives and Hedging Activities”.

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

Human Capital Resources

Our primary goal in human capital management is to attract, develop and retain talent by providing competitive wages and benefits and investing in professional development and well-being. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees. We are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings to meet the needs of our employees and their families. Our employees are provided, among others, with the following benefits: medical insurance, dental insurance, 401(k) plan with company match incentive and Health Savings Account. We invest in professional training and development to further enhance employees capabilities and personal development. Since the Internalization, we have focused our efforts on ensuring that our policies and plans align with our goals.

We believe that every individual on our team brings a unique perspective and experience that contributes to our success and seek to have a well-rounded, inclusive workplace that reflects the communities in which we live and conduct our business and our stockholders. As of December 31, 2025, we had 14 full-time employees.

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

Recently, there have been significant changes to trade policies, export control laws, sanctions, legislation, treaties, and tariffs in the United States and other countries. The future of global trade relationships remains uncertain, including with respect to potential changes in trade laws, regulations, policies, and tariffs. While we are not directly engaged in international trade, such developments can indirectly affect macroeconomic conditions in the United States, including inflation and interest rates-both of which have a significant impact on the residential real estate and mortgage markets. For example, heightened tariffs or ongoing trade disputes may lead to increased input costs, contributing to inflationary pressures and potentially influencing monetary policy decisions by the Federal Reserve. Fluctuating interest rates could, in turn, reduce housing affordability, slow home price appreciation, increase mortgage delinquency rates, and adversely impact the performance of the residential mortgage assets in which we invest. We cannot predict what additional actions may be taken by the United States or other governments, what sectors may be affected, or how financial markets may respond. To the extent that trade policy changes or broader geopolitical developments adversely affect inflation, interest rates, or the housing and mortgage markets more generally, our business, financial condition, and results of operations could be materially and adversely affected.

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

Our board of directors is responsible for understanding the primary risks to our business. The board is also tasked with developing and advancing our cybersecurity strategy, as well as evaluating the adequacy of our programs and policies. The CEO is responsible for ensuring that the board of directors comprehends the Company’s cybersecurity risk profile and receives updates on the program and its policies on a quarterly basis or as necessary. Our current CEO is Jeffrey Lown II. Mr. Lown has a B.S. in Finance from Lehigh University and an M.B.A. from the D’Amore-McKim School of Business at Northeastern University. Mr. Lown was appointed the Company’s President and CEO in October 2013.

As mentioned above, the CEO is responsible for the initial assessment and management of potential incidents. Furthermore, the Company has established a response plan that serves as the foundation for addressing unauthorized cybersecurity occurrences from both a technical and regulatory perspective. The Cybersecurity Response Team (“CRT”), comprised of the CEO, General Counsel, Manager of Information Technology (“MIT”) and other personnel as each may designate, are responsible for leading all incident management and response activities. The MIT assumes a crucial role in overseeing and managing the technical facets of the CRT while the CEO provides strategic direction and decision-making, facilitating communication with other members of senior management, and disseminating pertinent information to the board of directors. The MIT, an external consultant to the Company, brings over 25 years of IT experience in the private financial sector, with a strong focus on cybersecurity. He has implemented core IT policies, including Information Security and Incident Response, and directed cybersecurity training and testing at the Company. The MIT has also managed cloud infrastructure on Amazon Web Services and integrated automation within trade order management systems. His expertise extends to managing IT for live trading environments and ensuring regulatory compliance. The MIT holds an MA from the State University of New York at Binghamton and a BA from Luther College. Additionally, the Company engages a third-party provider to manage key functions, including identity access management, network security, user and email administration, data governance, threat management, and endpoint security.

In conjunction with the aforementioned plans, the Company conducts an annual business impact analysis to identify the critical business functions that are required by the Company to sustain business operations and potential impacts to the Company if any those critical functions are disrupted. Deriving from the analysis, the Company maintains a business continuity and disaster recovery plan to coordinate business recovery to resume any disrupted critical business operations. In the event of a critical cybersecurity business disruption, the CEO of the Company may activate the business continuity plan to implement risk-based strategies devised to maintain business continuity against distributed denial of service attacks or malware.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2025, the Company is not aware of any material legal or regulatory claims or proceedings.

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

Holders

As of March 5, 2026, we had eight holders of record of our common stock. The eight holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained from our registrar and transfer agent.

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

The following table sets forth the dividends declared on our common stock during each calendar quarter for 2025 and 2024:

	Declaration Date	Record Date	Payment Date	Amount per Share
2025
Fourth Quarter	12/12/2025	12/31/2025	1/30/2026	$0.10
Third Quarter	9/15/2025	9/30/2025	10/31/2025	$0.10
Second Quarter	6/12/2025	6/30/2025	7/31/2025	$0.15
First Quarter	3/12/2025	3/31/2025	4/30/2025	$0.15
2024
Fourth Quarter	12/12/2024	12/31/2024	1/31/2025	$0.15
Third Quarter	9/13/2024	9/30/2024	10/31/2024	$0.15
Second Quarter	6/13/2024	6/28/2024	7/31/2024	$0.15
First Quarter	3/14/2024	3/28/2024	4/30/2024	$0.15

Stockholder Return Performance

The following graph is a comparison of the cumulative total stockholder return on our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index, a peer group index, from December 31, 2020 to December 31, 2025. The graph assumes that $100 was invested on December 31, 2020, in our common stock, the S&P 500 Index, the Russell 2000 Index and the S&P U.S. BMI Mortgage REITs Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below:

	Year Ended
	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Cherry Hill Mortgage Investment Corporation	$101.61	$84.75	$68.76	$53.72	$61.96
Russel 2000	$114.82	$91.35	$106.82	$119.14	$134.40
S&P U.S. BMI Mortgage REITs (A)	$114.76	$85.37	$98.54	$99.09	$114.62
S&P 500	$128.71	$105.40	$133.10	$166.40	$196.16

Source: S&P Capital IQ Pro

(A)
In addition to the Company, as of December 31, 2025, the S&P U.S. BMI Mortgage REITs Index comprised the following companies: AFC Gamma Inc., AG Mortgage Investment Trust, Inc., AGNC Investment Corp., Angel Oak Mortgage, Inc., Apollo Commercial Real Estate Finance, Inc., Arbor Realty Trust, Inc., Ares Commercial RE Corporation, Arlington Asset Invt Corp., ARMOUR Residential REIT, Inc., Blackstone Mortgage Trust, Inc., BrightSpire Capital, Inc., Broadmark Realty Capital Inc., Chimera Investment Corporation, Claros Mortgage Trust, Inc., Dynex Capital, Inc., Ellington Financial Inc., Ellington Residential Mortgage REIT, Franklin BSP Realty Trust, Inc., Granite Point Mortgage Trust, Inc., Great Ajax Corp., Hannon Armstrong Sustainable Infrastructure Capital, Inc., Invesco Mortgage Capital Inc., KKR Real Estate Finance Trust Inc., Ladder Capital Corp, Lument Finance Trust, Inc., MFA Financial, Inc., New York Mortgage Trust, Inc., NexPoint Real Estate Finance, Inc., Orchid Island Capital, Inc., PennyMac Mortgage Investment Trust, Ready Capital Corporation, Redwood Trust, Inc., Rithm Capital Corp., Sachem Capital Corp., Seven Hills Realty Trust, Starwood Property Trust, Inc., TPG RE Finance Trust, Inc, and Western Asset Mortgage Capital Corporation.

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

Each LTIP-OP Unit awarded is deemed equivalent to an award of one share of our common stock under the 2023 Plan and reduces the 2023 Plan’s share authorization for other awards on a one-for-one basis. The 2023 Plan replaced the 2013 Plan upon the 2023 Plan’s approval by stockholders and no further awards will be made by the Company under the 2013 Plan. While the Company currently grants equity awards under the 2023 Plan, the Company has awards outstanding that were granted under the 2013 Plan. No further awards can be granted under the 2013 Plan.

The following table presents information with respect to the Company’s equity compensation plans as of December 31, 2025:

Equity Incentive Plan Information
As of December 31, 2025

	Number of Securities Issued or to be Issued Upon Exercise	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation Plans Approved By Shareholders		2,336,749
LTIP-OP Units	663,492
Forfeited/Redeemed LTIP-OP Units	(57,689)
Converted LTIP-OP Units	(65,037)
Issued Shares of Common Stock	510,475
Forfeited Shares of Common Stock	(3,155)
Witheld Shares of Common Stock	(24,620)
Issued Restricted Stock Units	181,942
Forfeited Restricted Stock Units	-
Settled Restricted Stock Units	(60,041)
Witheld Restricted Stock Units
Equity Compensation Plans Not Approved By Shareholders		-

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

General

On November 14, 2024, we became a fully integrated, internally managed residential real estate finance company focused on acquiring, investing in and managing residential mortgage assets in the United States. We were incorporated in Maryland on October 31, 2012, and we commenced operations on or about October 9, 2013, following the completion of our initial public offering and a concurrent private placement. Our common stock, our Series A Preferred Stock and our Series B Preferred Stock are listed and traded on the NYSE under the symbols “CHMI”, “CHMI-PRA” and “CHMI-PRB”, respectively.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of December 31, 2025, we owned 98.4% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock..”

The Company has an at-the-market offering program for its common stock (the “Common Stock ATM Program”) pursuant to which it may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of December 31, 2025, approximately $34.6 million was remaining pursuant to the Common Stock ATM Program. During the year ended December 31, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A Preferred Stock (the “Preferred Series A ATM Program”) pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2025 and December 31, 2024, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of December 31, 2025, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2025 and December 31, 2024, the Company did not repurchase any common stock pursuant to the repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2025, the Company did not repurchase any Preferred Stock pursuant to the repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock at a weighted average purchase price of $23.77 per share and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 30, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Since September 2025, the Federal Reserve has reduced its federal funds rate target by 75 basis points to a range of 3.50% to 3.75% due to slowing job growth and increased unemployment. Even though inflation remains above its 2 percent target, the Federal Reserve has determined that in evaluating its dual mandate the downside risks to employment have risen.

As of December 1, 2025, the Federal Reserve has also ceased reducing its balance sheet.  Since 2022, the Federal Reserve had been allowing a set amount of Treasury securities and Agency RMBS on its balance sheet to roll off each month without reinvestment. Prior to December 1, 2025, the Federal Reserve’s monthly redemption cap on U.S. Treasury Securities was $5 billion and its redemption cap on agency debt/MBS was $35 billion with excess principal payments reinvested in U.S. Treasury securities.

In addition, on January 11, 2026, it was reported that the U.S. Attorney’s Office in the District of Columbia is investigating the Federal Reserve’s renovation of its headquarters and whether Federal Reserve Chairman Jerome Powell lied to Congress about the project. In response, Chairman Powell made a public statement that he believed the investigation was initiated because the Federal Reserve would not set interest rates as the President preferred. It is unclear what impact the investigation will have on the future course of U.S. monetary policy.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
December 31, 2025	5.08%	1.62%	3.46%
September 30, 2025	5.08%	1.31%	3.77%
June 30, 2025	5.08%	1.17%	3.91%
March 31, 2025	5.00%	1.30%	3.70%
December 31, 2024	4.91%	1.12%	3.79%
September 30, 2024	4.93%	1.00%	3.92%
June 30, 2024	4.88%	1.13%	3.74%
March 31, 2024	4.83%	1.07%	3.75%

(A)	Average Cost of Funds also includes the benefits of related swaps.

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

Impact of Changes in Market Interest Rates on Our Assets

The value of our assets may be affected by prepayment speeds on mortgage loans. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise liquidated or charged off. Generally, in a declining interest rate environment, prepayment speeds tend to increase. Conversely, in an increasing interest rate environment, prepayment speeds tend to decrease. When we acquire Servicing Related Assets or RMBS, we anticipate that the underlying mortgage loans will prepay at a projected rate generating an expected cash flow (in the case of Servicing Related Assets) and yield. If we purchase assets at a premium to par value and borrowers prepay their mortgage loans faster than expected, the corresponding prepayments on our assets may reduce the expected yield on such assets because we will have to amortize the related premium on an accelerated basis. In addition, we will have to reinvest the greater amounts of prepayments in that lower rate environment, thereby affecting future yields on our assets. If we purchase assets at a discount to par value, and borrowers prepay their mortgage loans slower than expected, the decrease in corresponding prepayments may reduce the expected yield on assets because we will not be able to accrete the related discount as quickly as originally anticipated.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). The change in fair value of MSRs is recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. For additional information on our fair value methodology, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value.”

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Year Ended December 31,
	2025	2024
Income
Interest income	$61,095	$55,798
Interest expense	49,778	55,769
Net interest income	11,317	29
Servicing fee income	43,299	48,527
Servicing costs	9,275	12,418
Net servicing income	34,024	36,109
Other income (loss)
Realized loss on RMBS, net	(6,045)	(6,595)
Realized gain on investments in MSRs, net	-	504
Realized gain on derivatives, net	7,037	21,322
Realized gain on acquired assets, net	2	2
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	35,578	(19,445)
Unrealized gain (loss) on derivatives, net	(39,767)	9,809
Unrealized loss on investments in Servicing Related Assets	(18,825)	(7,160)
Total Income	23,321	34,575
Expenses
General and administrative expense	7,704	10,654
Compensation and benefits	6,478	1,572
Management fee to affiliate	-	6,037
Total Expenses	14,182	18,263
Income Before Income Taxes	9,139	16,312
Provision for corporate business taxes	2,197	4,102
Net Income	6,942	12,210
Net income allocated to noncontrolling interests in Operating Partnership	(114)	(240)
Dividends on preferred stock	(9,829)	(9,969)
Gain on repurchase and retirement of preferred stock	-	78
Net Income (Loss) Applicable to Common Stockholders	$(3,001)	$2,079

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2025
Interest income	$134	$60,961	$-	$61,095
Interest expense	1,487	48,291	-	49,778
Net interest income (expense)	(1,353)	12,670	-	11,317
Servicing fee income	43,299	-	-	43,299
Servicing costs	9,275	-	-	9,275
Net servicing income	34,024	-	-	34,024
Other expense (A)	(18,121)	(3,899)	-	(22,020)
Other operating expenses (B)	(3,513)	(2,810)	(7,859)	(14,182)
Provision for corporate business taxes	(2,197)	-	-	(2,197)
Net other comprehensive income	-	10,904	-	10,904
Comprehensive income (loss)	$8,840	$16,865	$(7,859)	$17,846

Year Ended December 31, 2024
Interest income	$5	$55,793	$-	$55,798
Interest expense	1,404	54,365	-	55,769
Net interest income (expense)	(1,399)	1,428	-	29
Servicing fee income	48,527	-	-	48,527
Servicing costs	12,418	-	-	12,418
Net servicing income	36,109	-	-	36,109
Other income (expense) (A)	(8,117)	6,554	-	(1,563)
Other operating expenses (B)	(3,910)	(1,141)	(13,212)	(18,263)
Provision for corporate business taxes	(4,102)	-	-	(4,102)
Net other comprehensive loss	-	(4,725)	-	(4,725)
Comprehensive income (loss)	$18,581	$2,116	$(13,212)	$7,485

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to affiliate.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Interest Income

Interest income for the year ended December 31, 2025 was $61.1 million as compared to $55.8 million for the year ended December 31, 2024. The $5.3 million increase in interest income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to purchases of new securities, an increase in price premium amortization as well as replacing lower yielding securities with higher yielding securities.

Interest Expense

Interest expense for the year ended December 31, 2025 was $49.8 million as compared to $55.8  million for the year ended December 31, 2024. The $6.0 million decrease in interest expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to a decrease in financing rates combined with a decrease in notes payable.

Servicing Fee Income

Servicing fee income for the year ended December 31, 2025 was $43.3 million as compared to $48.5 million for the year ended December 31, 2024. The $5.2 million decrease in servicing fee income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the year ended December 31, 2025 were $9.3 million as compared to $12.4 million for the year ended December 31, 2024. The $3.1 million decrease in servicing costs for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to changes in the portfolio and a one-time loan level adjustment as well as de-boarding fees related to the MSR sale during the year ended December 31, 2024.

Realized Loss on RMBS, Net

Realized loss on RMBS for the year ended December 31, 2025 was $6.0 million as compared to $6.6  million for the year ended December 31, 2024. The $0.6 million decrease in realized loss on RMBS for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to a decline in the number of RMBS securities sold during the year ended December 31, 2025.

Realized Gain on Investments in MSRs, Net

Realized gain on investments in MSRs for the year ended December 31, 2025 was $0 as compared to $0.5 million for the year ended December 31, 2024. The decrease of $0.5 million in realized gain on MSRs was because no MSRs were sold during the year ended December 31, 2025.

Realized Gain on Derivatives, Net

Realized gain on derivatives for the year ended December 31, 2025 was $7.0 million as compared to $21.3 million for the year ended December 31, 2024. The $14.3 million decrease in realized gain on derivatives for the year ended December 31, 2025 as compared to December 31, 2024 was substantially comprised of a decrease of $13.4 million in interest income on interest rate swaps and an increase of $5.5 million in losses on interest rate swaps, offset by a decrease of $1.8 million in losses on TBAs and a decrease of $2.8 million in losses on U.S. Treasury futures due to changes in interest rates as well as composition of derivatives.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized gain on RMBS measured at fair value through earnings for the year ended December 31, 2025 was $35.6 million as compared to a loss of $19.4 million for the year ended December 31, 2024. The increase of $55.0 million in unrealized gain on RMBS measured at fair value through earnings was due to a drop in interest rates during the period combined with spread tightening.

Unrealized Gain (Loss) on Derivatives

Unrealized loss on derivatives for the year ended December 31, 2025 was $39.8 million as compared to a gain of $9.8 million for the year ended December 31, 2024. The $49.6 million increase in unrealized loss on derivatives for the year ended December 31, 2025 as compared to December 31, 2024 was primarily due to changes in interest rates and the composition of our derivatives relative to the prior year.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the year ended December 31, 2025 was $18.8 million as compared to $7.2 million for the year ended December 31, 2024. The $11.6 million increase in unrealized loss on our investments in Servicing Related Assets for December 31, 2025 as compared to December 31, 2024 was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2025 was $7.7 million as compared to $10.7 million for the year ended December 31, 2024. The $3.0 million decrease in general and administrative expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to a decrease in professional fees related to the Internalization.

Compensation and Benefits

Compensation and benefits expense for the year ended December 31, 2025 was $6.5 million as compared to $1.6 million for the year ended December 31, 2024. The $4.9 million increase in compensation and benefits expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was because, effective as of November 14, 2024, the Company started operating as an internally managed Company.

Management Fee to Affiliate

Management fee to affiliate for the year ended December 31, 2025 was $0 as compared to $6.0 million for the year ended December 31, 2024. The $6.0 million decrease in management fee to affiliate for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to the Internalization of the Company.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors, officers and employees represented approximately 1.6% and 2.0% of net income for the years ended December 31, 2025 and December 31, 2024, respectively.

For the period indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	10,939
Accumulated other comprehensive income, December 31, 2025	$3,669

Year Ended December 31, 2024
Accumulated other comprehensive loss, December 31, 2023	$(2,545)
Other comprehensive loss	(4,725)
Accumulated other comprehensive loss, December 31, 2024	$(7,270)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the year ended December 31, 2025, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. During the year ended December 31, 2024, a rise in interest rates caused a net unrealized loss on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

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

Earnings Available for Distribution

EAD for the year ended December 31, 2025 as compared to the year ended December 31, 2024, increased by approximately $3.7 million or $0.06 per average common share due primarily to a decrease in Internalization expenses as well as a decrease in borrowing costs offset by an increase in common share count resulting from issuances under the Common Stock ATM program.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024
Net Income	$6,942	$12,210
Realized loss on RMBS, net	6,045	6,595
Realized loss on derivatives, net (A)	15,546	14,687
Realized gain on investments in MSRs, net	-	(504)
Realized gain on acquired assets, net	(2)	(2)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	(35,578)	19,445
Unrealized loss (gain) on derivatives, net	39,767	(9,809)
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(11,325)	(26,796)
Tax expense on realized and unrealized gain on MSRs	4,672	6,716
Total EAD:	$26,067	$22,542
EAD attributable to noncontrolling interests in Operating Partnership	(428)	(442)
Dividends on preferred stock	(9,829)	(9,969)
EAD Attributable to Common Stockholders	$15,810	$12,131
EAD Attributable to Common Stockholders, per Diluted Share	$0.46	$0.40
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.09)	$0.07

(A)
Excludes drop income on TBA dollar rolls of $2.4 million and $2.4 million and interest rate swap periodic interest income of $20.2 million and $33.6 million for the years ended December 31, 2025 and December 31, 2024, respectively.

Our Portfolio

MSRs
Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $15.9 billion as of December 31, 2025.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of December 31, 2025

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%
MSR Total/Weighted Average	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%

As of December 31, 2024

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%
MSR Total/Weighted Average	$233,658	$17,304,133	3.50%	0.25%	294	53	0.1%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.

(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of December 31, 2025

Asset Type			Gross Unrealized				Weighted Average
	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	December 31, 2025	December 31, 2024
Weighted Average Asset Yield	5.24%	4.93%
Weighted Average Interest Expense (A)	2.72%	2.03%
Net Interest Spread	2.52%	2.90%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Our primary uses of funds are the payment of interest, compensation and benefits, outstanding commitments, operating expenses, investments in new or replacement assets, margin calls and the repayment of borrowings, as well as dividends. Although we continue to maintain a higher level of unrestricted cash than prior to the pandemic, we expect to invest more of that unrestricted cash in our targeted assets if normalization of the economy continues. We may also use capital resources to repurchase additional shares of common stock under our stock repurchase program when we believe such repurchases are appropriate and/or the stock is trading at a significant discount to net asset value. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to a reasonably possible (in the opinion of management) change in interest rates.

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

Repurchase Agreements

As of December 31, 2025, we had repurchase agreements with multiple counterparties and approximately $1,137.2 million of outstanding repurchase agreement borrowings from 16 of those counterparties, which were used to finance RMBS. As of December 31, 2025, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at December 31, 2025 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
December 31, 2025	$1,135,331	$1,137,200	$1,137,200
September 30, 2025	$1,086,896	$1,107,141	$1,107,141
June 30, 2025	$1,049,729	$1,072,294	$1,072,294
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764
March 31, 2024	$937,193	$965,005	$965,005

The increase in the Company’s borrowings under its repurchase agreements for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to the purchase of new RMBS securities, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of December 31, 2025 and December 31, 2024. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of December 31, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,189,714	$1,137,200	3.99%
Total/Weighted Average	$1,189,714	$1,137,200	3.99%

As of December 31, 2024

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,029,996	$1,005,685	4.75%
One to three months	73,626	71,572	4.72%
Total/Weighted Average	$1,103,622	$1,077,257	4.75%

The amount of collateral as of December 31, 2025 and December 31, 2024, including cash, was $1,192.6 million and $1,123.7 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of December 31, 2025 and December 31, 2024 was 16 days and 18 days, respectively.

MSR Financing

As of December 31, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1%. At December 31, 2025 and December 31, 2024, approximately $55.5 million and $56.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 7.0%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2025 and December 31, 2024, approximately $90.8 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $19.1 million and used cash of approximately $4.7 million for the years ended December 31, 2025 and December 31, 2024, respectively. Our investing activities used cash of approximately $66.7 million and $141.3 million for the years ended December 31, 2025 and December 31, 2024, respectively. The cash used by our investing activities during the years ended December 31, 2025 and December 31, 2024 primarily resulted from RMBS purchases offset by RMBS sales and principal paydowns of RMBS and payments for settlements of derivatives.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the year ended December 31, 2025 was $0.09 and our GAAP income per diluted share for the year ended December 31, 2024 was $0.07.

Contractual Obligations

Our contractual obligations as of December 31, 2025 and December 31, 2024 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of December 31, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,137,200	$-	$-	$-	$1,137,200
Interest on repurchase agreement borrowings(A)	$3,526	$-	$-	$-	$3,526
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$55,500
Interest on Freddie Mac MSR Revolver borrowings	$973	$-	$-	$-	$973
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,355	$83,395	$-	$90,750
Interest on Fannie Mae MSR Revolving Facility	$518	$-	$-	$-	$518

As of December 31, 2024

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,077,257	$-	$-	$-	$1,077,257
Interest on repurchase agreement borrowings(A)	$4,112	$-	$-	$-	$4,112
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$56,500
Interest on Freddie Mac MSR Revolver borrowings	$1,098	$-	$-	$-	$1,098
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$555	$14,323	$80,722	$-	$95,600
Interest on Fannie Mae MSR Revolving Facility	$603	$-	$-	$-	$603

(A)	Interest expense is calculated based on the interest rate in effect at December 31, 2025 and December 31, 2024, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of December 31, 2025, Aurora had four subservicing agreements in place. The agreements each have two-year initial terms and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, since September 2025, the Federal Reserve has reduced its federal funds rate target by 75 basis points to a range of 3.50% to 3.75% due to slowing job growth and increased unemployment. To the extent the Federal Reserve decides to further ease monetary policy, its actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to tighten monetary policy however, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Interest Rate Risk

Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and our related financing obligations. In general, we finance the acquisition of certain of our assets through financings in the form of repurchase agreements and bank facilities. We expect to make use of additional MSR financing, as well as possibly warehouse facilities, securitizations, re-securitizations, and public and private equity and debt issuances in addition to transaction or asset specific funding arrangements. In addition, the values of our Servicing Related Assets are highly sensitive to changes in interest rates, historically increasing when rates rise and decreasing when rates decline. Subject to maintaining our qualification as a REIT, we attempt to mitigate interest rate risk and financing pricing risk through utilization of hedging instruments, primarily interest rate swap agreements, Eris SOFR swap futures and U.S. Treasury futures, respectively. We may also use financial futures, options, interest rate cap agreements, and forward sales. These instruments are intended to serve as a hedge against future interest rate or pricing changes on our borrowings.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of December 31, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$236,121	$225,027	$214,831	$205,437	$196,764
Change in FV	$21,290	$10,196	$-	$(9,393)	$(18,067)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$227,465	$221,154	$214,831	$208,694	$202,804
Change in FV	$12,634	$6,323	$-	$(6,137)	$(12,027)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$222,038	$218,434	$214,831	$211,227	$207,624
Change in FV	$7,207	$3,603	$-	$(3,603)	$(7,207)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2024

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$257,269	$244,952	$233,658	$223,276	$213,708
Change in FV	$23,611	$11,294	$-	$(10,382)	$(19,950)
% Change in FV	10%	5%	-	(4)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$240,653	$237,709	$233,658	$228,942	$223,862
Change in FV	$6,995	$4,051	$-	$(4,716)	$(9,796)
% Change in FV	3%	2%	-	(2)%	(4)%
Servicing Cost Shift in %
Estimated FV	$241,240	$237,449	$233,658	$229,867	$226,076
Change in FV	$7,582	$3,791	$-	$(3,791)	$(7,582)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of December 31, 2025

	December 31, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$852,643
Estimated FV		$860,338	$858,665	$856,037	$848,686	$844,234	$839,359
Change in FV		$7,695	$6,022	$3,394	$(3,957)	$(8,409)	$(13,284)
% Change in FV		0.90%	0.71%	0.40%	(0.46)%	(0.99)%	(1.56)%

As of December 31, 2024

	December 31, 2024	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$800,308
Estimated FV		$803,881	$803,288	$802,088	$798,050	$795,322	$792,144
Change in FV		$3,574	$2,980	$1,781	$(2,258)	$(4,986)	$(8,164)
% Change in FV		0.45%	0.37%	0.22%	(0.28)%	(0.62)%	(1.02)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of December 31, 2025, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

Our interest rate swaps, Eris SOFR swap futures and U.S. Treasury futures contracts are required to be cleared on an exchange which greatly mitigates, but does not entirely eliminate, counterparty risk.

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

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

Valuation of servicing related assets at fair value

Description of the Matter
The Company invests in servicing related assets comprising mortgage servicing rights (MSRs) which have a fair value of $215 million as of December 31, 2025, as included in Notes 2, 5 and 9 to the consolidated financial statements. The Company records servicing related assets at fair value on a recurring basis with changes in fair value recognized in the income statement. These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable inputs and assumptions which include prepayment speeds, discount rates and cost to service.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the Company's processes and the design and operating effectiveness of internal controls addressing the valuation of servicing related assets including management’s review of the completeness and accuracy of the key inputs and data used in the valuation, management’s comparison of significant assumptions to independent third party data and the internal fair value mark to third party independent valuation firms ranges to evaluate the reasonableness of the fair values developed by the Company.

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
March 5, 2026

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share data)

	December 31, 2025	December 31, 2024
Assets
RMBS, at fair value (including pledged assets of $1,189,714 and $1,103,622, respectively)	$1,213,851	$1,122,420
Investments in Servicing Related Assets, at fair value (including pledged assets of $214,831 and $233,658, respectively)	214,831	233,658
Cash and cash equivalents	54,946	46,313
Restricted cash	7,523	24,446
Derivative assets	14,757	30,048
Receivables and other assets	34,648	34,290
Total Assets	$1,540,556	$1,491,175
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,137,200	$1,077,257
Derivative liabilities	2,275	3,869
Notes payable	145,191	151,226
Dividends payable	5,919	7,011
Accrued expenses and other liabilities	11,439	18,190
Total Liabilities	$1,302,024	$1,257,553
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of December 31, 2025 and December 31, 2024, $69,541 liquidation preference as of December 31, 2025 and December 31, 2024	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of December 31, 2025 and December 31, 2024, $40,103 liquidation preference as of December 31, 2025 and December 31, 2024	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 36,739,538 shares issued and outstanding as of December 31, 2025 and 500,000,000 shares authorized and 31,625,073 shares issued and outstanding as of December 31, 2024	373	322
Additional paid-in capital	396,516	381,069
Accumulated deficit	(270,381)	(249,643)
Accumulated other comprehensive income (loss)	3,669	(7,270)
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$236,041	$230,342
Non-controlling interests in Operating Partnership	2,491	3,280
Total Stockholders’ Equity	$238,532	$233,622
Total Liabilities and Stockholders’ Equity	$1,540,556	$1,491,175

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(in thousands — except per share data)

	Year Ended December 31,
	2025	2024	2023
Income
Interest income	$61,095	$55,798	$49,985
Interest expense	49,778	55,769	51,642
Net interest income (expense)	11,317	29	(1,657)
Servicing fee income	43,299	48,527	53,427
Servicing costs	9,275	12,418	11,248
Net servicing income	34,024	36,109	42,179
Other income (loss)
Realized loss on RMBS, net	(6,045)	(6,595)	(36,315)
Realized gain on investments in MSRs, net	-	504	-
Realized gain on derivatives, net	7,037	21,322	33,821
Realized gain on acquired assets, net	2	2	23
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	35,578	(19,445)	9,755
Unrealized gain (loss) on derivatives, net	(39,767)	9,809	(43,071)
Unrealized loss on investments in Servicing Related Assets	(18,825)	(7,160)	(25,937)
Total Income (Loss)	23,321	34,575	(21,202)
Expenses
General and administrative expense	7,704	10,654	6,434
Compensation and benefits	6,478	1,572	466
Management fee to affiliate	-	6,037	6,830
Total Expenses	14,182	18,263	13,730
Income (Loss) Before Income Taxes	9,139	16,312	(34,932)
Provision for corporate business taxes	2,197	4,102	523
Net Income (Loss)	6,942	12,210	(35,455)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(114)	(240)	661
Dividends on preferred stock	(9,829)	(9,969)	(9,853)
Gain on repurchase and retirement of preferred stock	-	78	-
Net Income (Loss) Applicable to Common Stockholders	$(3,001)	$2,079	$(44,647)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.09)	$0.07	$(1.70)
Diluted	$(0.09)	$0.07	$(1.70)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	34,422,750	30,438,081	26,262,407
Diluted	34,422,750	30,440,349	26,293,903

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$6,942	$12,210	$(35,455)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	10,904	(4,725)	26,559
Net other comprehensive income (loss)	10,904	(4,725)	26,559
Comprehensive income (loss)	$17,846	$7,485	$(8,896)
Comprehensive (income) loss attributable to noncontrolling interests in Operating Partnership	(293)	(147)	166
Dividends on preferred stock	(9,829)	(9,969)	(9,853)
Gain on repurchase and retirement of preferred stock	-	78	-
Comprehensive income (loss) attributable to common stockholders	$7,724	$(2,553)	$(18,583)

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands — except share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2022	23,508,130	$239	4,781,635	$115,379	$344,510	$(29,104)	$(168,989)	$3,481	$265,516
Issuance of common stock	6,511,839	66	-	-	30,988	-	-	-	31,054
Net Loss	-	-	-	-	-	-	(34,794)	(661)	(35,455)
Other Comprehensive Income	-	-	-	-	-	26,559	-	-	26,559
LTIP-OP Unit awards	-	-	-	-	-	-	-	468	468
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(389)	(389)
Common dividends declared, $0.72 per share	-	-	-	-	-	-	(19,527)	-	(19,527)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.06 per share	-	-	-	-	-	-	(4,123)	-	(4,123)
Balance, December 31, 2023	30,019,969	$305	4,781,635	$115,379	$375,498	$(2,545)	$(233,161)	$2,899	$258,375
Issuance of common stock	1,605,104	17	-	-	5,571	-	-	-	5,588
Repurchase and retirement of preferred stock	-	-	(395,897)	(9,515)	-	-	77	-	(9,438)
Redemption of OP units for cash	-	-	-	-	-	-	-	(9)	(9)
Net Income	-	-	-	-	-	-	11,970	240	12,210
Other Comprehensive Loss	-	-	-	-	-	(4,725)	-	-	(4,725)
LTIP-OP Unit awards	-	-	-	-	-	-	-	496	496
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(346)	(346)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(18,560)	-	(18,560)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.61 per share	-	-	-	-	-	-	(4,241)	-	(4,241)
Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	5,114,465	51	-	-	14,709	-	-	-	14,760
Redemption of OP units	-	-	-	-	738	-	-	(839)	(101)
Net Income	-	-	-	-	-	-	6,828	114	6,942
Other Comprehensive Income (loss)	-	-	-	-	-	10,939	-	(35)	10,904
LTIP-OP Unit awards	-	-	-	-	-	-	-	287	287
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(316)	(316)
Common dividends declared, $0.50 per share	-	-	-	-	-	-	(17,736)	-	(17,736)
Preferred Series A dividends declared, $2.05 per share	-	-	-	-	-	-	(5,728)	-	(5,728)
Preferred Series B dividends declared, $2.56 per share	-	-	-	-	-	-	(4,102)	-	(4,102)
Balance, December 31, 2025	36,739,538	$373	4,385,738	$105,864	$396,516	$3,669	$(270,381)	$2,491	$238,532

See notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income (loss)	$6,942	$12,210	$(35,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating Activities:
Realized loss on RMBS, net	6,045	6,595	36,315
Unrealized loss on investments in Servicing Related Assets	18,825	7,160	25,937
Realized gain on investments in MSRs, net	-	(504)	-
Realized gain on acquired assets, net	(2)	(2)	(23)
Realized gain on derivatives, net	(7,037)	(21,322)	(33,821)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	(35,578)	19,445	(9,755)
Unrealized (gain) loss on derivatives, net	39,767	(9,809)	43,071
Accretion of premiums on RMBS	(3,374)	(3,030)	(1,820)
Amortization of deferred financing costs	329	311	185
LTIP-OP Unit awards	287	496	468
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other assets	(356)	4,116	(1,613)
Decrease in due to manager	-	(1,789)	(81)
Increase (decrease) in accrued expenses and other liabilities	(6,751)	(18,568)	17,251
Net cash provided by (used in) operating activities	$19,097	$(4,691)	$40,659
Cash Flows From Investing Activities
Purchase of RMBS	(247,705)	(414,400)	(761,946)
Principal paydown of RMBS	100,240	81,243	68,371
Proceeds from sale of RMBS	99,844	195,132	585,617
Proceeds from sale of MSRs	-	13,308	-
Acquisition of MSRs	2	7	174
Proceeds from (payments for) settlement of derivatives	(19,032)	(16,624)	3,730
Net cash used in investing activities	$(66,651)	$(141,334)	$(104,054)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	10,229,424	9,929,684	9,300,725
Repayments of repurchase agreements	(10,169,481)	(9,755,916)	(9,223,198)
Proceeds from derivative financing	-	24,462	4,946
Payments for bank loans	(514)	-	(759)
Principal paydown of bank loans	(5,850)	(18,400)	(14,000)
Dividends paid	(28,658)	(28,168)	(31,211)
LTIP-OP Units distributions paid	(316)	(346)	(389)
Redemption of OP units	(101)	(9)	-
Issuance of common stock, net of offering costs	14,760	5,588	31,054
Repurchase and retirement of preferred stock	-	(9,438)	-
Net cash provided by financing activities	$39,264	$147,457	$67,168
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$(8,290)	$1,432	$3,773
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	70,759	69,327	65,554
Cash, Cash Equivalents and Restricted Cash, End of Period	$62,469	$70,759	$69,327
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$54,946	$46,313	$52,886
Restricted cash	7,523	24,446	16,441
Total cash and cash equivalents and restricted cash	$62,469	$70,759	$69,327
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$59,685	$33,678	$28,885
Cash paid during the period for income taxes	$49	$64	$56
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$5,919	$7,011	$6,650

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

Prior to November 14, 2024, the Company was externally managed by Cherry Hill Mortgage Management, LLC (the “Manager”), which was responsible for the Company’s investment strategies and decisions and its day-to-day operations, subject to the supervision and oversight of its board of directors.  The Company and CHMM’s relationship was governed by the Amended and Restated Management Agreement, dated as of September 24, 2013 (as amended, the “Management Agreement”).

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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of December 31, 2025, the Company owned 98.4% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the years ended December 31, 2025 and December 31, 2024 were settled prior to year-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $5.0 million and $4.7 million at December 31, 2025 and December 31, 2024, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 13.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). Changes in the fair value of MSRs are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. The Company’s application of ASC 820 guidance is discussed in further detail in Note 9.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of December 31, 2025 and December 31, 2024. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at December 31, 2025 and December 31, 2024. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 13.

Derivatives and Hedging Activities

Derivative transactions include swaps, swaptions, Eris SOFR swap futures, U.S. Treasury futures and “to-be-announced” securities (“TBAs”). A TBA contract is an agreement to purchase or sell, for future delivery, an Agency RMBS with a specified issuer, term and coupon. Swaps, swaptions, and Eris SOFR swap futures are entered into by the Company solely for interest rate risk management purposes. Eris SOFR Swap futures are exchange-traded futures contracts that economically replicate the cash flows of SOFR-indexed interest rate swaps and are used as an alternative to over-the-counter swaps to manage exposure to changes in interest rates. TBAs and U.S. Treasury futures are used to manage duration risk as well as basis risk and pricing risk on the Company’s financing facilities for MSRs. The decision as to whether or not a given transaction/position (or portion thereof) is economically hedged is made on a case-by-case basis, based on the risks involved and other factors as determined by senior management, including restrictions imposed by the Code on REITs. In determining whether to economically hedge a risk, the Company may consider whether other assets, liabilities, firm commitments and anticipated transactions already offset or reduce the risk. All transactions undertaken as economic hedges are entered into with a view towards minimizing the potential for economic losses that could be incurred by the Company. Generally, derivatives entered into are not intended to qualify as hedges under GAAP, unless specifically stated otherwise.

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
The Company’s bi-lateral derivative financial instruments contain credit risk to the extent that its counterparties may be unable to meet the terms of the agreements. The Company reduces such risk by limiting its exposure to any one counterparty. In addition, the potential risk of loss with any one party resulting from this type of credit risk is monitored. The Company’s interest rate swaps, Eris SOFR swap futures and U.S. Treasury futures are required to be cleared on an exchange, which further mitigates, but does not eliminate, credit risk. Management does not expect any material losses as a result of default by other parties to its derivative financial instruments.

Classification – All derivatives, including TBAs, are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. The fair value of TBA derivatives is determined using methods similar to those used to value Agency RMBS. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports derivative instruments at fair value, gross of cash paid or received pursuant to credit support agreements; however, amounts may be presented on a net counterparty basis when the Company believes a legal right of offset exists under an enforceable master netting agreement. For further discussion on offsetting assets and liabilities, see Note 8.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties (i) as collateral against the Company’s derivatives (approximately $4.7 million and $4.3 million at December 31, 2025 and December 31, 2024, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $2.9 million and $20.1 million at December 31, 2025 and December 31, 2024, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At December 31, 2025 and December 31, 2024, approximately $34.3 million and $61.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Realized loss on RMBS, net
Gain on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$105	$-
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	(3,074)	(4,724)	(29,944)
Gain on RMBS measured at fair value through earnings	-	59	-
Loss on RMBS measured at fair value through earnings	(2,971)	(2,035)	(6,371)
Realized loss on RMBS, net	$(6,045)	$(6,595)	$(36,315)

(A)	Reclassified from accumulated other comprehensive income into earnings.

Repurchase Agreements and Interest Expense

The Company finances its investments in RMBS with short-term borrowings under master repurchase agreements. Borrowings under the repurchase agreements are generally short-term debt due within one year. These borrowings generally bear interest rates offered by the “lending” counterparty from time to time for the term of the proposed repurchase transaction (e.g. 30 days, 60 days etc.) of a specified margin over the overnight SOFR rate. The repurchase agreements represent uncommitted financing. Borrowings under these agreements are treated as collateralized financing transactions and are carried at their contractual amounts, as specified in the respective agreements. Interest is recorded at the contractual amount on an accrual basis. Securities financed through repurchase transactions remain on our consolidated balance sheets as an asset and cash received from the purchaser is recorded on our consolidated balance sheet as a liability. The Company retains beneficial ownership of the pledged assets including the right to receive principal and interest.

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

Recent Accounting Pronouncements

Income Taxes - In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign income taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU became effective for fiscal years beginning after December 15, 2024, with early adoption permitted.The Company adopted this standard using a retrospective approach and included the required disclosures in our notes to the financial statements for our income taxes. The adoption of this standard did not have a material impact on these consolidated financial statements.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Year Ended December 31, 2025
Interest income	$134	$60,961	$-	$61,095
Interest expense	1,487	48,291	-	49,778
Net interest income (expense)	(1,353)	12,670	-	11,317
Servicing fee income	43,299	-	-	43,299
Servicing costs	9,275	-	-	9,275
Net servicing income	34,024	-	-	34,024
Other expense (A)	(18,121)	(3,899)	-	(22,020)
Other operating expenses (B)	(3,513)	(2,810)	(7,859)	(14,182)
Provision for corporate business taxes	(2,197)	-	-	(2,197)
Net other comprehensive income	-	10,904	-	10,904
Comprehensive income (loss)	$8,840	$16,865	$(7,859)	$17,846

Year Ended December 31, 2024
Interest income	$5	$55,793	$-	$55,798
Interest expense	1,404	54,365	-	55,769
Net interest income (expense)	(1,399)	1,428	-	29
Servicing fee income	48,527	-	-	48,527
Servicing costs	12,418	-	-	12,418
Net servicing income	36,109	-	-	36,109
Other income (expense) (A)	(8,117)	6,554	-	(1,563)
Other operating expenses (B)	(3,910)	(1,141)	(13,212)	(18,263)
Provision for corporate business taxes	(4,102)	-	-	(4,102)
Net other comprehensive loss	-	(4,725)	-	(4,725)
Comprehensive income (loss)	$18,581	$2,116	$(13,212)	$7,485

Year Ended December 31, 2023
Interest income	$-	$49,985	$-	$49,985
Interest expense	1,572	50,070	-	51,642
Net interest expense	(1,572)	(85)	-	(1,657)
Servicing fee income	53,427	-	-	53,427
Servicing costs	11,248	-	-	11,248
Net servicing income	42,179	-	-	42,179
Other expense (A)	(29,443)	(32,281)	-	(61,724)
Other operating expenses (B)	(3,004)	(664)	(10,062)	(13,730)
Provision for corporate business taxes	(523)	-	-	(523)
Net other comprehensive income	-	26,559	-	26,559
Comprehensive income (loss)	$7,637	$(6,471)	$(10,062)	$(8,896)

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses, compensation and benefits and management fee to CHMM.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

Balance Sheet
December 31, 2024
Investments	$233,658	$1,122,420	$-	$1,356,078
Other assets	28,874	59,159	47,064	135,097
Total assets	262,532	1,181,579	47,064	1,491,175
Debt	151,226	1,077,257	-	1,228,483
Other liabilities	4,290	15,010	9,770	29,070
Total liabilities	155,516	1,092,267	9,770	1,257,553
Net Assets	$107,016	$89,312	$37,294	$233,622

Note 4 — Investments in RMBS

At December 31, 2025, the Company’s investments in RMBS consist solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”,  which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.
The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of December 31, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$160,092	$131,441	$492	$(2,282)	$129,651	11	(B)	4.62%	4.79%	27
Freddie Mac	157,618	127,839	-	(5,362)	122,477	12	(B)	4.34%	4.44%	27
RMBS, measured at fair value through earnings
Fannie Mae	335,927	299,453	1,870	(5,375)	295,948	24	(B)	4.81%	4.94%	28
Freddie Mac	648,523	580,529	3,134	(9,319)	574,344	48	(B)	4.93%	5.03%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of December 31, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,022	$203,150	$4,243	$(491)	$206,902	20	(B)	4.67%	4.79%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,146,521	981,062	26,084	(197)	1,006,949	87	(B)	5.05%	5.14%	28
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

As of December 31, 2024

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$317,711	$259,280	$492	$(7,644)	$252,128	23	(B)	4.48%	4.62%	27
RMBS, measured at fair value through earnings
Over 10 Years	984,449	879,982	5,004	(14,694)	870,292	72	(B)	4.89%	5.00%	28
Total/weighted average RMBS	$1,302,160	$1,139,262	$5,496	$(22,338)	$1,122,420	95		4.80%	4.91%	28

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At December 31, 2025 and December 31, 2024, the Company pledged Agency RMBS with a carrying value of approximately $1,189.7 million and $1,103.6 million, respectively, as collateral for borrowings under repurchase agreements. At December 31, 2025 and December 31, 2024, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at December 31, 2025 and December 31, 2024, nor any impairment charges in earnings during the years ended December 31, 2025 and December 31, 2024.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of December 31, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Twelve or More Months	$64,386	$46,482	$(491)	$45,991	4	(B)	3.55%	3.75%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$64,386	$46,482	$(491)	$45,991	4		3.55%	3.75%	26

As of December 31, 2024

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$174,646	$142,337	$(2,993)	$139,344	13	(B)	4.76%	4.86%	27
Twelve or More Months	79,284	63,297	(4,651)	58,646	5	(B)	3.44%	3.59%	27
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$253,930	$205,634	$(7,644)	$197,990	18		4.35%	4.47%	27

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the Company’s realized gains and losses from the sale of available-for-sale securities which are recorded within the realized loss on RMBS, net line item in the Company’s consolidated statements of income (loss) as of the dates indicated (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Proceeds from sales of available-for-sale securities	$29,844	$130,759	$460,104
Amortized cost of available-for-sale securities sold	(32,918)	(135,378)	(490,048)
Realized loss on RMBS, available-for-sale, net	$(3,074)	$(4,619)	$(29,944)

Gross realized gains, RMBS available-for-sale	$-	$105	$-
Gross realized losses, RMBS available-for-sale	(3,074)	(4,724)	(29,944)
Realized loss on RMBS, available-for-sale, net	$(3,074)	$(4,619)	$(29,944)

Note 5 — Investments in Servicing Related Assets

MSRs

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $15.9 billion as of December 31, 2025.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of December 31, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$15,891,266	$214,831	3.49%	23.6	$(18,825)
MSR Total/Weighted Average	$15,891,266	$214,831	3.49%	23.6	$(18,825)

As of December 31, 2024

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$17,304,133	$233,658	3.50%	24.5	$(7,160)
MSR Total/Weighted Average	$17,304,133	$233,658	3.50%	24.5	$(7,160)

(A)	See Note 9 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of December 31, 2025

Percentage of Total Outstanding Unpaid Principal Balance
California	14.8%
Virginia	8.8%
New York	8.5%
Maryland	6.8%
Texas	5.8%
Florida	5.3%
North Carolina	5.0%
All other	45.0%
Total	100.0%

As of December 31, 2024

Percentage of Total Outstanding Unpaid Principal Balance
California	14.6%
Virginia	8.7%
New York	8.4%
Maryland	6.7%
Texas	5.9%
Florida	5.3%
North Carolina	5.0%
All other	45.4%
Total	100.0%

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the years ended December 31, 2025 and December 31, 2024. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted the Common Stock ATM Program of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $34.6 million was remaining as of December 31, 2025. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the year ended December 31, 2025 the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000. During the year ended December 31, 2024, the Company issued and sold 1,544,917 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.59 per share for aggregate gross proceeds of approximately $5.6 million before fees of approximately $111,000.

Preferred Series A ATM Program

Prior to January 29, 2024, the Company had an at-the-market offering program for its Series A ATM Program pursuant to which it could offer and sell through one or more sales agents up to $35.0 million in shares of its Series A Preferred Stock at prices prevailing at the time, subject to volume and other regulatory limitations. During the years ended December 31, 2025 and December 31, 2024, the Company did not issue and sell any shares of Series A Preferred Stock pursuant to the Preferred Series A ATM Program. The Company terminated the Preferred Series A ATM Program effective as of January 29, 2024.

Common Stock Repurchase Program

In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the years ended December 31, 2025 and December 31, 2024, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the year ended December 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. During the year ended December 31, 2024, the Company repurchased 395,897 shares of its Series B Preferred Stock, at a weighted average purchase price per share of $23.77 and paid aggregate brokerage commissions of approximately $11,900 on such repurchases. The difference between the consideration transferred and the carrying value of the preferred stock repurchased resulted in a gain attributable to common stockholders of $78,000 for the year ended December 31, 2024. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Equity Incentive Plan

During 2013, the board of directors approved and the Company adopted the Cherry Hill Mortgage Investment Corporation 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan, which expired by its terms in October 2023, provided for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights (“SARs”), performance units, incentive awards and other equity-based awards, including long term incentive plan units (the “LTIP-OP Units”) of the Operating Partnership.

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

If any options or stock appreciation rights terminate, expire or are cancelled, forfeited, exchanged or surrendered without having been exercised or are paid in cash without delivery of common stock or if any stock awards, performance units or other equity-based awards (including LTIP-OP Units) are forfeited, the shares of common stock subject to such awards will again be available for purposes of the 2023 Plan. Shares of common stock tendered or withheld to satisfy the exercise price or for tax withholding are not available for future grants under the 2023 Plan. The Company has elected to account for forfeitures as they occur.

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

Equity Incentive Plan Information

	LTIP-OP Units				Shares of Common Stock				Restricted Stock Units
	Issued		Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2022	(459,897)		5,832	44,795	(178,421)		3,155	-	-		-	-	-	915,464
Number of securities issued or to be issued upon exercise	(92,200)	(C)	-	-	(41,835)		-	-	-		-	-	-	(134,035)	$5.74
Increase in the number of securities available for issuance	-		-	-	-		-	-	-		-	-	-	2,006,736
December 31, 2023	(552,097)		5,832	44,795	(220,256)		3,155	-	-		-	-	-	2,788,165
Number of securities issued or to be issued upon exercise	(111,395)	(D)	-	-	(63,416)		-	3,229	(181,942)	(E)	-	-	-	(356,753)	$3.73
Number of securities redeemed	-		2,660	-	-		-	-	-		-	-	-	2,660
December 31, 2024	(663,492)		8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-		-	20,242	(80,283)		-	21,391	-		-	60,041	-	-
Number of securities issued or to be issued upon exercise	-		-	-	(146,520)	(F)	-	-	-		-	-	-	(146,520)	$2.73
Number of securities forfeited	-		14,500	-	-		-	-	-		-	-	-	14,500
Number of securities redeemed	-		34,697	-	-		-	-	-		-	-	-	34,697	$2.95
December 31, 2025	(663,492)		57,689	65,037	(510,475)		3,155	24,620	(181,942)		-	60,041	-	2,336,749

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

(C)	Subject to forfeiture in certain circumstances prior to January 10, 2026.
(D)	Subject to forfeiture in certain circumstances prior to January 16, 2027.
(E)	Subject to forfeiture in certain circumstances prior to May 30, 2027.
(F)	Subject to forfeiture in certain circumstances prior to June 30, 2026.

The Company recognized share-based compensation expense of approximately $0.8 million during the years ended December 31, 2025 and December 31, 2024. There was approximately $0.6 million of total unrecognized share-based compensation expense as of December 31, 2025, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to two years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of December 31, 2025, the non-controlling interest holders in the Operating Partnership owned 565,147 LTIP-OP Units, or approximately 1.6% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$6,942	$12,210	$(35,455)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(114)	(240)	661
Dividends on preferred stock	(9,829)	(9,969)	(9,853)
Gain on repurchase and retirement of preferred stock	-	78	-
Net income allocated to participating securities	-	(25)	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$(3,001)	$2,054	$(44,647)
Effect of dilutive securities:
Add back net income allocated to participating securities	-	25	-
Numerator for diluted EPS - net income (loss) applicable to common stockholders after assumed conversion (C)	$(3,001)	$2,079	$(44,647)
Denominator:
Denominator for basic EPS - weighted average common shares (B)	34,422,750	30,438,081	26,262,407
Effect of dilutive securities:
Participating restricted common stock	-	2,268	31,496
Non-participating restricted stock units	-	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	34,422,750	30,440,349	26,293,903
Basic and Diluted EPS:
Basic (A/B)	$(0.09)	$0.07	$(1.70)
Diluted (C/D)	$(0.09)	$0.07	$(1.70)

The computations of diluted EPS for the year ended December 31, 2025 excludes 268,421 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

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

The amounts included in “Management fee to affiliate” on the consolidated statements of income (loss) consisted of the following for the periods indicated (dollars in thousands):

Management Fees and Compensation Reimbursement to Manager

	Year Ended December 31,
	2025	2024	2023
Management fees	$-	$5,514	$6,250
Compensation reimbursement	-	523	580
Total	$-	$6,037	$6,830

Note 8 — Derivative Instruments

Interest Rate Swap Agreements, Swaptions, Eris SOFR swap futures, TBAs and U.S. Treasury Futures

In order to help mitigate exposure to higher short-term interest rates in connection with borrowings under its repurchase agreements, the Company enters into interest rate swap agreements, Eris SOFR swap futures and swaption agreements. Interest rate swap agreements establish an economic fixed rate on related borrowings because the variable-rate payments received on the interest rate swap agreements largely offset interest accruing on the related borrowings, leaving the fixed-rate payments to be paid on the interest rate swap agreements as the Company’s effective borrowing rate, subject to certain adjustments including changes in spreads between variable rates on the interest rate swap agreements and actual borrowing rates. A swaption is an option granting its owner the right but not the obligation to enter into an underlying swap. Eris SOFR swap futures are exchange-traded contracts that mirror the economics of an interest rate swap, where one party pays a fixed rate and the other pays a floating rate based on the SOFR. Eris SOFR swap futures are marked-to-market daily, with prices published by the CME Group. The Company’s interest rate swap agreements, Eris SOFR swap futures, TBAs and swaptions have not been designated as qualifying hedging instruments for GAAP purposes.

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

For discussion on the fair value measurements of the derivative instruments, see Note 9.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	December 31, 2025	December 31, 2024
Notional amount of interest rate swaps	$828,700	$1,171,750
Notional amount of TBAs, net	(409,475)	(435,575)
Notional amount of U.S. treasury futures	19,500	73,100
Notional amount of Eris SOFR swap futures	(16,800)	-
Total notional amount	$421,925	$809,275

Cash flow activity related to derivative instruments is reflected within the operating activities, investing activities and financing activities sections of the consolidated statements of cash flows. Realized gains and losses are reflected within the realized gain (loss) on derivatives, net line item and derivative fair value adjustments are reflected within the unrealized (gain) loss on derivatives, net line item within the operating activities section of the consolidated statements of cash flows. The remaining cash flow activity related to derivative instruments is reflected within the proceeds from (payments for) settlement of derivatives line item of the investing activities section and the proceeds from derivative financing line item within the financing activities section of the consolidated statements of cash flows.

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount(A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
December 31, 2025	$828,700	$12,154	1.76%	3.95%	3.1
December 31, 2024	$1,171,750	$13,375	1.84%	4.64%	3.1

(A)
Includes $712.7 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.2 years and 2.5 years, respectively, as of December 31, 2025. Includes $907.8 million notional of receive SOFR and pay fixed of 1.1% and $264.0 million notional of receive fixed of 4.5% and pay SOFR with weighted average maturities of 3.6 years and 1.6 years, respectively, as of December 31, 2024.

The following table presents information about the Company’s Eris SOFR swap futures as of the dates indicated (dollars in thousands):

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
7 years	$-	$(16,800)	$36
Total	$-	$(16,800)	$36

The Company did not have any Eris SOFR swap futures at December 31, 2024.

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of December 31, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$193,125	$193,318	$193,942	$624
Sale contracts	(602,600)	(600,954)	(602,654)	(1,700)
Net TBA derivatives	$(409,475)	$(407,636)	$(408,712)	$(1,076)

As of December 31, 2024

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$234,625	$238,096	$237,021	$(1,074)
Sale contracts	(670,200)	(647,844)	(636,337)	11,508
Net TBA derivatives	$(435,575)	$(409,748)	$(399,316)	$10,434

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of December 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$171,200	$-	$(655)
10 years (A)	-	(151,700)	2,023
Total	$171,200	$(151,700)	$1,368

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
2 years	$108,600	$-	$(78)
5 years	169,500	-	(1,226)
10 years (A)	-	(205,000)	3,641
Total	$278,100	$(205,000)	$2,337

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at December 31, 2025. The following table present information about the Company’s U.S. Treasury future options as of the dates indicated (dollars in thousands):

As of December 31, 2024

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
10 years	$60,000	$(60,000)	$33
Total	$60,000	$(60,000)	$33

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Year Ended December 31,
Derivatives	2025	2024	2023
Interest rate swaps (A)	$(1,160)	$4,325	$(4,896)
TBAs	(9,825)	(11,615)	13,059
U.S. Treasury futures	(2,238)	(4,953)	(8,992)
U.S. Treasury futures options	(43)	(56)	(337)
Eris SOFR swap futures	68	-	-
Total	$(13,198)	$(12,299)	$(1,166)

(A)	Excludes interest rate swap periodic interest income of $20.2 million, $33.6 million and $35.0 million, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

The following table presents information about unrealized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Year Ended December 31,
Derivatives	2025	2024	2023
Interest rate swaps	$(27,291)	$(16,811)	$(24,186)
TBAs	(11,510)	22,600	(16,382)
U.S. Treasury futures	(968)	3,988	(2,269)
U.S. Treasury futures options	(33)	32	(234)
Eris SOFR swap futures	35	-	-
Total	$(39,767)	$9,809	$(43,071)

Offsetting Assets and Liabilities

The Company has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association and the SIFMA. Under GAAP, if the Company has a valid right of offset, it may offset the related asset and liability and report the net amount. The Company presents interest rate swaps assets and liabilities on a gross basis in its consolidated balance sheets, net of variation margin. The Company presents TBA, Eris SOFR swap futures and U.S. Treasury futures assets and liabilities on a net basis in its consolidated balance sheets. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. However, repurchase agreements are presented on a gross basis. Additionally, the Company does not offset financial assets and liabilities with the associated cash collateral on the consolidated balance sheets.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of December 31, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$47,642	$(34,289)	$13,353	$(1,199)	$-	$12,154
TBAs	650	(650)	-	-	-	-
U.S. treasury futures	1,368	-	1,368	-	(1,368)	-
Eris SOFR swap futures	36	-	36	-	-	36
Total Assets	$49,696	$(34,939)	$14,757	$(1,199)	$(1,368)	$12,190

Liabilities
Repurchase agreements	$(1,137,200)	$-	$(1,137,200)	$1,137,200	$-	$-
Interest rate swaps	(1,199)	-	(1,199)	1,199	-	-
TBAs	(1,726)	650	(1,076)	-	312	(764)
Total Liabilities	$(1,140,125)	$650	$(1,139,475)	$1,138,399	$312	$(764)

As of December 31, 2024

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$17,244	$-	$17,244	$(17,244)	$-	$-
TBAs	11,508	(1,074)	10,434	(1,125)	(9,309)	-
U.S. Treasury futures	3,641	(1,304)	2,337	(6,683)	4,346	-
U.S. Treasury futures options	33	-	33	(33)	-	-
Total Assets	$32,426	$(2,378)	$30,048	$(25,085)	$(4,963)	$-

Liabilities
Repurchase agreements	$(1,077,257)	$-	$(1,077,257)	$1,057,157	$20,100	$-
Interest rate swaps	(3,869)	-	(3,869)	3,869	-	-
TBAs	(1,074)	1,074	-	-	-	-
U.S. Treasury futures	(1,304)	1,304	-	-	-	-
Total Liabilities	$(1,083,504)	$2,378	$(1,081,126)	$1,061,026	$20,100	$-

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at December 31, 2025 and December 31, 2024.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at December 31, 2025 and December 31, 2024.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs, Eris SOFR swap futures and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at December 31, 2025 and December 31, 2024. The fair value of Eris SOFR swap futures is determined using quoted settlement prices published by the Eris Secured Overnight Financing Rate, which reflect observable market data. The Company has classified the characteristics used to determine the fair value of Eris SOFR swap futures as Level 2 fair value assets and liabilities at December 31, 2025 and December 31, 2024. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at December 31, 2025 and December 31, 2024.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

As of December 31, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$531,828	$-	$531,828
Freddie Mac	-	682,023	-	682,023
RMBS total	-	1,213,851	-	1,213,851
Derivative assets
Interest rate swaps	-	13,353	-	13,353
U.S. treasury futures	1,368	-	-	1,368
Eris SOFR swap futures	-	36	-	36
Derivative assets total	1,368	13,389	-	14,757
Servicing related assets	-	-	214,831	214,831
Total Assets	$1,368	$1,227,240	$214,831	$1,443,439
Liabilities
Derivative liabilities
Interest rate swaps	-	1,199	-	1,199
TBAs, net	-	1,076	-	1,076
Derivative liabilities total	-	2,275	-	2,275
Total Liabilities	$-	$2,275	$-	$2,275

As of December 31, 2024

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$425,599	$-	$425,599
Freddie Mac	-	696,821	-	696,821
RMBS total	-	1,122,420	-	1,122,420
Derivative assets
Interest rate swaps	-	17,244	-	17,244
TBAs, net	-	10,434	-	10,434
U.S. treasury futures	2,337	-	-	2,337
U.S. treasury futures options	33	-	-	33
Derivative assets total	2,370	27,678	-	30,048
Servicing related assets	-	-	233,658	233,658
Total Assets	$2,370	$1,150,098	$233,658	$1,386,126
Liabilities
Derivative liabilities
Interest rate swaps	-	3,869	-	3,869
Derivative liabilities total	-	3,869	-	3,869
Total Liabilities	$-	$3,869	$-	$3,869

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of December 31, 2025 and December 31, 2024, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of December 31, 2025 and December 31, 2024 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Level 3 Fair Value Measurements

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$233,658	$253,629	$279,739
Purchases, sales and other changes:
Purchases	-	-	5
Sales (A)	-	(12,804)	-
Other changes (B)	(2)	(7)	(178)
Purchases and sales:	(2)	(12,811)	(173)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	(4,590)	8,718	(8,576)
Other changes in fair value (C)	(14,235)	(15,878)	(17,361)
Unrealized gain (loss) included in Net Income	(18,825)	(7,160)	(25,937)
Balance at end of period	$214,831	$233,658	$253,629

(A)	During the year ended December 31, 2024, the Company sold a portion of its MSRs to a third party for proceeds of $13.3 million and recognized a gain of $0.5 million on the sale.
(B)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(C)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of December 31, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$214,831	Discounted cash flow	Constant prepayment speed	4.0% - 13.3%	6.5%
			Discount rate		9.2%
			Annual cost to service, per loan		$87
TOTAL	$214,831

As of December 31, 2024

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$233,658	Discounted cash flow	Constant prepayment speed	3.8% - 13.5%	6.3%
			Discount rate		9.6%
			Annual cost to service, per loan		$88
TOTAL	$233,658

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

Note 10 — Commitments and Contingencies

The commitments and contingencies of the Company as of December 31, 2025 and December 31, 2024 are described below.

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

Commitments to Purchase/Sell RMBS

As of December 31, 2025 and December 31, 2024, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of December 31, 2025.

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

Operating Lease

The Company’s operating lease is comprised of a corporate office lease with a remaining term of approximately eight months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the years ended December 31, 2025 and December 31, 2024 was approximately $75 thousand and $34 thousand, respectively. Cash used for the operating lease during the years ended December 31, 2025 and December 31, 2024 was approximately $75 thousand and $34 thousand, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2026	$41
2027	-
Remaining undiscounted lease payments	41
Less: imputed interest	1
Remaining discounted lease payments	$40

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	December 31, 2025	December 31, 2024
ROU Assets	Receivables and other assets	$40	$109
Lease Liabilities	Accrued expenses and other liabilities	$(40)	$(109)
Weighted average remaining lease term in years		0.6	1.6
Weighted average discount rate (A)		8.18%	8.18%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 11 — Repurchase Agreements

The Company had outstanding approximately $1,137.2 million and $1,077.3 million of borrowings under its repurchase agreements as of December 31, 2025 and December 31, 2024, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 16 days and 18 days as of December 31, 2025 and December 31, 2024, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of December 31, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,137,200	3.99%
Total/Weighted Average	$1,137,200	3.99%

As of December 31, 2024

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,005,685	4.75%
One to three months	71,572	4.72%
Total/Weighted Average	$1,077,257	4.75%

Note 12 — Notes Payable

As of December 31, 2025, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $100.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 7.1% At December 31, 2025 and December 31, 2024, approximately $55.5 million and $56.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. Aurora and QRS III are parties to a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 7.0%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At December 31, 2025 and December 31, 2024, approximately $90.8 million and $95.6 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Long-Term Borrowings Repayment Characteristics

As of December 31, 2025

	2026	2027	2028	2029	2030	2031	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$-	$-	$55,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	548	6,806	7,239	76,157	-	90,750
Total	$55,500	$548	$6,806	$7,239	$76,157	$-	$146,250

As of December 31, 2024

	2025	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$56,500	$-	$-	$-	$-	$-	$56,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	555	6,915	7,408	80,722	-	-	95,600
Total	$57,055	$6,915	$7,408	$80,722	$-	$-	$152,100

Note 13 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of December 31, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	December 31, 2025	December 31, 2024
Servicing advances	$13,417	$13,797
Interest receivable	6,082	5,785
Deferred tax asset	8,723	10,921
Other receivables (A)	6,426	3,787
Total other assets	$34,648	$34,290

(A)
Includes a promissory note receivable with a principal amount of $3.2 million and $0, as of December 31, 2025 and December 31, 2024, respectively. The note bears interest at a fixed rate of 8.0% per annum, as well as an additional percentage of distributable cash, with interest payments due quarterly and the principal due at maturity on May 22, 2030. The note is classified as held-for-investment and measured at amortized cost. The Company evaluates credit quality of the note on a regular basis and has determined that no allowance for credit losses is necessary as of the reporting date. The note receivable is classified as a “Level 3” fair value item due to the Company’s reliance on unobservable inputs to estimate its fair value. The Company has concluded that the fair value of the note approximates its carrying value because the note is newly issued, and there have been no significant changes in credit or market conditions since issuance.

Note 14 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of December 31, 2025 and December 31, 2024 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	December 31, 2025	December 31, 2024
Accrued interest on repurchase agreements	$3,526	$4,101
Accrued interest on notes payable	1,489	1,701
Accrued expenses	2,097	3,079
Due to counterparties (A)	4,327	9,309
Total accrued expenses and other liabilities	$11,439	$18,190

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Deferred federal income tax expense	$1,940	$3,623	$280
Deferred state income tax expense	257	479	243
Provision for Corporate Business Taxes	$2,197	$4,102	$523

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
Computed income tax expense (benefit) at federal rate	$1,919	21.0%	$3,425	21.0%	$(7,336)	21.0%
State and local income taxes, net of federal income tax effect (B)	197	2.2%	374	2.3%	229	(0.7)%
Nontaxable or nondeductible items
REIT income not subject to tax expense (benefit)	80	0.9%	302	1.9%	7,630	(21.8)%
Other	1	-%	1	-%	-	-%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$2,197	24.1%	$4,102	25.2%	$523	(1.5)%

(A)	The provision for income taxes is recorded at the TRS level.
(B)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland and New York for 2025, 2024 and 2023, respectively.

The amount of cash taxes paid by the Company for the year ended December 31, 2025 was $49 thousand and was primarily comprised of state related income taxes.

The Company’s consolidated balance sheets contain the following income taxes recoverable and deferred tax assets, which are recorded at the TRS level (dollars in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(11,580)	$(6,907)
Deferred tax - net operating loss	20,303	17,828
Total net deferred tax assets	$8,723	$10,921

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $87.7 million as of December 31, 2025, which were created subsequent to 2017 and can be carried forward indefinitely. As of December 31, 2025, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2024, 2023, and 2022 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Common Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2025		2024		2023
Dividends per share	$0.55	(A)	$0.60	(B)	$0.84	(C)
Ordinary income	25%		50%		95%
Long-term capital gain	-%		-%		-%
Return of capital	75%		50%		5%

(A)	The entire $0.10 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026
(B)	The entire $0.15 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(C)	The entire $0.15 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024

Series A Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2025		2024		2023
Dividends per share	$2.05	(A)	$2.05	(B)	$2.05	(C)
Ordinary income	100%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		-%

(A)	The entire $0.51 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026
(B)	The entire $0.51 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(C)	The entire $0.51 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024

Series B Preferred Stock distributions for the years indicated below were taxable as follows:

	Year Ended December 31,
	2025		2024		2023
Dividends per share	$2.60	(A)	$2.46	(B)	$2.06	(C)
Ordinary income	100%		100%		100%
Long-term capital gain	-%		-%		-%
Return of capital	-%		-%		-%

(A)	The entire $0.63 per share dividend declared in December 2025 and paid in January 2026 is treated as received by stockholders in 2026
(B)	The entire $0.67 per share dividend declared in December 2024 and paid in January 2025 is treated as received by stockholders in 2025
(C)	The entire $0.52 per share dividend declared in December 2023 and paid in January 2024 is treated as received by stockholders in 2024

Note 16 — Subsequent Events

Events subsequent to December 31, 2025, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Ernst & Young LLP, an independent registered public accounting firm, has audited the financial statements included in this Annual Report on Form 10-K and issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2025, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Cherry Hill Mortgage Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Cherry Hill Mortgage Investment Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cherry Hill Mortgage Investment Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 5, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY

March 5, 2026

Item 9B.	Other Information

Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. On September 10, 2025, Sharon Cook, a director of the Company, adopted a written plan for the sale of up to 19,369 shares of our common stock. The plan commenced on September 10, 2025 and is scheduled to expire on September 10, 2026 or on any earlier date on which all of the share have been sold. This plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Company’s Definitive Proxy Statement on Schedule 14A relating to its 2025 annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2025.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

The information required by Item 201(d) of Regulation S-K is included in Item 5 of Part II of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

Exhibit Number	Description
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

10.17+	Offer Letter to Jeffrey B. Lown II, dated November 14, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.19+	Offer Letter to Julian B. Evans, dated November 14, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2024).

10.20+	Offer Letter to Apeksha Patel, dated May 27, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2025).

10.21+	Offer Letter to Susan Healey, dated June 23, 2025 (incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 29, 2025).

10.22
At Market Issuance Sale Agreement, dated August 31, 2018, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2018).

Exhibit Number	Description
10.23
Amendment No. 1 to At Market Issuance Sale Agreement, dated August 25, 2021, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024).

10.24
Amendment No. 2 to At Market Issuance Sale Agreement, dated November 4, 2022, by and among Cherry Hill Mortgage Investment Corporation and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2022).

10.25
At Market Issuance Sales Agreement, dated August 9, 2024, by and among Cherry Hill Mortgage Investment Corporation and BTIG, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.26
Amendment No. 3 to At Market Issuance Sales Agreement, dated August 9, 2024, by and among Cherry Hill Mortgage Investment Corporation and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2024).

10.27+
Cherry Hill Mortgage Investment Corporation Executive Severance Plan, effective March 12, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025)

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

Cherry Hill Mortgage Investment Corporation

Date: March 5, 2026	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2026	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer and Director (Principal Executive Officer)

Date: March 5, 2026	By:	/s/ Apeksha Patel
Apeksha Patel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: March 5, 2026	By:	/s/ Joseph Murin
Joseph Murin
Director

Date: March 5, 2026	By:	/s/ Robert C. Mercer, Jr.
Robert C. Mercer, Jr.
Director

Date: March 5, 2026	By:	/s/ Sharon Lee Cook
Sharon Lee Cook
Director
Date: March 5, 2026	By:	/s/ Dale Hoffman
Dale Hoffman
Director