Form 10-Q
period 2026-03-31
Cherry Hill Mortgage Investment Corp
filed 2026-05-07
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of May 7, 2026, there were 36,739,538 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

The Company’s beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to it or are within its control. If any such change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in, or implied by, the Company’s forward-looking statements. Important factors, among others, that may cause the Company’s actual results, performance, liquidity or achievements to differ materially from those expressed or implied by the Company’s forward-looking statements include:

•
the factors discussed under “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1. Business” and “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	March 31, 2026	December 31, 2025
Assets
RMBS, at fair value (including pledged assets of $1,156,545 and $1,189,714, respectively)	$1,182,686	$1,213,851
Investments in Servicing Related Assets, at fair value (including pledged assets of $213,455 and $214,831, respectively)	213,455	214,831
Cash and cash equivalents	46,689	54,946
Restricted cash	33,405	7,523
Derivative assets	9,955	14,757
Receivables and other assets	32,098	34,648
Total Assets	$1,518,288	$1,540,556
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$1,121,670	$1,137,200
Derivative liabilities	2,761	2,275
Notes payable	143,294	145,191
Dividends payable	5,894	5,919
Accrued expenses and other liabilities	14,083	11,439
Total Liabilities	$1,287,702	$1,302,024
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of March 31, 2026 and December 31, 2025, $69,541 liquidation preference as of March 31, 2026 and December 31, 2025	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of March 31, 2026 and December 31, 2025, $40,103 liquidation preference as of March 31, 2026 and December 31, 2025	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 36,739,538 shares issued and outstanding as of March 31, 2026 and 500,000,000 shares authorized and 36,739,538 shares issued and outstanding as of December 31, 2025	373	373
Additional paid-in capital	396,681	396,516
Accumulated Deficit	(276,034)	(270,381)
Accumulated other comprehensive income	1,262	3,669
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$228,146	$236,041
Non-controlling interests in Operating Partnership	2,440	2,491
Total Stockholders’ Equity	$230,586	$238,532
Total Liabilities and Stockholders’ Equity	$1,518,288	$1,540,556

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended March 31,
	2026	2025
Income
Interest income	$15,850	$14,801
Interest expense	11,394	12,635
Net interest income	4,456	2,166
Servicing fee income	10,219	10,973
Servicing costs	2,289	2,545
Net servicing income	7,930	8,428
Other income (loss)
Realized loss on RMBS, net	-	(3,992)
Realized gain (loss) on derivatives, net	(70)	4,634
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(12,436)	14,780
Unrealized gain (loss) on derivatives, net	6,121	(22,741)
Unrealized loss on investments in Servicing Related Assets	(1,361)	(6,325)
Total Income (Loss)	4,640	(3,050)
Expenses
General and administrative expense	1,693	2,059
Compensation and benefits	1,579	1,710
Total Expenses	3,272	3,769
Income (Loss) Before Income Taxes	1,368	(6,819)
Provision for corporate business taxes	939	173
Net Income (Loss)	429	(6,992)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(6)	133
Dividends on preferred stock	(2,391)	(2,454)
Net Loss Applicable to Common Stockholders	$(1,968)	$(9,313)
Net Loss Per Share of Common Stock
Basic	$(0.05)	$(0.29)
Diluted	$(0.05)	$(0.29)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	36,593,018	31,690,657
Diluted	36,593,018	31,690,657

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$429	$(6,992)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(2,442)	6,850
Net other comprehensive income (loss)	(2,442)	6,850
Comprehensive loss	$(2,013)	$(142)
Comprehensive loss attributable to noncontrolling interests in Operating Partnership	29	3
Dividends on preferred stock	(2,391)	(2,454)
Comprehensive loss attributable to common stockholders	$(4,375)	$(2,593)

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non- Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	1,005,846	10	-	-	3,606	-	-	-	3,616
Net Loss	-	-	-	-	-	-	(6,859)	(133)	(6,992)
Other Comprehensive Income (Loss)	-	-	-	-	-	6,850	-	(85)	6,765
LTIP-OP Unit awards	-	-	-	-	-	-	-	84	84
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,919)	-	(4,919)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6372 per share	-	-	-	-	-	-	(1,022)	-	(1,022)
Balance, March 31, 2025	32,630,919	$332	4,385,738	$105,864	$384,675	$(420)	$(263,875)	$3,056	$229,632

Balance, December 31, 2025	36,739,538	$373	4,385,738	$105,864	$396,516	$3,669	$(270,381)	$2,491	$238,532
Issuance of common stock	-	-	-	-	165	-	-	-	165
Net Income	-	-	-	-	-	-	423	6	429
Other Comprehensive Loss	-	-	-	-	-	(2,407)	-	(35)	(2,442)
LTIP-OP Unit awards	-	-	-	-	-	-	-	31	31
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(53)	(53)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,685)	-	(3,685)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5978 per share	-	-	-	-	-	-	(959)	-	(959)
Balance, March 31, 2026	36,739,538	$373	4,385,738	$105,864	$396,681	$1,262	$(276,034)	$2,440	$230,586

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$429	$(6,992)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on RMBS, net	-	3,992
Unrealized loss on investments in Servicing Related Assets	1,361	6,325
Realized (gain) loss on derivatives, net	70	(4,634)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	12,436	(14,780)
Unrealized (gain) loss on derivatives, net	(6,121)	22,741
Accretion of premiums on RMBS	(891)	(767)
Amortization of deferred financing costs	104	78
LTIP-OP Unit awards	31	84
Changes in operating assets and liabilities:
Decrease in receivables and other assets	2,550	2,467
Increase (decrease) in accrued expenses and other liabilities	2,644	(7,832)
Net cash provided by operating activities	$12,613	$682
Cash Flows From Investing Activities
Purchase of RMBS	(15,047)	(50,472)
Principal paydown of RMBS	32,223	22,187
Proceeds from sale of RMBS	-	49,585
Acquisition of MSRs	15	-
Proceeds from (payments for) settlement of derivatives	11,340	(1,837)
Net cash provided by investing activities	$28,531	$19,463
Cash Flows From Financing Activities
Borrowings under repurchase agreements	3,098,122	2,668,245
Repayments of repurchase agreements	(3,113,652)	(2,695,635)
Payments for derivative financing	-	(8,497)
Principal paydown of bank loans	(2,000)	(2,000)
Dividends paid	(6,101)	(7,247)
LTIP-OP Units distributions paid	(53)	(90)
Issuance of common stock, net of offering costs	165	3,616
Net cash used in financing activities	$(23,519)	$(41,608)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$17,625	$(21,463)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	62,469	70,759
Cash, Cash Equivalents and Restricted Cash, End of Period	$80,094	$49,296

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$46,689	$47,291
Restricted cash	33,405	2,005
Total cash and cash equivalents and restricted cash	$80,094	$49,296

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$14,095	$8,086
Cash paid during the period for income taxes	2	2
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$5,894	$7,137

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2026
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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of March 31, 2026 the Company owned 98.5% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investments in RMBS

Classification – The Company reports all of its investments in RMBS at fair value on its consolidated balance sheets. Pursuant to Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities, the Company may designate a security as held-to-maturity, available-for-sale or trading, at the time of purchase, depending on the Company’s ability and intent to hold the security to maturity. Alternatively, the Company may elect the fair value option of accounting for securities pursuant to ASC 825, Financial Instruments. Prior to January 1, 2023, the Company designated its RMBS as available-for sale. On January 1, 2023, the Company elected the fair value option of accounting for all RMBS acquired after such date. Unrealized gains and losses on securities classified as available-for sale are reported in “Other comprehensive income (loss)” within the consolidated statements of comprehensive income (loss), whereas unrealized gains and losses on securities for which the Company elected the fair value option are reported in “Unrealized gain (loss) on RMBS, measured at fair value through earnings, net” within the consolidated statements of income (loss).

Fair value is determined under the guidance of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Management’s judgment is used to arrive at the fair value of the Company’s RMBS investments, taking into account prices obtained from third-party pricing providers and other applicable market data. The third-party pricing providers use pricing models that generally incorporate such factors as coupons, primary and secondary mortgage rates, rate reset periods, issuer, prepayment speeds, credit enhancements and expected life of the security. The Company’s application of ASC 820 guidance is discussed in further detail in Note 8.

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the three-month period ended March 31, 2026 and the year ended December 31, 2025, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.9 million and $5.0 million at March 31, 2026 and December 31, 2025, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 12.

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

Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). Changes in the fair value of MSRs are reported on the consolidated statements of income (loss). Fluctuations in the fair value of MSRs are recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs in accordance with ASC 820, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. The Company’s application of ASC 820 guidance is discussed in further detail in Note 8.

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs, but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of March 31, 2026 and December 31, 2025. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at March 31, 2026 and December 31, 2025. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 12.

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

Classification – All derivatives, including TBAs, are recognized as either assets or liabilities on the consolidated balance sheets and measured at fair value. The fair value of TBA derivatives is determined using methods similar to those used to value Agency RMBS. Due to the nature of these instruments, they may be in a receivable/asset position or a payable/liability position at the end of an accounting period. Derivative amounts payable to, and receivable from, the same party under a contract may be offset as long as the following conditions are met: (i) each of the two parties owes the other determinable amounts; (ii) the reporting party has the right to offset the amount owed with the amount owed by the other party; (iii) the reporting party intends to offset; and (iv) the right to offset is enforceable by law. The Company reports derivative instruments at fair value, gross of cash paid or received pursuant to credit support agreements. For further discussion on offsetting assets and liabilities, see Note 7.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties which primarily consists of (i) as collateral against the Company’s derivatives (approximately $14.0 million and $4.7 million at March 31, 2026 and December 31, 2025, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $15.1 million and $2.9 million at March 31, 2026 and December 31, 2025, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At March 31, 2026 and December 31, 2025, approximately $35.7 million and $34.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability and is netted on a counterparty basis and classified within restricted cash or due to counterparty on the Company’s consolidated balance sheets.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Realized loss on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$(3,074)
Loss on RMBS measured at fair value through earnings	-	(918)
Realized loss on RMBS, net	$-	$(3,992)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Interim Reporting (Topic 270): Narrow-Scope Improvements - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for the Company on January 1, 2028, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The two reportable segments that the Company conducts its business through are investments in RMBS and investments in Servicing Related Assets, which are the primary revenue generating assets of the Company. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under the “All Other” category as a reconciling item to the Company’s consolidated financial statements. The activities within the “All Other” category consists of certain corporate level expenses including general and administrative expenses and compensation and benefits. The Company’s segments align with its primary business operations and how the CODM reviews its operating results. The primary measure of profitability used to evaluate segment performance and allocate resources is comprehensive income (loss). Analysis of the information presented in the tables below is presented to the CODM on a regular basis to assess segment profitability as well as to identify risks and opportunities to determine resource allocation.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2026
Interest income	$52	$15,798	$-	$15,850
Interest expense	597	10,797	-	11,394
Net interest income (expense)	(545)	5,001	-	4,456
Servicing fee income	10,219	-	-	10,219
Servicing costs	2,289	-	-	2,289
Net servicing income	7,930	-	-	7,930
Other expense (A)	(1,657)	(6,089)	-	(7,746)
Other operating expenses (B)	(834)	(697)	(1,741)	(3,272)
Provision for corporate business taxes	(939)	-	-	(939)
Net other comprehensive loss	-	(2,442)	-	(2,442)
Comprehensive income (loss)	$3,955	$(4,227)	$(1,741)	$(2,013)

Three Months Ended March 31, 2025
Interest income	$-	$14,801	$-	$14,801
Interest expense	764	11,871	-	12,635
Net interest income (expense)	(764)	2,930	-	2,166
Servicing fee income	10,973	-	-	10,973
Servicing costs	2,545	-	-	2,545
Net servicing income	8,428	-	-	8,428
Other expense (A)	(5,818)	(7,826)	-	(13,644)
Other operating expenses (B)	(834)	(787)	(2,148)	(3,769)
Provision for corporate business taxes	(173)	-	-	(173)
Net other comprehensive income	-	6,850	-	6,850
Comprehensive income (loss)	$839	$1,167	$(2,148)	$(142)

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses and compensation and benefits.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2026
Investments	$213,455	$1,182,686	$-	$1,396,141
Other assets	25,059	49,800	47,288	122,147
Total assets	238,514	1,232,486	47,288	1,518,288
Debt	143,294	1,121,670	-	1,264,964
Other liabilities	1,403	14,219	7,116	22,738
Total liabilities	144,697	1,135,889	7,116	1,287,702
Net Assets	$93,817	$96,597	$40,172	$230,586

December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

Note 4 — Investments in RMBS

At March 31, 2026 and December 31, 2025, the Company’s investments in RMBS consisted solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of March 31, 2026

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$108,465	$1,901	$(432)	$109,934	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	89,856	619	(779)	89,696	10	(B)	4.67%	4.75%	26
RMBS, measured at fair value through earnings
Fannie Mae	484,667	412,906	6,276	(1,391)	417,791	36	(B)	5.04%	5.13%	27
Freddie Mac	676,854	556,698	9,973	(1,406)	565,265	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,437,543	$1,167,925	$18,769	$(4,008)	$1,182,686	108		4.98%	5.08%	27

As of December 31, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of March 31, 2026

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,022	$198,321	$2,521	$(1,211)	$199,631	20	(B)	4.67%	4.79%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,161,521	969,604	16,248	(2,797)	983,055	88	(B)	5.04%	5.13%	27
Total/weighted average RMBS	$1,437,543	$1,167,925	$18,769	$(4,008)	$1,182,686	108		4.98%	5.08%	27

As of December 31, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,022	$203,150	$4,243	$(491)	$206,902	20	(B)	4.67%	4.79%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,146,521	981,062	26,084	(197)	1,006,949	87	(B)	5.05%	5.14%	28
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At March 31, 2026 and December 31, 2025, the Company pledged Agency RMBS with a carrying value of approximately $1,156.5 million and $1,189.7 million, respectively, as collateral for borrowings under repurchase agreements. At March 31, 2026 and December 31, 2025, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at March 31, 2026 and December 31, 2025, nor any impairment charges in earnings during the three-month periods ended March 31, 2026 and March 31, 2025.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of March 31, 2026

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$110,080	$78,118	$(1,050)	$77,068	7	(B)	4.15%	4.27%	26
Twelve or More Months	8,363	6,074	(161)	5,913	1	(B)	4.50%	4.50%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$118,443	$84,192	$(1,211)	$82,981	8		4.17%	4.28%	26

As of December 31, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Twelve or More Months	$64,386	$46,482	$(491)	$45,991	4	(B)	3.55%	3.75%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$64,386	$46,482	$(491)	$45,991	4		3.55%	3.75%	26

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the Company’s realized gains and losses from the sale of available-for-sale securities which are recorded within the realized loss on RMBS, net line item in the Company’s consolidated statements of income (loss) as of the dates indicated (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Proceeds from sales of available-for-sale securities	$-	$29,844
Amortized cost of available-for-sale securities sold	-	(32,918)
Total realized losses on sales, net	$-	$(3,074)

Gross realized gains, RMBS available-for-sale	$-	$-
Gross realized losses, RMBS available-for-sale	-	(3,074)
Realized loss on RMBS, available-for-sale, net	$-	$(3,074)

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $15.6 billion as of March 31, 2026.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of March 31, 2026

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$15,585,157	$213,455	3.49%	23.4	$(1,361)
MSR Total/Weighted Average	$15,585,157	$213,455	3.49%	23.4	$(1,361)

As of December 31, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$15,891,266	$214,831	3.49%	23.6	$(18,825)
MSR Total/Weighted Average	$15,891,266	$214,831	3.49%	23.6	$(18,825)

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of March 31, 2026

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three-month period ended March 31, 2026 and the year ended December 31, 2025. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

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

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program for its common stock (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $34.6 million was remaining as of March 31, 2026. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three-month period ended March 31, 2026, the Company did not issue or sell any shares pursuant to the Common Stock ATM Program. During the year ended December 31, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000.

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

Common Stock Repurchase Program

In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2026 and the year ended December 31, 2025, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2026 and the year ended December 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

On May 30, 2024, the Company granted certain eligible participants of the 2023 Plan other equity-based awards in the form of a total of 181,942 restricted stock units (“RSUs”) under the 2023 Plan. Each granted RSU represents the right to receive one share of common stock. Subject to the terms and conditions of an RSU award agreement and the 2023 Plan, each award of RSUs vests ratably over a three-year period beginning on the one-year anniversary of the grant date of the RSUs. To the extent the RSUs have not otherwise been forfeited or canceled prior to the applicable settlement date, each award recipient will be paid a cash payment for the dividends on the applicable settlement date equal to the number of shares of common stock delivered multiplied by the total amount of dividend payments made in relation to one share of common stock with respect to record dates occurring during the period between the grant date and the applicable settlement date. On May 30, 2025, 60,041 of these RSU units vested and were settled with a grant of 60,041 units of common stock to the participants. Of the 60,041 shares of common stock granted, 21,391 shares of common stock were withheld by the Company to satisfy tax withholding requirements on the grant.

On February 10, 2026, the Company granted an individual participant of the 2023 Plan other equity-based awards in the form of a total of 24,414 RSUs under the 2023 Plan. Each granted RSU represents the right to receive one share of common stock. Subject to the terms and conditions of an RSU award agreement and the 2023 Plan, the award of RSUs vests on the one-year anniversary of the grant date of the RSUs. To the extent the RSUs have not otherwise been forfeited or canceled prior to the settlement date, the award recipient will be paid a cash payment on the applicable settlement date equal to the number of shares of common stock delivered multiplied by the total amount of dividend payments made in relation to one share of common stock with respect to the record dates occurring during the period between the grant date and the applicable settlement date.

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

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock			Restricted Stock Units
	Issued	Forfeited/ Redeemed (A)	Converted	Issued	Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2024	(663,492)	8,492	44,795	(283,672)	3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-	-		-	-	-	-	$-
March 31, 2025	(663,492)	8,492	44,795	(283,672)	3,155	3,229	(181,942)		-	-	-	2,434,072

December 31, 2025	(663,492)	57,689	65,037	(510,475)	3,155	24,620	(181,942)		-	60,041	-	2,336,749
Number of securities issued or to be issued upon exercise	-	-	-	-	-	-	(24,414	) (C)	-	-	-	(24,414)	$2.56
March 31, 2026	(663,492)	57,689	65,037	(510,475)	3,155	24,620	(206,356)		-	60,041	-	2,312,335

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

(C)	Subject to forfeiture in certain circumstances prior to February 10, 2027.

The Company recognized share-based compensation expense of approximately $196,000 and $190,000 during the three-month periods ended March 31, 2026 and March 31, 2025, respectively. There was approximately $501,000 of total unrecognized share-based compensation expense as of March 31, 2026, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture and unvested RSUs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to two years. The aggregate expense related to the LTIP-OP Unit grants and the RSUs is presented within  “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of March 31, 2026, the non-controlling interest holders in the Operating Partnership owned 531,712 LTIP-OP Units, or approximately 1.5% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$429	$(6,992)
Net (income) loss allocated to noncontrolling interests in Operating Partnership	(6)	133
Dividends on preferred stock	(2,391)	(2,454)
Numerator for basic EPS - net loss applicable to common stockholders (A)	$(1,968)	$(9,313)
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-
Numerator for diluted EPS - net loss applicable to common stockholders after assumed conversion (C )	$(1,968)	$(9,313)
Denominator:
Denominator for basic EPS - weighted average common shares (B)	36,593,018	31,690,657
Effect of dilutive securities:
Participating restricted common stock	-	-
Non-participating restricted stock units	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	36,593,018	31,690,657
Basic and Diluted EPS:
Basic (A/B)	$(0.05)	$(0.29)
Diluted (C/D)	$(0.05)	$(0.29)

The computation of diluted EPS for the three-month period ended March 31, 2026 excludes 292,835 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

Note 7 — Derivative Instruments

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

For discussion on the fair value measurements of the derivative instruments, see Note 8.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	March 31, 2026	December 31, 2025
Notional amount of interest rate swaps	$833,700	$828,700
Notional amount of TBAs, net	(384,335)	(409,475)
Notional amount of U.S. treasury futures	6,000	19,500
Notional amount of Eris SOFR swap futures	(59,500)	(16,800)
Total notional amount	$395,865	$421,925

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

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
March 31, 2026	$833,700	$-	1.80%	3.78%	2.9
December 31, 2025	$828,700	$12,154	1.76%	3.95%	3.1

(A)	Includes $717.7 million notional of receive SOFR and pay fixed of 1.5% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.0 years and 2.3 years, respectively, as of March 31, 2026. Includes $712.7 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.2 years and 2.5 years, respectively, as of December 31, 2025.

The following table presents information about the Company’s Eris SOFR swap futures as of the dates indicated (dollars in thousands):

As of March 31, 2026

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$-	$(12,200)	$56
7 years	-	(47,300)	260
Total	$-	$(59,500)	$316

As of December 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
7 years	$-	$(16,800)	$36
Total	$-	$(16,800)	$36

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of March 31, 2026

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$211,825	$214,058	$213,084	$(973)
Sale contracts	(596,160)	(595,511)	(589,159)	6,353
Net TBA derivatives	$(384,335)	$(381,453)	$(376,075)	$5,380

As of December 31, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$193,125	$193,318	$193,942	$624
Sale contracts	(602,600)	(600,954)	(602,654)	(1,700)
Net TBA derivatives	$(409,475)	$(407,636)	$(408,712)	$(1,076)

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of March 31, 2026

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$111,400	$-	$(1,610)
10 years(A)	17,500	(122,900)	3,108
Total	$128,900	$(122,900)	$1,498

As of December 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$171,200	$-	$(655)
10 years(A)	-	(151,700)	2,023
Total	$171,200	$(151,700)	$1,368

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at March 31, 2026 and December 31, 2025.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
Derivatives	2026	2025
TBAs	$(3,016)	$(26)
U.S. Treasury futures	(794)	(1,845)
U.S. Treasury futures options	-	33
Eris SOFR swap futures	(69)	-
Total	$(3,879)	$(1,838)

(A)	Excludes interest rate swap periodic interest income of $3.8 million and $6.5 million, for the three-month periods ended March 31, 2026 and March 31, 2025, respectively.

The following table presents information about unrealized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended March 31,
Derivatives	2026	2025
Interest rate swaps	$(739)	$(13,642)
TBAs	6,456	(8,518)
U.S. Treasury futures	129	(548)
U.S. Treasury futures options	-	(33)
Eris SOFR swap futures	275	-
Total	$6,121	$(22,741)

Offsetting Assets and Liabilities

Certain of the Company’s repurchase agreements are governed by underlying agreements that provide for a right of setoff in the event of default by either party to the agreement. The Company presents repurchase agreements in this section even though they are not derivatives because they are subject to master netting arrangements. The Company also has netting arrangements in place with all of its derivative counterparties pursuant to standard documentation developed by the International Swaps and Derivatives Association and the SIFMA. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets.

Under U.S. GAAP, if the Company has a valid right of setoff, it may offset the related asset and liability and report the net amount. The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability.

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of March 31, 2026

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
TBAs	$6,515	$-	$6,515	$(1,135)	$(5,380)	$-
U.S. treasury futures	3,124	-	3,124	(1,626)	-	1,498
Eris SOFR swap futures	316	-	316	-	-	316
Total Assets	$9,955	$-	$9,955	$(2,761)	$(5,380)	$1,814

Liabilities
Repurchase agreements	$(1,121,670)	$-	$(1,121,670)	$1,121,670	$-	$-
TBAs	(1,135)	-	(1,135)	1,135	-	-
U.S. treasury futures	(1,626)	-	(1,626)	1,626	-	-
Total Liabilities	$(1,124,431)	$-	$(1,124,431)	$1,124,431	$-	$-

As of December 31, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$47,642	$(34,289)	$13,353	$(1,199)	$-	$12,154
TBAs	650	(650)	-	-	-	-
U.S. treasury futures	1,368	-	1,368	-	(1,368)	-
Eris SOFR swap futures	36	-	36	-	-	36
Total Assets	$49,696	$(34,939)	$14,757	$(1,199)	$(1,368)	$12,190

Liabilities
Repurchase agreements	$(1,137,200)	$-	$(1,137,200)	$1,137,200	$-	$-
Interest rate swaps	(1,199)	-	(1,199)	1,199	-	-
TBAs	(1,726)	650	(1,076)	-	312	(764)
Total Liabilities	$(1,140,125)	$650	$(1,139,475)	$1,138,399	$312	$(764)

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

Note 8 — Fair Value

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at March 31, 2026 and December 31, 2025.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at March 31, 2026 and December 31, 2025.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs, Eris SOFR swap futures and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at March 31, 2026 and December 31, 2025. The fair value of Eris SOFR swap futures is determined using quoted settlement prices published by the Eris Secured Overnight Financing Rate, which reflect observable market data. The Company has classified the characteristics used to determine the fair value of Eris SOFR swap futures as Level 2 fair value assets and liabilities at March 31, 2026 and December 31, 2025. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at March 31, 2026 and December 31, 2025.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

March 31, 2026

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$527,725	$-	$527,725
Freddie Mac	-	654,961	-	654,961
RMBS total	-	1,182,686	-	1,182,686
Derivative assets
TBAs	-	6,515	-	6,515
U.S. treasury futures	3,124	-		3,124
Eris SOFR swap futures	-	316		316
Derivative assets total	3,124	6,831	-	9,955
Servicing related assets	-	-	213,455	213,455
Total Assets	$3,124	$1,189,517	$213,455	$1,406,096
Liabilities
Derivative liabilities
TBAs	$-	$(1,135)	$-	$(1,135)
U.S. treasury futures	(1,626)	-	-	(1,626)
Derivative liabilities total	(1,626)	(1,135)	-	(2,761)
Total Liabilities	$(1,626)	$(1,135)	$-	$(2,761)

December 31, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$531,828	$-	$531,828
Freddie Mac	-	682,023	-	682,023
RMBS total	-	1,213,851	-	1,213,851
Derivative assets
Interest rate swaps	-	13,353	-	13,353
U.S. treasury futures	1,368	-		1,368
Eris SOFR swap futures	-	36	-	36
Derivative assets total	1,368	13,389	-	14,757
Servicing related assets	-	-	214,831	214,831
Total Assets	$1,368	$1,227,240	$214,831	$1,443,439
Liabilities
Derivative liabilities
Interest rate swaps	$-	$(1,199)	$-	$(1,199)
TBAs, net	-	(1,076)	-	(1,076)
Derivative liabilities total	-	(2,275)	-	(2,275)
Total Liabilities	$-	$(2,275)	$-	$(2,275)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of March 31, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of March 31, 2026 and December 31, 2025 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$214,831	$233,658
Purchases, sales, and other changes:
Purchases	-	-
Sales	-	-
Other changes (A)	(15)	-
Purchases and sales:	(15)	-
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	1,745	(3,249)
Other changes in fair value (B)	(3,106)	(3,076)
Unrealized gain (loss) included in Net Income	(1,361)	(6,325)
Balance at end of period	$213,455	$227,333
(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of March 31, 2026

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$213,455	Discounted cash flow	Constant prepayment speed	4.0% - 13.5%	6.4%
			Discount rate		9.3%
TOTAL	$213,455		Annual cost to service, per loan		$87

As of December 31, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$214,831	Discounted cash flow	Constant prepayment speed	4.0% -13.3%	6.5%
			Discount rate		9.2%
			Annual cost to service, per loan		$87
TOTAL	$214,831

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

Note 9 — Commitments and Contingencies

The commitments and contingencies of the Company as of March 31, 2026 and December 31, 2025 are described below.

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

Commitments to Purchase/Sell RMBS

As of March 31, 2026 and December 31, 2025, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date. See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of March 31, 2026 and December 31, 2025.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of March 31, 2026 and December 31, 2025.

Acknowledgment Agreements

In connection with the Fannie Mae MSR Financing Facility (as defined below in Note 11), entered into by Aurora and QRS III, those parties also entered into an acknowledgment agreement with Fannie Mae. Pursuant to that agreement, Fannie Mae consented to the pledge by Aurora and QRS III of their respective interests in MSRs for loans owned or securitized by Fannie Mae, and acknowledged the security interest of the lender in those MSRs. See Note 11—Notes Payable for a description of the Fannie Mae MSR Financing Facility and the financing facility it replaced.

In connection with the Freddie Mac MSR Revolver (as defined below in Note 11), Aurora, QRS V, and the lender, with a limited joinder by the Company, entered into an acknowledgement agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of the Freddie Mac MSRs securing the Freddie Mac MSR Revolver. Aurora and the lender also entered into a consent agreement with Freddie Mac pursuant to which Freddie Mac consented to the pledge of Aurora’s rights to reimbursement for advances on the underlying loans. See Note 11—Notes Payable for a description of the Freddie Mac MSR Revolver.

Operating Lease

The Company’s operating lease is comprised of corporate office lease with a remaining term of approximately five months. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for the three-month periods ended March 31, 2026 and March 31, 2025 was approximately $19,000 and $15,000, respectively. Cash used for the operating lease during the three-month periods ended March 31, 2026 and March 31, 2025 was approximately $19,000 and $15,000, respectively.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2026	$23
Remaining undiscounted lease payments	23
Less: imputed interest	1
Remaining discounted lease payments	$22

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	March 31, 2026	December 31, 2025
ROU Assets	Receivables and other assets	$22	$40
Lease Liabilities	Accrued expenses and other liabilities	$(22)	$(40)
Weighted average remaining lease term in years		0.4	0.6
Weighted average discount rate (A)		8.18%	0.08%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 10 — Repurchase Agreements

The Company had outstanding approximately $1,121.7 million and $1,137.2 million of borrowings under its repurchase agreements as of March 31, 2026 and December 31, 2025, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 23 days and 16 days as of March 31, 2026 and December 31, 2025. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of March 31, 2026

	Repurchase Agreements	Weighted Average Rate
Less than one month	$928,930	3.78%
One to three months	192,740	3.77%
Total/Weighted Average	$1,121,670	3.78%

As of December 31, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,137,200	3.99%
Total/Weighted Average	$1,137,200	3.99%

There were no overnight or demand securities as of March 31, 2026 or December 31, 2025.

Note 11 — Notes Payable

As of March 31, 2026, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $100.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 6.5%. At March 31, 2026 and December 31, 2025, approximately $55.0 million and $55.5 million respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. Aurora and QRS III are parties to a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 6.4%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2026 and December 31, 2025, approximately $89.3 million and $90.8 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of March 31, 2026

	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,000	$-	$-	$-	$-	$55,000
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	531	6,603	7,042	75,074	89,250
Total	$55,000	$531	$6,603	$7,042	$75,074	$144,250

As of December 31, 2025

	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	548	6,806	7,239	76,157	90,750
Total	$55,500	$548	$6,806	$7,239	$76,157	$146,250

Note 12 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of March 31, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	March 31, 2026	December 31, 2025
Servicing advances	$10,566	$13,417
Interest receivable	5,925	6,082
Deferred tax asset	7,786	8,723
Other receivables (A)	7,821	6,426
Total other assets	$32,098	$34,648

(A)
Includes a promissory note receivable with a principal amount of $3.2 million as of March 31, 2026 and December 31, 2025, respectively. The note bears interest at a fixed rate of 8.0% per annum, as well as an additional percentage of distributable cash, with interest payments due quarterly and the principal due at maturity on May 22, 2030. The note is classified as held-for-investment and measured at amortized cost. The Company evaluates credit quality of the note on a regular basis and has determined that no allowance for credit losses is necessary as of the reporting date. The note receivable is classified as a “Level 3” fair value item due to the Company’s reliance on unobservable inputs to estimate its fair value. The Company has concluded that the fair value of the note approximates its carrying value because the note is newly issued, and there have been no significant changes in credit or market conditions since issuance.

Note 13 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of March 31, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	March 31, 2026	December 31, 2025
Accrued interest on repurchase agreements	$2,672	$3,526
Accrued interest on notes payable	1,379	1,489
Accrued expenses	1,359	2,097
Due to counterparties (A)	8,673	4,327
Total accrued expenses and other liabilities	$14,083	$11,439

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

Note 14 — Income Taxes

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Deferred federal income tax expense	$830	$153
Deferred state income tax expense	109	20
Provision for Corporate Business Taxes	$939	$173

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Computed income tax expense (benefit) at federal rate	$287	21.0%	$(1,432)	21.0%
State and local income taxes, net of federal income tax effect (B)	86	6.3%	16	(0.2)%
Nontaxable or nondeductible items
REIT income not subject to tax expense (benefit)	566	41.4%	1,589	(23.3)%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$939	68.7%	$173	(2.5)%

(A)	The provision for income taxes is recorded at the TRS level.
(B)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland and New York for 2026 and 2025, respectively.

The amount of cash taxes paid by the Company for the three-month period ended March 31, 2026 was $2 thousand and was primarily comprised of state related income taxes.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	March 31, 2026	December 31, 2025
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(13,283)	$(11,580)
Deferred tax - net operating loss	21,069	20,303
Total net deferred tax assets	$7,786	$8,723

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $91.0 million as of March 31, 2026, which were created subsequent to 2017 and can be carried forward indefinitely. As of March 31, 2026, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2024, 2023 and 2022 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 15 — Subsequent Events

Events subsequent to March 31, 2026, not otherwise described herein, were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of March 31, 2026, we owned 98.5% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

Pursuant to the Company’s Common Stock ATM Program, the Company may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of March 31, 2026, approximately $34.6 million was remaining pursuant to the Common Stock ATM Program. During the three-month period ended March 31, 2026, the Company did not issue or sell any shares pursuant to the Common Stock ATM Program. During the year ended December 31, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000.

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

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of March 31, 2026, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2026 and the year ended December 31, 2025, the Company did not repurchase any common stock pursuant to the repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three-month period ended March 31, 2026 and the year ended December 31, 2025, the Company did not repurchase any Preferred Stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

Effects of Federal Reserve Policy on the Company

Since September 2025, the Federal Reserve has reduced its federal funds rate target by a cumulative 75 basis points to a range of 3.50% to 3.75% due to slowing job growth and increased unemployment. Even though inflation remains above its 2 percent target, the Federal Reserve has determined that in evaluating its dual mandate the downside risks to employment have risen.

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

Federal Reserve Chairman Jerome Powell’s current four-year term as Chair expires on May 15, 2026, although his term as a member of the Board of Governors extends through early 2028. President Donald Trump has nominated Kevin Warsh as Jerome Powell’s successor, but as of mid-April 2026, the Senate had yet to vote on Mr. Warsh’s confirmation. Any uncertainty surrounding the confirmation process may contribute to continued instability in financial markets. Additionally, future or perceived shifts in monetary policy priorities associated with a change in Federal Reserve leadership could increase interest rate volitivity and impact financial conditions.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End

Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
March 31, 2026	5.08%	1.63%	3.44%
December 31, 2025	5.08%	1.62%	3.46%
September 30, 2025	5.08%	1.31%	3.77%
June 30, 2025	5.08%	1.17%	3.91%

(A) Average Cost of Funds also includes the benefits of related swaps.

Changes in the Market Value of Our Assets

We hold our Servicing Related Assets as long-term investments. Our MSRs are carried at their fair value with changes in their fair value recorded in other income (loss) in our consolidated statements of income (loss). Those values may be affected by events or headlines that are outside of our control, such as events impacting the U.S. or global economy generally or the U.S. residential market specifically, and events or headlines impacting the parties with which we do business. See “Part I, Item 1A. Risk Factors – Risks Related to Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Investments in MSRs

We have elected the fair value option to record our investments in MSRs in order to provide users of our consolidated financial statements with better information regarding the effects of prepayment risk and other market factors on the MSRs. Under this election, we record a valuation adjustment on our investments in MSRs on a quarterly basis to recognize the changes in fair value of our MSRs in net income as described below. Although transactions in MSRs are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). The change in fair value of MSRs is recorded within “Unrealized gain (loss) on investments in Servicing Related Assets” on the consolidated statements of income (loss). Fair value is generally determined by discounting the expected future cash flows using discount rates that incorporate the market risks and liquidity premium specific to the MSRs and, therefore, may differ from their effective yields. In determining the valuation of MSRs, management uses internally developed pricing models that are based on certain unobservable market-based inputs. The Company classifies these valuations as Level 3 in the fair value hierarchy. For additional information on our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 8. Fair Value.”

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

We account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires the recording of deferred income taxes that reflect the net tax effect of temporary differences between the carrying amounts of our assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, including operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. For information on our assessment of the realizability of deferred tax assets, see “Item 1. Consolidated Financial Statements – Note 14. Income Taxes.” We assess our tax positions for all open tax years and determine if we have any material unrecognized liabilities in accordance with ASC 740. We record these liabilities to the extent we deem them more-likely-than-not to be incurred. We record interest and penalties related to income taxes within the provision for income taxes in the consolidated statements of income (loss). We have not incurred any interest or penalties.

Investments in Securities

Prior to fiscal year 2023, we designated all our investments in RMBS as available-for-sale pursuant to ASC 320, Investments – Debt and Equity Securities. Although we may hold most of our securities until maturity, we may, from time to time, sell any of our securities as part of our overall management of our asset portfolio. All assets classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. On January 1, 2023, we elected the fair value option of accounting pursuant to ASC 825, Financial Instruments, for all RMBS acquired after such date. Unrealized gains and losses on RMBS for which we elected the fair value option are reported in the consolidated statements of income (loss). Fair value of our investments in RMBS is determined based upon prices obtained from third-party pricing providers. Changes in underlying assumptions used in estimating fair value impact the carrying value of the investments in RMBS as well as their yield. For additional information on our assessment of credit-related impairment and our fair value methodology, see “Item 1. Consolidated Financial Statements – Note 4. Investments in RMBS and Note 8. Fair Value.”

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Income
Interest income	$15,850	$15,838	$14,801
Interest expense	11,394	12,628	12,635
Net interest income	4,456	3,210	2,166
Servicing fee income	10,219	10,629	10,973
Servicing costs	2,289	2,481	2,545
Net servicing income	7,930	8,148	8,428
Other income (loss)
Realized loss on RMBS, net	-	-	(3,992)
Realized gain (loss) on derivatives, net	(70)	(1,939)	4,634
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(12,436)	6,560	14,780
Unrealized gain (loss) on derivatives, net	6,121	(361)	(22,741)
Unrealized loss on investments in Servicing Related Assets	(1,361)	(3,857)	(6,325)
Total Income (Loss)	4,640	11,761	(3,050)
Expenses
General and administrative expense	1,693	1,544	2,059
Compensation and benefits	1,579	1,740	1,710
Total Expenses	3,272	3,284	3,769
Income (Loss) Before Income Taxes	1,368	8,477	(6,819)
Provision for corporate business taxes	939	619	173
Net Income (Loss)	429	7,858	(6,992)
Net loss (income) allocated to noncontrolling interests in Operating Partnership	(6)	(130)	133
Dividends on preferred stock	(2,391)	(2,436)	(2,454)
Net Income (Loss) Applicable to Common Stockholders	$(1,968)	$5,292	$(9,313)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended March 31, 2026
Interest income	$52	$15,798	$-	$15,850
Interest expense	597	10,797	-	11,394
Net interest income (expense)	(545)	5,001	-	4,456
Servicing fee income	10,219	-	-	10,219
Servicing costs	2,289	-	-	2,289
Net servicing income	7,930	-	-	7,930
Other expense (A)	(1,657)	(6,089)	-	(7,746)
Other operating expenses (B)	(834)	(697)	(1,741)	(3,272)
Provision for corporate business taxes	(939)	-	-	(939)
Net other comprehensive loss	-	(2,442)	-	(2,442)
Comprehensive income (loss)	$3,955	$(4,227)	$(1,741)	$(2,013)

Three Months Ended December 31, 2025
Interest income	$54	$15,784	$-	$15,838
Interest expense	422	12,206	-	12,628
Net interest income (expense)	(368)	3,578	-	3,210
Servicing fee income	10,629	-	-	10,629
Servicing costs	2,481	-	-	2,481
Net servicing income	8,148	-	-	8,148
Other income (expense) (A)	(3,931)	4,334	-	403
Other operating expenses (B)	(869)	(714)	(1,701)	(3,284)
Provision for corporate business taxes	(619)	-	-	(619)
Net other comprehensive income	-	1,173	-	1,173
Comprehensive income (loss)	$2,361	$8,371	$(1,701)	$9,031

Three Months Ended March 31, 2025
Interest income	$-	$14,801	$-	$14,801
Interest expense	764	11,871	-	12,635
Net interest income (expense)	(764)	2,930	-	2,166
Servicing fee income	10,973	-	-	10,973
Servicing costs	2,545	-	-	2,545
Net servicing income	8,428	-	-	8,428
Other expense (A)	(5,818)	(7,826)	-	(13,644)
Other operating expenses (B)	(834)	(787)	(2,148)	(3,769)
Provision for corporate business taxes	(173)	-	-	(173)
Net other comprehensive income	-	6,850	-	6,850
Comprehensive income (loss)	$839	$1,167	$(2,148)	$(142)

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives.
(B)	Included in other operating expenses are general and administrative expenses and compensation and benefits.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
March 31, 2026
Investments	$213,455	$1,182,686	$-	$1,396,141
Other assets	25,059	49,800	47,288	122,147
Total assets	238,514	1,232,486	47,288	1,518,288
Debt	143,294	1,121,670	-	1,264,964
Other liabilities	1,403	14,219	7,116	22,738
Total liabilities	144,697	1,135,889	7,116	1,287,702
Net Assets	$93,817	$96,597	$40,172	$230,586

December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

Interest Income

Interest income for the three-month period ended March 31, 2026 was $15.9 million as compared to $15.8 million for the three-month period ended December 31, 2025. The change in interest income was nominal.

Interest income for the three-month period ended March 31, 2026 was $15.9 million as compared to $14.8 million for the three-month period ended March 31, 2025. The increase of $1.1 million in interest income was due to purchases of new securities as well as replacing lower yielding securities with higher yielding securities.

Interest Expense

Interest expense for the three-month period ended March 31, 2026 was $11.4 million as compared to $12.6 million for the three-month period ended December 31, 2025. The decrease of $1.2 million in interest expense was due to a decrease in financing rates.

Interest expense for the three-month period ended March 31, 2026 was $11.4 million as compared to $12.6 million for the three-month period ended March 31, 2025. The decrease of $1.2 million in interest expense was due to a decrease in financing rates.

Servicing Fee Income

Servicing fee income for the three-month period ended March 31, 2026 was $10.2 million as compared to $10.6 million for the three-month period ended December 31, 2025. The decrease of $0.4 million in servicing fee income was due to changes in the size of the portfolio.

Servicing fee income for the three-month period ended March 31, 2026 was $10.2 million as compared to $11.0 million for the three-month period ended March 31, 2025. The decrease of $0.8 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended March 31, 2026 were $2.3 million as compared to $2.5 million for the three-month period ended December 31, 2025. The decrease of $0.2 million in servicing costs was due to changes in the size of the portfolio.

Servicing costs for the three-month period ended March 31, 2026 were $2.3 million as compared to $2.5 million for the three-month period ended March 31, 2025. The decrease of $0.2 million in servicing costs was due to changes in the size of the portfolio.

Realized Loss on RMBS, Net

Realized loss on RMBS for each of the three-month periods ended March 31, 2026 and December 31, 2025 was $0 because no RMBS securities were sold.

Realized loss on RMBS for the three-month period ended March 31, 2026 was $0 as compared to $4.0 million for the three-month period ended March 31, 2025. The decrease of $4.0 million in realized loss on RMBS was because no RMBS securities were sold during the three-month period ended March 31, 2026.

Realized Gain (Loss) on Derivatives, Net

Realized loss on derivatives for the three-month period ended March 31, 2026 was approximately $70 thousand as compared to $1.9 million for the three-month period ended December 31, 2025. The decrease of $1.8 million in realized loss on derivatives was substantially comprised of a decrease of $0.4 million in losses on TBAs and a decrease of $2.1 million in losses on U.S. Treasury futures offset by an increase in losses of $0.1 million on Eris SOFR swap futures and a decrease of $0.6 million in interest rate swaps periodic interest income due to changes in interest rates as well as the composition of derivatives.

Realized loss on derivatives for the three-month period ended March 31, 2026 was approximately $70 thousand as compared to a realized gain on derivatives of $4.6 million for the three-month period ended March 31, 2025. The decrease of $4.7 million in realized gain on derivatives was substantially comprised of an increase of $3.0 million in losses on TBAs, an increase in losses on Eris SOFR swap futures of $0.1 million, and a decrease of $2.7 million in interest rate swaps periodic interest income offset by a decrease of $1.1 million in losses on U.S. Treasury futures due to changes in interest rates as well as the composition of derivatives.

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended March 31, 2026 was $12.4 million as compared to an unrealized gain on RMBS measured at fair value through earnings of  $6.6 million for the three-month period ended December 31, 2025. The decrease of $19.0 million in unrealized gain on RMBS measured at fair value through earnings was due to an increase in interest rates during the quarter.

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended March 31, 2026 was $12.4 million as compared to an unrealized gain on RMBS measured at fair value through earnings of  $14.8 million for the three-month period ended March 31, 2025. The decrease of $27.2 million in unrealized gain on RMBS measured at fair value through earnings was due to an increase in interest rates and nominal spread widening during the quarter.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended March 31, 2026 was approximately $6.1 million as compared to an unrealized loss on derivatives of $0.4 million for the three-month period ended December 31, 2025. The increase of $6.5 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the three-month period ended March 31, 2026 was approximately $6.1 million as compared to an unrealized loss on derivatives of $22.7 million for the three-month period ended March 31, 2025. The increase of $28.8 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Loss on Investments in Servicing Related Assets

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2026 was approximately $1.4 million as compared to $3.9 million for the three-month period ended December 31, 2025. The decrease of $2.5 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized loss on our investments in Servicing Related Assets for the three-month period ended March 31, 2026 was approximately $1.4 million as compared to $6.3 million for the three-month period ended March 31, 2025. The decrease of $4.9 million in unrealized loss on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

General and Administrative Expense

General and administrative expense was $1.7 million for three-month period ended March 31, 2026 as compared to $1.5 million for the three-month period ended December 31, 2025. The increase of $0.2 million in general and administrative expense was due to an increase in professional fees.

General and administrative expense was $1.7 million for three-month period ended March 31, 2026 as compared to $2.1 million for the three-month period ended March 31, 2025. The decrease of $0.4 million in general and administrative expense was due to an decrease in professional fees.

Compensation and Benefits

Compensation and benefits expense for the three-month period ended March 31, 2026 was $1.6 million as compared to $1.7 million for the three-month period ended December 31, 2025. The change in compensation and benefits was nominal.

Compensation and benefits expense for the three-month period ended March 31, 2026 was $1.6 million as compared to $1.7 million for the three-month period ended March 31, 2025. The change in compensation and benefits was nominal.

Net Income Allocated to Noncontrolling Interests in Operating Partnership

Net income allocated to noncontrolling interests in the Operating Partnership, which are LTIP-OP Units owned by our directors, officers and employees represented approximately 1.4%, 1.7% and 1.9% of net income for the three-month periods ended March 31, 2026, December 31, 2025 and March 31, 2025 respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

Accumulated Other Comprehensive Income (Loss)

Three Months Ended March 31, 2026
Accumulated other comprehensive income, December 31, 2025	$3,669
Other comprehensive loss	(2,407)
Accumulated other comprehensive income, March 31, 2026	$1,262

Three Months Ended December 31, 2025
Accumulated other comprehensive income, September 30, 2025	$2,509
Other comprehensive income	1,160
Accumulated other comprehensive income, December 31, 2025	$3,669

Three Months Ended March 31, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	6,850
Accumulated other comprehensive loss, March 31, 2025	$(420)

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three-month period ended March 31, 2026, an increase in interest rates and nominal spread widening caused a net unrealized loss on our available-for-sale RMBS. During the three-month periods ended December 31, 2025 and March 31, 2025, a drop in interest rates and nominal spread tightening caused a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and

•	earnings available for distribution per average common share.

Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, unrealized gain (loss) on RMBS measured at fair value through earnings, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization) and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized gain (loss) on derivatives, net” on the consolidated statements of income (loss). EAD attributable to common stockholders is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

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

Earnings Available for Distribution

EAD for the three-month period ended March 31, 2026 as compared to the three-month period ended December 31, 2025 increased by approximately $1.4 million, or $0.03 per average common share due to decrease in borrowing costs.

EAD for the three-month period ended March 31, 2026 as compared to the three-month period ended March 31, 2025 decreased by approximately $0.1 million, or $0.03 per average common share primarily due to a decrease in  swap periodic interest income offset by an increase in net interest income.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net Income	$429	$7,858	$(6,992)
Realized loss on RMBS, net	-	-	3,992
Realized gain on acquired assets	-	-	-
Realized loss on derivatives, net (A)	4,297	6,497	2,782
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	12,436	(6,560)	(14,780)
Unrealized loss (gain) on derivatives, net	(6,121)	361	22,741
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(4,981)	(3,053)	(719)
Tax expense on realized and unrealized gain on MSRs	1,704	1,307	957
Total EAD:	$7,764	$6,410	$7,981
EAD attributable to noncontrolling interests in Operating Partnership	(113)	(92)	(151)
Dividends on preferred stock	(2,391)	(2,436)	(2,454)
EAD Attributable to Common Stockholders	$5,260	$3,882	$5,376
EAD Attributable to Common Stockholders, per Diluted Share	$0.14	$0.11	$0.17
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.05)	$0.14	$(0.29)

(A)
Excludes drop income on TBA dollar rolls of $0.4 million, $0.2 million and $0.9 million and interest rate swap periodic interest income of $3.8 million, $4.4 million and $6.5 million for the three-month periods ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

Our Portfolio

MSRs

Aurora’s MSR portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $15.6 billion as of March 31, 2026.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of March 31, 2026

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$213,455	$15,585,157	3.49%	0.25%	281	66	0.0%
MSR Total/Weighted Average	$213,455	$15,585,157	3.49%	0.25%	281	66	0.0%

As of December 31, 2025

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%
MSR Total/Weighted Average	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.
(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of March 31, 2026

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$108,465	$1,901	$(432)	$109,934	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	89,856	619	(779)	89,696	10	(B)	4.67%	4.75%	26
RMBS, measured at fair value through earnings
Fannie Mae	484,667	412,906	6,276	(1,391)	417,791	36	(B)	5.04%	5.13%	27
Freddie Mac	676,854	556,698	9,973	(1,406)	565,265	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,437,543	$1,167,925	$18,769	$(4,008)	$1,182,686	108		4.98%	5.08%	27

As of December 31, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 8. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread

	March 31, 2026	December 31, 2025
Weighted Average Asset Yield	5.38%	5.24%
Weighted Average Interest Expense (A)	2.48%	2.72%
Net Interest Spread	2.90%	2.52%

(A)	Weighted average interest expense includes the benefits of related swaps.

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

Repurchase Agreements

As of March 31, 2026, we had repurchase agreements with multiple counterparties and approximately $1,121.7 million of outstanding repurchase agreement borrowings from 17 of those counterparties, which were used to finance RMBS. As of March 31, 2026, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at March 31, 2026 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
March 31, 2026	$1,124,644	$1,131,248	$1,121,670
December 31, 2025	$1,135,331	$1,137,200	$1,137,200
September 30, 2025	$1,086,896	$1,107,141	$1,107,141
June 30, 2025	$1,049,729	$1,072,294	$1,072,294
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257
September 30, 2024	$1,051,750	$1,108,496	$1,108,496
June 30, 2024	$972,701	$994,764	$994,764

The decrease in the Company’s borrowings under its repurchase agreements as of March 31, 2026 as compared to December 31, 2025 was primarily due to the decrease in principal of the RMBS, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of March 31, 2026 and December 31, 2025. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of March 31, 2026

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$957,537	$928,930	3.78%
One to three months	199,008	192,740	3.77%
Total/Weighted Average	$1,156,545	$1,121,670	3.78%

As of December 31, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,189,714	$1,137,200	3.99%
Total/Weighted Average	$1,189,714	$1,137,200	3.99%

The amount of collateral as of March 31, 2026 and December 31, 2025, including cash, was $1,171.7 million and $1,192.6 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of March 31, 2026 and December 31, 2025 was 23 days and 16 days, respectively.

MSR Financing

As of March 31, 2026, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In June 2025, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for two renewals for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 6.5%. At March 31, 2026 and December 31, 2025, approximately $55.0 million and $55.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 6.4%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At March 31, 2026 and December 31, 2025, approximately $89.3 million and $90.8 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $12.6 million and $0.7 million for the three-month periods ended March 31, 2026 and March 31, 2025, respectively. Our investing activities provided cash of approximately $28.5 million and $19.5 million for the three-month periods ended March 31, 2026 and March 31, 2025, respectively. The cash provided by our investing activities for the three-month periods ended March 31, 2026 and March 31, 2025 primarily resulted from principal paydowns of RMBS offset by RMBS purchases and payments for settlements of derivatives.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month periods ended March 31, 2026 and March 31, 2025 was $0.05 and $0.29, respectively and our GAAP income per diluted share for the three-month period ended December 31, 2025 was $0.14.

Contractual Obligations

Our contractual obligations as of March 31, 2026 and December 31, 2025 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of March 31, 2026

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,121,670	$-	$-	$-	$1,121,670
Interest on repurchase agreement borrowings(A)	$2,672	$-	$-	$-	$2,672
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,000	$-	$-	$-	$55,000
Interest on Freddie Mac MSR Revolver borrowings	$882	$-	$-	$-	$882
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$8,853	$80,397	$-	$89,250
Interest on Fannie Mae MSR Revolving Facility	$499	$-	$-	$-	$499

As of December 31, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,137,200	$-	$-	$-	$1,137,200
Interest on repurchase agreement borrowings(A)	$3,526	$-	$-	$-	$3,526
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$55,500
Interest on Freddie Mac MSR Revolver borrowings	$973	$-	$-	$-	$973
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,355	$83,395	$-	$90,750
Interest on Fannie Mae MSR Revolving Facility	$518	$-	$-	$-	$518

(A)	Interest expense is calculated based on the interest rate in effect at March 31, 2026 and December 31, 2025, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of March 31, 2026, Aurora had four subservicing agreements in place. The agreements each have two-year initial terms and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of March 31, 2026

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$234,610	$223,585	$213,455	$204,125	$195,510
Change in FV	$21,155	$10,130	$-	$(9,331)	$(17,945)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$225,683	$219,586	$213,455	$207,467	$201,731
Change in FV	$12,228	$6,131	$-	$(5,988)	$(11,725)
% Change in FV	6%	3%	-	(3)%	(5)%
Servicing Cost Shift in %
Estimated FV	$220,521	$216,988	$213,455	$209,922	$206,389
Change in FV	$7,066	$3,533	$-	$(3,533)	$(7,066)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$236,121	$225,027	$214,831	$205,437	$196,764
Change in FV	$21,290	$10,196	$-	$(9,393)	$(18,067)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$227,465	$221,154	$214,831	$208,694	$202,804
Change in FV	$12,634	$6,323	$-	$(6,137)	$(12,027)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$222,038	$218,434	$214,831	$211,227	$207,624
Change in FV	$7,207	$3,603	$-	$(3,603)	$(7,207)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of March 31, 2026

	March 31, 2026	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$853,208
Estimated FV		$861,816	$859,547	$856,659	$849,232	$844,803	$839,922
Change in FV		$8,608	$6,339	$3,451	$(3,976)	$(8,405)	$(13,286)
% Change in FV		1.01%	0.74%	0.40%	(0.47)%	(0.99)%	(1.56)%

As of December 31, 2025

	December 31, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$852,643
Estimated FV		$860,338	$858,665	$856,037	$848,686	$844,234	$839,359
Change in FV		$7,695	$6,022	$3,394	$(3,957)	$(8,409)	$(13,284)
% Change in FV		0.90%	0.71%	0.40%	(0.46)%	(0.99)%	(1.56)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of March 31, 2026, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2026, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under the heading “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of equity securities during the three months ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

May 7, 2026	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

May 7, 2026	By:	/s/ Apeksha Patel
Apeksha Patel
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer)