Form 10-Q
period 2026-09-30
Cherry Hill Mortgage Investment Corp
filed 2026-10-29
CIK 1571776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

As of October 29, 2026, there were 36,947,394 outstanding shares of common stock, $0.01 par value per share, of Cherry Hill Mortgage Investment Corporation.

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

•
the risks and uncertainties associated with: TPG Mortgage Investment Trust, Inc, a Maryland corporation (“MITT”) and the Company’s ability to consummate the Mergers on the proposed terms or on the anticipated timeline, or at all, including risks and uncertainties related to obtaining the necessary approvals of the Company’s and MITT’s respective common stockholders and satisfaction of other closing conditions to consummate the Mergers; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; risks related to diverting the attention of MITT’s and the Company’s management from ongoing business operations; failure to realize the expected benefits of the Mergers; significant transaction costs and/or unknown or inestimable liabilities; the risk of stockholder litigation in connection with the Mergers, including resulting expense or delay; the risk that MITT’s and the Company’s respective businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; and effects relating to the announcement of the Mergers or any further announcements or the consummation of the Mergers on the market price of MITT’s or the Company’s common stock;

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

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Balance Sheets
(in thousands — except share and par value data)

	(unaudited)
	September 30, 2026	December 31, 2025
Assets
RMBS, at fair value (including pledged assets of $983,899 and $1,189,714, respectively)	$1,008,499	$1,213,851
Investments in Servicing Related Assets, at fair value (including pledged assets of $215,199 and $214,831, respectively)	215,199	214,831
Cash and cash equivalents	41,163	54,946
Restricted cash	32,434	7,523
Derivative assets	34,339	14,757
Receivables and other assets	23,855	34,648
Total Assets	$1,355,489	$1,540,556
Liabilities and Stockholders’ Equity
Liabilities
Repurchase agreements	$964,859	$1,137,200
Derivative liabilities	13,427	2,275
Notes payable	138,751	145,191
Dividends payable	5,943	5,919
Accrued expenses and other liabilities	19,755	11,439
Total Liabilities	$1,142,735	$1,302,024
Stockholders’ Equity
Preferred stock, par value $0.01 per share, 100,000,000 shares authorized:
8.20% Series A Cumulative Redeemable Preferred stock, 2,781,635 shares issued and outstanding as of September 30, 2026 and December 31, 2025, $69,541 liquidation preference as of September 30, 2026 and December 31, 2025	$67,311	$67,311
8.25% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred stock, 1,604,103 shares issued and outstanding as of September 30, 2026 and December 31, 2025, $40,103 liquidation preference as of September 30, 2026 and December 31, 2025	38,553	38,553
Common stock, $0.01 par value per share, 500,000,000 shares authorized and 36,947,394 shares issued and outstanding as of September 30, 2026 and 500,000,000 shares authorized and 36,739,538 shares issued and outstanding as of December 31, 2025	382	373
Additional paid-in capital	397,295	396,516
Accumulated Deficit	(286,054)	(270,381)
Accumulated other comprehensive income (loss)	(7,041)	3,669
Total Cherry Hill Mortgage Investment Corporation Stockholders’ Equity	$210,446	$236,041
Non-controlling interests in Operating Partnership	2,308	2,491
Total Stockholders’ Equity	$212,754	$238,532
Total Liabilities and Stockholders’ Equity	$1,355,489	$1,540,556

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(in thousands — except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest income	$14,203	$15,643	$44,793	$45,257
Interest expense	9,672	12,343	31,070	37,150
Net interest income	4,531	3,300	13,723	8,107
Servicing fee income	9,757	10,764	29,668	32,670
Servicing costs	2,235	2,297	6,843	6,794
Net servicing income	7,522	8,467	22,825	25,876
Other income (loss)
Realized loss on RMBS, net	-	-	(1,047)	(6,045)
Realized gain (loss) on derivatives, net	10,588	(10,496)	22,657	8,976
Realized gain on acquired assets, net	-	2	2	2
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(51,776)	10,730	(65,072)	29,018
Unrealized gain (loss) on derivatives, net	32,098	2,482	28,920	(39,406)
Unrealized gain (loss) on investments in Servicing Related Assets	4,095	(5,912)	383	(14,968)
Credit loss and impairment on other assets	(500)	-	(3,315)	-
Total other loss	(5,495)	(3,194)	(17,472)	(22,423)
Total Income	6,558	8,573	19,076	11,560
Expenses
General and administrative expense	4,636	2,154	8,457	6,160
Compensation and benefits	1,835	1,620	5,303	4,738
Total Expenses	6,471	3,774	13,760	10,898
Income Before Income Taxes	87	4,799	5,316	662
Provision for corporate business taxes	1,560	284	2,566	1,578
Net Income (Loss)	(1,473)	4,515	2,750	(916)
Net (income) loss allocated to non-controlling interests in Operating Partnership	21	(83)	(40)	16
Dividends on preferred stock	(2,419)	(2,477)	(7,213)	(7,393)
Net Income (Loss) Applicable to Common Stockholders	$(3,871)	$1,955	$(4,503)	$(8,293)
Net Income (Loss) Per Share of Common Stock
Basic	$(0.11)	$0.05	$(0.12)	$(0.25)
Diluted	$(0.11)	$0.05	$(0.12)	$(0.25)
Weighted Average Number of Shares of Common Stock Outstanding
Basic	36,779,326	36,134,925	36,660,030	33,691,377
Diluted	36,779,326	36,148,929	36,660,030	33,691,377

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(1,473)	$4,515	$2,750	$(916)
Other comprehensive income (loss):
Unrealized gain (loss) on RMBS, available-for-sale, net	(8,928)	2,561	(10,868)	9,731
Net other comprehensive income (loss)	(8,928)	2,561	(10,868)	9,731
Comprehensive income (loss)	$(10,401)	$7,076	$(8,118)	$8,815
Comprehensive (income) loss attributable to non-controlling interests in Operating Partnership	151	(119)	118	(151)
Dividends on preferred stock	(2,419)	(2,477)	(7,213)	(7,393)
Comprehensive income (loss) attributable to common stockholders	$(12,669)	$4,480	$(15,213)	$1,271

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(in thousands — except share and per share data)

	Common Stock Shares	Common Stock Amount	Preferred Stock Shares	Preferred Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Non-Controlling Interest in Operating Partnership	Total Stockholders’ Equity
Balance, December 31, 2024	31,625,073	$322	4,385,738	$105,864	$381,069	$(7,270)	$(249,643)	$3,280	$233,622
Issuance of common stock	1,005,846	10	-	-	3,606	-	-	-	3,616
Net Loss	-	-	-	-	-	-	(6,859)	(133)	(6,992)
Other Comprehensive Income (Loss)	-	-	-	-	-	6,850	-	(85)	6,765
LTIP-OP Unit awards	-	-	-	-	-	-	-	84	84
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(4,919)	-	(4,919)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6372 per share	-	-	-	-	-	-	(1,022)	-	(1,022)
Balance, March 31, 2025	32,630,919	$332	4,385,738	$105,864	$384,675	$(420)	$(263,875)	$3,056	$229,632
Issuance of common stock	3,414,173	33	-	-	8,892	-	-	-	8,925
Redemption of OP units	-	-	-	-	437	-	-	(539)	(102)
Net Income	-	-	-	-	-	-	1,527	34	1,561
Other Comprehensive Income	-	-	-	-	-	320	-	-	320
LTIP-OP Unit awards	-	-	-	-	-	-	-	60	60
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(90)	(90)
Common dividends declared, $0.15 per share	-	-	-	-	-	-	(5,431)	-	(5,431)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6413 per share	-	-	-	-	-	-	(1,030)	-	(1,030)
Balance, June 30, 2025	36,045,092	$365	4,385,738	$105,864	$394,004	$(100)	$(270,241)	$2,521	$232,413
Issuance of common stock	694,446	8	-	-	2,057	-	-	-	2,065
Redemption of OP units	-	-	-	-	301	-	-	(300)	1
Net Income	-	-	-	-	-	-	4,432	83	4,515
Other Comprehensive Income	-	-	-	-	-	2,609	-	37	2,646
LTIP-OP Unit awards	-	-	-	-	-	-	-	72	72
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(83)	(83)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,692)	-	(3,692)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6523 per share	-	-	-	-	-	-	(1,046)	-	(1,046)
Balance, September 30, 2025	36,739,538	$373	4,385,738	$105,864	$396,362	$2,509	$(271,979)	$2,330	$235,459

Balance, December 31, 2025	36,739,538	$373	4,385,738	$105,864	$396,516	$3,669	$(270,381)	$2,491	$238,532
Issuance of common stock	-	-	-	-	165	-	-	-	165
Net Income	-	-	-	-	-	-	423	6	429
Other Comprehensive Loss	-	-	-	-	-	(2,407)	-	(35)	(2,442)
LTIP-OP Unit awards	-	-	-	-	-	-	-	31	31
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(53)	(53)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,685)	-	(3,685)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.5978 per share	-	-	-	-	-	-	(959)	-	(959)
Balance, March 31, 2026	36,739,538	$373	4,385,738	$105,864	$396,681	$1,262	$(276,034)	$2,440	$230,586
Issuance of common stock	207,856	5	-	-	208	-	-	-	213
Net Income	-	-	-	-	-	-	3,739	55	3,794
Other Comprehensive Income	-	-	-	-	-	495	-	7	502
LTIP-OP Unit awards	-	-	-	-	-	-	-	32	32
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(53)	(53)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,748)	-	(3,748)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6045 per share	-	-	-	-	-	-	(970)	-	(970)
Balance, June 30, 2026	36,947,394	$378	4,385,738	$105,864	$396,889	$1,757	$(278,445)	$2,481	$228,924
Issuance of common stock	-	4	-	-	406	-	-	-	410
Net Loss	-	-	-	-	-	-	(1,452)	(21)	(1,473)
Other Comprehensive Loss	-	-	-	-	-	(8,798)	-	(130)	(8,928)
LTIP-OP Unit awards	-	-	-	-	-	-	-	31	31
Distribution paid on LTIP-OP Units	-	-	-	-	-	-	-	(53)	(53)
Common dividends declared, $0.10 per share	-	-	-	-	-	-	(3,736)	-	(3,736)
Preferred Series A dividends declared, $0.5125 per share	-	-	-	-	-	-	(1,432)	-	(1,432)
Preferred Series B dividends declared, $0.6162 per share	-	-	-	-	-	-	(989)	-	(989)
Balance, September 30, 2026	36,947,394	$382	4,385,738	$105,864	$397,295	$(7,041)	$(286,054)	$2,308	$212,754

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$2,750	$(916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized loss on RMBS, net	1,047	6,045
Unrealized (gain) loss on investments in Servicing Related Assets	(383)	14,968
Realized gain on acquired assets, net	(2)	(2)
Realized gain on derivatives, net	(22,657)	(8,976)
Unrealized (gain) loss on RMBS, measured at fair value through earnings, net	65,072	(29,018)
Unrealized (gain) loss on derivatives, net	(28,920)	39,406
Credit loss and impairment on other assets	3,315	-
Accretion of premiums on RMBS	(2,137)	(2,583)
Amortization of deferred financing costs	311	234
LTIP-OP Unit awards	94	216
Changes in operating assets and liabilities:
Decrease in receivables and other assets	7,478	2,934
Increase (decrease) in accrued expenses and other liabilities	8,316	(11,565)
Net cash provided by operating activities	$34,284	$10,743
Cash Flows From Investing Activities
Purchase of RMBS	(63,598)	(189,188)
Principal paydown of RMBS	98,011	70,660
Proceeds from sale of RMBS	96,090	99,844
Acquisition of MSRs	15	2
Proceeds from settlement of derivatives	43,147	(5,705)
Net cash provided by (used in) investing activities	$173,665	$(24,387)
Cash Flows From Financing Activities
Borrowings under repurchase agreements	8,675,063	7,926,607
Repayments of repurchase agreements	(8,847,404)	(7,896,724)
Payments for derivative financing	-	(9,992)
Principal paydown of bank loans	(6,750)	(4,100)
Dividends paid	(18,359)	(22,497)
LTIP-OP Units distributions paid	(159)	(263)
Redemption of OP units	-	(101)
Issuance of common stock, net of offering costs	788	14,606
Net cash provided by (used in) financing activities	$(196,821)	$7,536
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	$11,128	$(6,108)
Cash, Cash Equivalents and Restricted Cash, Beginning of Period	62,469	70,759
Cash, Cash Equivalents and Restricted Cash, End of Period	$73,597	$64,651

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$41,163	$55,447
Restricted cash	32,434	9,204
Total cash and cash equivalents and restricted cash	$73,597	$64,651

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest expense	$39,545	$28,298
Cash paid during the period for income taxes	30	38
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid	$5,943	$5,950
Purchase of RMBS, settled after period end	-	15,087

See accompanying notes to consolidated financial statements.

Cherry Hill Mortgage Investment Corporation and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2026
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

On August 9, 2026, the Company, the Operating Partnership, TPG Mortgage Investment Trust, Inc, a Maryland corporation (“MITT”), MIT Merger Sub II, LLC, a Delaware limited liability company and a subsidiary of MITT (“Merger Sub”), AG REIT Management, LLC, a Delaware limited liability company and MITT’s external manager (the “MITT Manager”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, (a) CHOP will merge with and into the Company, with the Company surviving such merger (the “Partnership Merger”) and, (b) following the Partnership Merger Effective Time, the Company will merge with and into Merger Sub, with Merger Sub being the surviving entity of such merger (the “Company Merger”, and together with the Partnership Merger, the “Mergers”).

Prior to the Partnership Merger, the Company will take all actions necessary to convert all outstanding partnership units of CHOP (“Company Partnership Units”) that are designated as an “LTIP Unit” (“Company LTIP Units” or “LTIP OP Units”) into Company Partnership Units designated as common units of CHOP (“Company Common Units”). Each Company Common Unit outstanding immediately prior to the effective time of the Partnership Merger (other than Canceled Units (as defined below)) will convert into the right to receive the Common Stock Merger Consideration (as defined below). Company Partnership Units held by the Company, MITT or their respective subsidiaries (the “Canceled Units”), and the Company’s general partnership interest in CHOP, will be cancelled for no consideration at the effective time of the Partnership Merger.

At the effective time of the Company Merger, (i) each share of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Company Merger (other than shares of the Company’s common stock and preferred stock held by the Company, MITT or any direct or indirect subsidiary of MITT or the Company, in each case, immediately prior to the effective time of the Company Merger (“Cancelled Shares”)) will convert into the right to receive a fixed combination of stock and cash, consisting of (A) from MITT, (x) that number of validly issued, fully paid and non-assessable shares of common stock, par value $0.01 per share, of MITT (“MITT Common Stock”) equal to 0.3063x (the “Per Share MITT Stock Consideration”) and (y) $0.41 per share in cash, without interest (the “Per Share MITT Cash Consideration”), and (B) from MITT Manager, $0.52 per share in cash (the “Per Share Additional Manager Consideration,” and together with the Per Share MITT Stock Consideration and the Per Share MITT Cash Consideration, the “Common Stock Merger Consideration”), (ii) each share of the Company’s 8.20% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Company Series A Preferred Stock”), issued and outstanding immediately prior to the effective time of the Company Merger (excluding Cancelled Shares) will convert into the right to receive one newly issued share of MITT’s 8.20% Series D Cumulative Redeemable Preferred Stock, having the rights, preferences, privileges and voting powers substantially the same as those of the Company Series A Preferred Stock and (iii) each share of the Company’s 8.250% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Company Series B Preferred Stock” and together with the Company Series A Preferred Stock, the “Company Preferred Stock”), issued and outstanding immediately prior to the effective time of the Company Merger Effective Time (excluding Cancelled Shares) will automatically convert into the right to receive one newly issued share of MITT’s 8.250% Series E Floating Rate Cumulative Redeemable Preferred Stock, having the rights, preferences, privileges and voting powers substantially the same as those of the Company Series B Preferred Stock.

The Mergers are expected to close in the fourth quarter of 2026, subject to the approval of the Company’s common stockholders and MITT’s common stockholders and the satisfaction of other customary closing conditions.

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

The Company conducts substantially all of its operations and owns substantially all of its assets through its Operating Partnership. The Company is the sole general partner of its Operating Partnership. As of September 30, 2026, the Company owned 98.5% of the Operating Partnership. The Operating Partnership, in turn, owns all of the outstanding common stock of the Sub-REIT. The Sub-REIT elected to be taxed as a REIT under the Code commencing with the taxable year ended December 31, 2020.

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

Investment securities transactions are recorded on the trade date. At disposition, the net realized gain or loss on securities is determined on the basis of the cost of the specific investment and for securities designated as available-for-sale, the unrealized gain or loss is reclassified out of accumulated other comprehensive income into earnings. All RMBS purchased and sold during the nine-month period ended September 30, 2026 and the year ended December 31, 2025, were settled prior to period-end.

Revenue Recognition – Interest income from coupon payments is accrued based on the outstanding principal amount of the RMBS and their contractual terms. Premiums and discounts associated with the purchase of the RMBS are amortized and accreted, respectively, into interest income over the projected lives of the securities using the effective interest method. The Company’s policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, consensus on prepayment speeds, and current market conditions. Adjustments are made for actual prepayment activity. We recognized interest receivable of approximately $4.5 million and $5.0 million at September 30, 2026 and December 31, 2025, respectively. Interest income receivable has been classified within “Receivables and other assets” on the consolidated balance sheets. For further discussion of Receivables and other assets, see Note 12.

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

The Company did not record an impairment charge related to a strategic investment in preferred equity units during the three-month periods ended September 30, 2026 and September 30, 2025, respectively and recognized an impairment charge of $0.5 million and $0 during the nine-month periods ended September 30, 2026 and September 30, 2025, respectively based on management’s assessment of the investment’s estimated recoverable value.

Credit Loss

ASC 326, Financial Instruments - Credit Losses, establishes the current expected credit loss (“CECL”) methodology for estimating lifetime expected credit losses on financial assets measured at amortized cost. The Company applies the CECL model to its held-for-investment promissory note receivable and estimates expected credit losses by considering relevant quantitative and qualitative factors, including historical loss experience, current economic conditions, reasonable and supportable forecasts, and expected recoveries. Expected recoveries may be estimated using collateral values, liquidation analyses, or other recovery methodologies, as appropriate based on the nature of the asset. The Company has elected the practical expedient permitted under ASC 326 not to measure an allowance for accrued interest receivable and instead writes off accrued interest deemed uncollectible through the reversal of interest income and/or the suspension of further interest accruals. There were no accrued interest write-offs during the three and nine-months ended September 30, 2026.

As a result of management’s reassessment of the estimated recoverable value of the promissory note receivable and related recovery expectations, the Company recorded a $0.5 million and $0 provision for credit losses during the three-month periods ended September 30, 2026 and September 30, 2025, respectively and a $2.8 million and $0 provision for credit losses during the nine-month periods ended September 30, 2026 and September 30, 2025, respectively.

The below table summarizes information about the allowance for credit losses for the periods indicated (dollars in thousands):

Allowance for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$(2,315)	$-	$-	$-
Provision for expected credit losses	(500)	-	(2,815)	-
Write-offs charged against the allowance	-	-	-	-
Recoveries collected	-	-	-	-
Balance at end of period	$(2,815)	$-	$(2,815)	$-

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

As an owner of MSRs, the Company may be obligated to fund advances of principal and interest payments due to third-party owners of the loans underlying the MSRs but not yet received from the individual borrowers. These advances are reported as servicing advances within the “Receivables and other assets” line item on the consolidated balance sheets. Reimbursable servicing advances, other than principal and interest advances, also have been classified within “Receivables and other assets” on the consolidated balance sheets. Advances on Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) MSRs made in accordance with the relevant guidelines are generally recoverable. The Company’s Servicing Related Assets were composed entirely of Fannie Mae and Freddie Mac MSRs as of September 30, 2026 and December 31, 2025. As a result, the Company has determined that no reserves for unrecoverable advances for the related underlying loans are necessary at September 30, 2026 and December 31, 2025. For further discussion on the Company’s receivables and other assets, including the Company’s servicing advances, see Note 12.

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

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. Restricted cash represents the Company’s cash held by counterparties which primarily consists of (i) as collateral against the Company’s derivatives (approximately $15.7 million and $4.7 million at September 30, 2026 and December 31, 2025, respectively) and (ii) as collateral for borrowings under its repurchase agreements (approximately $16.7 million and $2.9 million at September 30, 2026 and December 31, 2025, respectively).

The Company’s centrally cleared interest rate swaps require that the Company post an “initial margin” amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement. The Company also exchanges “variation margin” based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. The Company has accounted for the receipt or payment of variation margin on interest rate swaps as a direct reduction or increase to the carrying value of the interest rate swap asset or liability. At September 30, 2026 and December 31, 2025, approximately $43.7 million and $34.3 million, respectively, of variation margin was reported as a decrease to the interest rate swap asset, at fair value. The receipt or payment of initial margin is accounted for separate from the derivative asset or liability and is netted on a counterparty basis and classified within restricted cash or due to counterparty on the Company’s consolidated balance sheets.

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

Realized Gain (Loss) on RMBS

The following table presents realized gains or losses on RMBS for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gain (loss) on RMBS, net
Loss on RMBS, available-for-sale, measured at fair value through OCI (A)	$-	$-	$(498)	$(3,074)
Gain on RMBS measured at fair value through earnings	-	-	9	-
Loss on RMBS measured at fair value through earnings	-	-	(558)	(2,971)
Realized loss on RMBS, net	$-	$-	$(1,047)	$(6,045)

(A)	Reclassified from accumulated other comprehensive income into earnings.

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

Summary financial data with respect to the Company’s reportable segments is given below, together with the data for the Company as a whole (dollars in thousands):

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2026
Interest income	$(11)	$14,214	$-	$14,203
Interest expense	34	9,638	-	9,672
Net interest income (expense)	(45)	4,576	-	4,531
Servicing fee income	9,757	-	-	9,757
Servicing costs	2,235	-	-	2,235
Net servicing income	7,522	-	-	7,522
Other income (expense) (A)	2,873	(8,368)	-	(5,495)
Other operating expenses (B)	(1,246)	(804)	(4,421)	(6,471)
Provision for corporate business taxes	(1,560)	-	-	(1,560)
Net other comprehensive income (loss)	-	(8,928)	-	(8,928)
Comprehensive income (loss)	$7,544	$(13,524)	$(4,421)	$(10,401)

Three Months Ended September 30, 2025
Interest income	$54	$15,589	$-	$15,643
Interest expense	(21)	12,364	-	12,343
Net interest income	75	3,225	-	3,300
Servicing fee income	10,764	-	-	10,764
Servicing costs	2,297	-	-	2,297
Net servicing income	8,467	-	-	8,467
Other income (expense) (A)	(5,470)	2,276	-	(3,194)
Other operating expenses (B)	(887)	(665)	(2,222)	(3,774)
Provision for corporate business taxes	(284)	-	-	(284)
Net other comprehensive income (loss)	-	2,561	-	2,561
Comprehensive income (loss)	$1,901	$7,397	$(2,222)	$7,076

Nine Months Ended September 30, 2026
Interest income	$94	$44,699	$-	$44,793
Interest expense	883	30,187	-	31,070
Net interest income (expense)	(789)	14,512	-	13,723
Servicing fee income	29,668	-	-	29,668
Servicing costs	6,843	-	-	6,843
Net servicing income	22,825	-	-	22,825
Other expense (A)	(4,326)	(13,146)	-	(17,472)
Other operating expenses (B)	(3,154)	(2,221)	(8,385)	(13,760)
Provision for corporate business taxes	(2,566)	-	-	(2,566)
Net other comprehensive income (loss)	-	(10,868)	-	(10,868)
Comprehensive income (loss)	$11,990	$(11,723)	$(8,385)	$(8,118)

Nine Months Ended September 30, 2025
Interest income	$80	$45,177	$-	$45,257
Interest expense	1,065	36,085	-	37,150
Net interest income (expense)	(985)	9,092	-	8,107
Servicing fee income	32,670	-	-	32,670
Servicing costs	6,794	-	-	6,794
Net servicing income	25,876	-	-	25,876
Other expense (A)	(14,190)	(8,233)	-	(22,423)
Other operating expenses (B)	(2,644)	(2,096)	(6,158)	(10,898)
Provision for corporate business taxes	(1,578)	-	-	(1,578)
Net other comprehensive income (loss)	-	9,731	-	9,731
Comprehensive income (loss)	$6,479	$8,494	$(6,158)	$8,815

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives and credit loss and impairment on other asset.
(B)	Included in other operating expenses are general and administrative expenses and compensation and benefits.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2026
Investments	$215,199	$1,008,499	$-	$1,223,698
Other assets	16,860	73,654	41,277	131,791
Total assets	232,059	1,082,153	41,277	1,355,489
Debt	138,751	964,859	-	1,103,610
Other liabilities	1,623	28,720	8,782	39,125
Total liabilities	140,374	993,579	8,782	1,142,735
Net Assets	$91,685	$88,574	$32,495	$212,754

December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

Note 4 — Investments in RMBS

At September 30, 2026 and December 31, 2025, the Company’s investments in RMBS consisted solely of Agency RMBS. The Company’s investments in RMBS may also include, from time to time, any of the following: Collateralized mortgage obligations (“CMOs”), which are either loss share securities issued by Fannie Mae or Freddie Mac; or non-Agency RMBS, sometimes called “private label MBS”, which are structured debt instruments representing interests in specified pools of mortgage loans subdivided into multiple classes, or tranches, of securities, with each tranche having different maturities or risk profiles and different ratings by one or more nationally recognized statistical rating organizations.

The following is a summary of the Company’s investments in RMBS as of the dates indicated (dollars in thousands):

Summary of RMBS Assets

As of September 30, 2026

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$125,830	$85,373	$-	$(3,305)	$82,068	9	(B)	5.00%	5.13%	25
Freddie Mac	99,397	67,500	-	(3,811)	63,689	8	(B)	4.94%	4.99%	26
RMBS, measured at fair value through earnings
Fannie Mae	457,173	368,311	68	(16,861)	351,518	34	(B)	5.04%	5.13%	27
Freddie Mac	673,686	533,616	397	(22,789)	511,224	52	(B)	5.14%	5.22%	27
Total/weighted average RMBS	$1,356,086	$1,054,800	$465	$(46,766)	$1,008,499	103		5.08%	5.17%	27

As of December 31, 2025

			Gross Unrealized				Weighted Average
Asset Type	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

Summary of RMBS Assets by Maturity

As of September 30, 2026

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$225,227	$152,873	$-	$(7,116)	$145,757	17	(B)	4.97%	5.07%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,130,859	901,927	465	(39,650)	862,742	86	(B)	5.10%	5.19%	27
Total/weighted average RMBS	$1,356,086	$1,054,800	$465	$(46,766)	$1,008,499	103		5.08%	5.17%	27

As of December 31, 2025

			Gross Unrealized				Weighted Average
Years to Maturity	Original Face Value	Book Value	Gains	Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Over 10 Years	$276,022	$203,150	$4,243	$(491)	$206,902	20	(B)	4.67%	4.79%	26
RMBS, measured at fair value through earnings
Over 10 Years	1,146,521	981,062	26,084	(197)	1,006,949	87	(B)	5.05%	5.14%	28
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

At September 30, 2026 and December 31, 2025, the Company pledged Agency RMBS with a carrying value of approximately $983.9 million and $1,189.7 million, respectively, as collateral for borrowings under repurchase agreements. At September 30, 2026 and December 31, 2025, the Company did not have any securities purchased from and financed with the same counterparty that did not meet the conditions of ASC 860, Transfers and Servicing, to be considered linked transactions and, therefore, classified as derivatives.

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

Both credit related and non-credit related unrealized losses on available-for-sale securities that the Company (i) intends to sell, or (ii) will more likely than not be required to sell before recovering their cost basis, are recognized in earnings. The Company did not record an allowance for credit losses on the balance sheet at September 30, 2026 and December 31, 2025, nor any impairment charges in earnings related to its available-for-sale securities during the nine-month periods ended September 30, 2026 and September 30, 2025.

The following tables summarize the Company’s available-for-sale securities measured at fair value through OCI in an unrealized loss position as of the dates indicated (dollars in thousands):

Available-For-Sale RMBS Unrealized Loss Positions

As of September 30, 2026

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Less than Twelve Months	$225,227	$152,873	$(7,116)	$145,757	17	(B)	4.97%	5.07%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$225,227	$152,873	$(7,116)	$145,757	17		4.97%	5.07%	26

As of December 31, 2025

						Weighted Average
Duration in Loss Position	Original Face Value	Book Value	Gross Unrealized Losses	Carrying Value(A)	Number of Securities	Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Twelve or More Months	$64,386	$46,482	$(491)	$45,991	4	(B)	3.55%	3.75%	26
Total/weighted average RMBS, available-for-sale, measured at fair value through OCI	$64,386	$46,482	$(491)	$45,991	4		3.55%	3.75%	26

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the Company’s realized gains and losses from the sale of available-for-sale securities which are recorded within the realized loss on RMBS, net line item in the Company’s consolidated statements of income (loss) as of the dates indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds from sales of available-for-sale securities	$-	$-	$34,416	$29,844
Amortized cost of available-for-sale securities sold	-	-	(34,914)	(32,918)
Total realized losses on sales, net	$-	$-	$(498)	$(3,074)

Gross realized gains, RMBS available-for-sale	$-	$-	$-	$-
Gross realized losses, RMBS available-for-sale	-	-	(498)	(3,074)
Realized loss on RMBS, available-for-sale, net	$-	$-	$(498)	$(3,074)

Note 5 — Investments in Servicing Related Assets

The Company’s portfolio of Servicing Related Assets consists of Fannie Mae and Freddie Mac MSRs with an aggregate UPB of approximately $14.9 billion as of September 30, 2026.

The following is a summary of the Company’s Servicing Related Assets as of the dates indicated (dollars in thousands):

Servicing Related Assets Summary

As of September 30, 2026

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$14,864,041	$215,199	3.49%	23.0	$383
MSR Total/Weighted Average	$14,864,041	$215,199	3.49%	23.0	$383

As of December 31, 2025

	Unpaid Principal Balance	Carrying Value(A)	Weighted Average Coupon	Weighted Average Maturity (Years)(B)	Year to Date Changes in Fair Value Recorded in Other Income (Loss)
MSRs	$15,891,266	$214,831	3.49%	23.6	$(18,825)
MSR Total/Weighted Average	$15,891,266	$214,831	3.49%	23.6	$(18,825)

(A)	See Note 8 regarding the estimation of fair value, which approximates carrying value for all pools.
(B)	Weighted average maturity of the underlying residential mortgage loans in the pool is based on the unpaid principal balance.

The tables below summarize the geographic distribution for the states representing 5% or greater of the aggregate UPB of the residential mortgage loans underlying the Servicing Related Assets as of the dates indicated:

Geographic Concentration of Servicing Related Assets

As of September 30, 2026

Percentage of Total Outstanding Unpaid Principal Balance
California	15.0%
Virginia	8.8%
New York	8.6%
Maryland	6.8%
Texas	5.8%
Florida	5.2%
All other	49.8%
Total	100.0%

As of December 31, 2025

Percentage of Total Outstanding Unpaid Principal Balance
California	14.8%
Virginia	8.8%
New York	8.5%
Maryland	6.8%
Texas	5.8%
Florida	5.3%
North Carolina	5.0%
All other	45.0%
Total	100.0%

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

The Company’s Series A Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series A Preferred Stock into the Company’s common stock in connection with certain changes of control. Beginning on August 17, 2022, the Company may, at its option, redeem any or all of the shares of Series A Preferred Stock, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption of the shares of Series A Preferred Stock. The Company did not redeem any shares of Series A Preferred Stock during the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025. If the Company does not exercise its option redemption right, upon certain changes in control, the holders of the Series A Preferred Stock have the right to convert some or all of their shares of Series A Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series A Preferred Stock is 2.62881 shares of common stock, subject to certain adjustments. The Company pays cumulative cash dividends at the rate of 8.20% per annum of the $25.00 per share liquidation preference (equivalent to $2.05 per annum per share) on the Series A Preferred Stock, in arrears, on or about the 15th day of January, April, July and October of each year.

The Company’s Series B Preferred Stock ranks senior to the Company’s common stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up, and on parity with the Company’s Series A Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless repurchased or redeemed by the Company or converted by the holders of the Series B Preferred Stock into the Company’s common stock in connection with certain changes of control. The Series B Preferred Stock was not redeemable by the Company prior to April 15, 2024, except under circumstances intended to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and except upon the occurrence of certain changes of control. Since April 15, 2024, the Company may, at its option, redeem the Series B Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price equal to $25.00 per share, plus any accumulated and unpaid dividends to, but not including, the date fixed for redemption. The Company did not redeem any shares of Series B Preferred Stock during the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025. If the Company does not exercise its rights to redeem the Series B Preferred Stock upon certain changes in control, the holders of the Series B Preferred Stock have the right to convert some or all of their shares of Series B Preferred Stock into a number of shares of the Company’s common stock based on a defined formula, subject to a share cap, or alternative consideration. The share cap on each share of Series B Preferred Stock is 2.68962 shares of common stock, subject to certain adjustments. Holders of shares of Series B Preferred Stock are entitled to receive, when, as and if authorized by the Company’s board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends. The initial dividend rate for the Series B Preferred Stock from, and including, the date of original issuance to, but excluding, April 15, 2024 was 8.250% of the $25.00 per share liquidation preference per annum (equivalent to $2.0625 per annum per share). During the floating rate period, dividends on the Series B Preferred Stock accumulate at a percentage of the $25.00 liquidation preference equal to an annual floating rate of the three-month CME Term SOFR plus a spread of 5.89261%.

Dividends on the Series A Preferred Stock and Series B Preferred Stock are payable quarterly in arrears on the 15th day of each January, April, July and October, when and as authorized by the Company’s board of directors and declared by the Company.

Common Stock ATM Program

In August 2018, the Company instituted an at-the-market offering program for its common stock (the “Common Stock ATM Program”) of up to $50.0 million of its common stock. In November 2022 and August 2024, the Company entered into amendments to the existing At Market Issuance Sales Agreements, increasing the aggregate offering price to up to an aggregate of $150.0 million of its common stock, of which, approximately $34.6 million was remaining as of September 30, 2026. Under the Common Stock ATM Program, the Company may, but is not obligated to, sell shares of common stock from time to time through one or more selling agents. The Common Stock ATM Program has no set expiration date and may be renewed or terminated by the Company at any time. During the three and nine-month period ended September 30, 2026, the Company did not issue or sell any shares pursuant to the Common Stock ATM Program. During the year ended December 31, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000.

Common Stock Repurchase Program
In September 2019, the Company instituted a common stock repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. Shares of common stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The common stock repurchase program does not require the purchase of any minimum number of shares of common stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025, the Company did not repurchase any shares of its common stock pursuant to the common stock repurchase program.

Preferred Stock Repurchase Program

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025, the Company did not repurchase any shares of its preferred stock pursuant to the preferred stock repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

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

Equity Incentive Plan Information

	LTIP-OP Units			Shares of Common Stock				Restricted Stock Units
	Issued	Forfeited/ Redeemed (A)	Converted	Issued		Forfeited (A)	Withheld (B)	Issued		Forfeited (A)	Settled	Withheld (B)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans	Weighted Average Issuance Price
December 31, 2024	(663,492)	8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities issued or to be issued upon exercise	-	-	-	-		-	-	-		-	-	-	-
March 31, 2025	(663,492)	8,492	44,795	(283,672)		3,155	3,229	(181,942)		-	-	-	2,434,072
Number of securities forfeited	-	14,500	-	-		-	-	-		-	-	-	14,500
Number of securities redeemed	-	34,697	-	-		-	-	-		-	-	-	34,697	$2.95
Number of securities issued or to be issued upon exercise	-	-	-	(60,041)		-	21,391	-		-	60,041	-	-
Number of securities issued or to be issued upon exercise	-	-	-	(146,520)		-	-	-		-	-	-	(146,520)	$2.73
June 30, 2025	(663,492)	57,689	44,795	(490,233)		3,155	24,620	(181,942)		-	60,041	-	2,336,749
Number of securities issued or to be issued upon exercise	-	-	20,242	(20,242)		-	-	-		-	-	-	-
September 30, 2025	(663,492)	57,689	65,037	(510,475)		3,155	24,620	(181,942)		-	60,041	-	2,336,749

December 31, 2025	(663,492)	57,689	65,037	(510,475)		3,155	24,620	(181,942)		-	60,041	-	2,336,749
Number of securities issued or to be issued upon exercise	-	-	-	-		-	-	(24,414)	(C)	-	-	-	(24,414)	$2.56
March 31, 2026	(663,492)	57,689	65,037	(510,475)		3,155	24,620	(206,356)		-	60,041	-	2,312,335
Number of securities issued or to be issued upon exercise	-	-	-	(60,041)		-	20,253	-		-	60,041	-	-
Number of securities issued or to be issued upon exercise	-	-	-	-		-	-	(350,380)	(E)	-	-	-	(350,380)	$2.64
Number of securities issued or to be issued upon exercise	-	-	-	-		-	-	(358,527)	(F)	-	-	-	(358,527)	$2.58
Number of securities issued or to be issued upon exercise	-	-	-	(168,068)	(D)	-	-	-		-	-	-	(168,068)	$2.38
June 30, 2026	(663,492)	57,689	65,037	(738,584)		3,155	44,873	(915,263)		-	120,082	-	1,435,360
Number of securities issued or to be issued upon exercise	-	-	-	-		-	-	-		-	-	-	-
September 30, 2026	(663,492)	57,689	65,037	(738,584)		3,155	44,873	(915,263)		-	120,082	-	1,435,360

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

The Company recognized share-based compensation expense of approximately $378,000 and $226,000 during the three-month periods ended September 30, 2026 and September 30, 2025, respectively and $921,000 and $584,000 during the nine-month periods ended September 30, 2026 and September 30, 2025, respectively. There was approximately $2.1 million of total unrecognized share-based compensation expense as of September 30, 2026, which was related to unvested LTIP-OP Units, directors compensation paid in stock subject to forfeiture, unvested RSUs, unvested Time-Based LTIPs and Performance-Based LTIPs. This unrecognized share-based compensation expense is expected to be recognized ratably over the remaining vesting period of up to three years. The aggregate expense related to share-based compensation is presented within “Compensation and benefits” in the Company’s consolidated statements of income (loss).

Non-Controlling Interests in Operating Partnership

Non-controlling interests in the Operating Partnership in the accompanying consolidated financial statements relate to LTIP-OP Units and OP Units issued upon conversion of LTIP-OP Units, in either case, held by parties other than the Company.

As of September 30, 2026, the non-controlling interest holders in the Operating Partnership owned 531,712 LTIP-OP Units, or approximately 1.45% of the units of the Operating Partnership. Pursuant to ASC 810, Consolidation, changes in a parent’s ownership interest (and transactions with non-controlling interest unit holders in the Operating Partnership) while the parent retains its controlling interest in its subsidiary should be accounted for as equity transactions. The carrying amount of the non-controlling interest will be adjusted to reflect the change in its ownership interest in the subsidiary, with the offset to equity attributable to the Company.

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

The following table presents basic and diluted earnings per share of common stock for the periods indicated (dollars in thousands, except per share data):

Earnings per Common Share Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(1,473)	$4,515	$2,750	$(916)
Net (income) loss allocated to non-controlling interests in Operating Partnership	21	(83)	(40)	16
Dividends on preferred stock	(2,419)	(2,477)	(7,213)	(7,393)
Gain (loss) on repurchase and retirement of preferred stock	-	-	-	-
Net income allocated to participating securities	-	-	-	-
Numerator for basic EPS - net income (loss) applicable to common stockholders (A)	$(3,871)	$1,955	$(4,503)	$(8,293)
Effect of dilutive securities:
Add back net income allocated to participating securities	-	-	-	-
Numerator for diluted EPS - net income (loss) applicable to common stockholders after assumed conversion (C)	$(3,871)	$1,955	$(4,503)	$(8,293)
Denominator:
Denominator for basic EPS - weighted average common shares (B)	36,779,326	36,134,925	36,660,030	33,691,377
Effect of dilutive securities:
Participating restricted stock awards	-	14,004	-	-
Participating restricted stock units	-	-	-	-
Non-participating restricted stock units	-	-	-	-
Non-participating performance stock units	-	-	-	-
Denominator for diluted EPS - adjusted weighted average common shares (D)	36,779,326	36,148,929	36,660,030	33,691,377
Basic and Diluted EPS:
Basic (A/B)	$(0.11)	$0.05	$(0.12)	$(0.25)
Diluted (C/D)	$(0.11)	$0.05	$(0.12)	$(0.25)

The computation of diluted EPS for the nine-month period ended September 30, 2026 excludes 963,250 of potentially dilutive restricted stock units and restricted stock awards because their effect would have been anti-dilutive.

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

For discussion on the fair value measurements of the derivative instruments, see Note 8.

The following table summarizes the outstanding notional amounts of derivative instruments as of the dates indicated (dollars in thousands):

Derivatives	September 30, 2026	December 31, 2025
Notional amount of interest rate swaps	$767,300	$828,700
Notional amount of TBAs, net	(415,435)	(409,475)
Notional amount of U.S. treasury futures	(68,100)	19,500
Notional amount of Eris SOFR swap futures	(91,700)	(16,800)
Total notional amount	$192,065	$421,925

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

The following table presents information about the Company’s interest rate swap agreements as of the dates indicated (dollars in thousands):

	Notional Amount (A)	Fair Value	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
September 30, 2026	$767,300	$-	1.76%	3.98%	2.9
December 31, 2025	$828,700	$12,154	1.76%	3.95%	3.1

(A)
Includes $651.3 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.1 years and 1.8 years, respectively, as of September 30, 2026. Includes $712.7 million notional of receive SOFR and pay fixed of 1.4% and $116.0 million notional of receive fixed of 3.4% and pay SOFR with weighted average maturities of 3.2 years and 2.5 years, respectively, as of December 31, 2025.

The following table presents information about the Company’s Eris SOFR swap futures as of the dates indicated (dollars in thousands):

As of September 30, 2026

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
3 years	$-	$(26,000)	$133
5 years	-	(19,000)	275
7 years	-	(31,800)	625
10 years	-	(14,900)	354
Total	$-	$(91,700)	$1,387

As of December 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
7 years	$-	$(16,800)	$36
Total	$-	$(16,800)	$36

The following tables present information about the Company’s TBA derivatives as of the dates indicated (dollars in thousands):

As of September 30, 2026

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$513,250	$505,518	$493,608	$(11,910)
Sale contracts	(928,685)	(900,625)	(873,376)	27,249
Net TBA derivatives	$(415,435)	$(395,107)	$(379,768)	$15,339

As of December 31, 2025

Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Fair Value	Net Carrying Value
Purchase contracts	$193,125	$193,318	$193,942	$624
Sale contracts	(602,600)	(600,954)	(602,654)	(1,700)
Net TBA derivatives	$(409,475)	$(407,636)	$(408,712)	$(1,076)

The following tables present information about the Company’s U.S. Treasury futures agreements as of the dates indicated (dollars in thousands):

As of September 30, 2026

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$76,500	$-	$(1,478)
10 years (A)	-	(144,600)	5,664
Total	$76,500	$(144,600)	$4,186

As of December 31, 2025

Maturity	Notional Amount - Long	Notional Amount - Short	Fair Value
5 years	$171,200	$-	$(655)
10 years (A)	-	(151,700)	2,023
Total	$171,200	$(151,700)	$1,368

(A)	Includes 10-year Ultra futures and Long Bond futures contracts.

The Company did not have any U.S. Treasury futures options at September 30, 2026 and December 31, 2025.

The following table presents information about realized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2026	2025	2026	2025
Interest rate swaps (A)	$-	$6	$-	$(1,161)
TBAs	5,583	(13,710)	7,617	(6,415)
U.S. Treasury futures	(943)	(1,517)	87	710
U.S. Treasury futures options	-	(33)	-	-
Eris SOFR swap futures	2,265	-	3,721	-
Total	$6,905	$(15,254)	$11,425	$(6,866)

(A)
Excludes interest rate swap periodic interest income of $3.7 million and $4.8 million, for the three-month periods ended September 30, 2026 and September 30, 2025, respectively and $11.2 million and $15.8 million, for the nine-month periods ended September 30, 2026 and September 30, 2025, respectively.

The following table presents information about unrealized gain (loss) on derivatives, which is included on the consolidated statements of income (loss) for the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives	2026	2025	2026	2025
Interest rate swaps	$9,099	$(4,661)	$8,382	$(24,375)
TBAs	16,059	7,151	16,415	(10,989)
U.S. Treasury futures	5,078	(8)	2,818	(4,009)
U.S. Treasury futures options	-	-	-	(33)
Eris SOFR swap futures	1,862	-	1,305	-
Total	$32,098	$2,482	$28,920	$(39,406)

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

The following tables present information about the Company’s assets and liabilities that are subject to master netting arrangements or similar agreements and can potentially be offset on the Company’s consolidated balance sheets as of the dates indicated (dollars in thousands):

Offsetting Assets and Liabilities

As of September 30, 2026

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
TBAs	$27,288	$-	$27,288	$(11,949)	$(12,807)	$2,532
U.S. treasury futures	5,664	-	5,664	(1,478)	-	4,186
Eris SOFR swap futures	1,387	-	1,387	-	-	1,387
Total Assets	$34,339	$-	$34,339	$(13,427)	$(12,807)	$8,105

Liabilities
Repurchase agreements	$(964,859)	$-	$(964,859)	$964,859	$-	$-
TBAs	(11,949)	-	(11,949)	11,949	-	-
U.S. treasury futures	(1,478)	-	(1,478)	1,478	-	-
Total Liabilities	$(978,286)	$-	$(978,286)	$978,286	$-	$-

As of December 31, 2025

			Net Amounts of Assets and	Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets or Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Pledged (A)	Net Amount
Assets
Interest rate swaps	$47,642	$(34,289)	$13,353	$(1,199)	$-	$12,154
TBAs	650	(650)	-	-	-	-
U.S. treasury futures	1,368	-	1,368	-	(1,368)	-
Eris SOFR swap futures	36	-	36	-	-	36
Total Assets	$49,696	$(34,939)	$14,757	$(1,199)	$(1,368)	$12,190

Liabilities
Repurchase agreements	$(1,137,200)	$-	$(1,137,200)	$1,137,200	$-	$-
Interest rate swaps	(1,199)	-	(1,199)	1,199	-	-
TBAs	(1,726)	650	(1,076)	-	312	(764)
Total Liabilities	$(1,140,125)	$650	$(1,139,475)	$1,138,399	$312	$(764)

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

RMBS

The Company holds a portfolio of RMBS that are carried at fair value in the consolidated balance sheets. The Company determines the fair value of its RMBS based upon prices obtained from third-party pricing providers. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its RMBS as Level 2 fair value assets at September 30, 2026 and December 31, 2025.

MSRs

The Company, through its subsidiary Aurora, holds a portfolio of MSRs that are reported at fair value in the consolidated balance sheets. The Company uses a discounted cash flow model to estimate the fair value of these assets. Although MSR transactions are observable in the marketplace, the valuation includes unobservable market data inputs (prepayment speeds, costs to service and discount rates). As a result, the Company classified 100% of its MSRs as Level 3 fair value assets at September 30, 2026 and December 31, 2025.

Derivative Instruments

The Company enters into a variety of derivative instruments as part of its economic hedging strategies. The Company executes interest rate swaps, TBAs, Eris SOFR swap futures and U.S. Treasury futures. The Company utilizes third-party pricing providers to value its interest rate swaps and TBAs. The third-party pricing providers develop their pricing based on transaction prices of recent trades for similar financial instruments. If recent trades for similar financial instruments are unavailable, the third-party pricing providers use cash flow or other pricing models, which utilize observable inputs. As a result, the Company classified 100% of its interest rate swaps and TBAs as Level 2 fair value assets and liabilities at September 30, 2026 and December 31, 2025. The fair value of Eris SOFR swap futures is based on quoted settlement prices for the contracts as published by CME Group, reflecting observable market inputs. The Company has classified the characteristics used to determine the fair value of Eris SOFR swap futures as Level 2 fair value assets and liabilities at September 30, 2026 and December 31, 2025. U.S. Treasury futures are valued using market-based prices published by the U.S. Department of Treasury and classified as Level 1 fair value assets and liabilities at September 30, 2026 and December 31, 2025.

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

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):

Recurring Fair Value Measurements

September 30, 2026

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$433,586	$-	$433,586
Freddie Mac	-	574,913	-	574,913
RMBS total	-	1,008,499	-	1,008,499
Derivative assets
TBAs	-	27,288	-	27,288
U.S. treasury futures	5,664	-	-	5,664
Eris SOFR swap futures	-	1,387		1,387
Derivative assets total	5,664	28,675	-	34,339
Servicing related assets	-	-	215,199	215,199
Total Assets	$5,664	$1,037,174	$215,199	$1,258,037
Liabilities
Derivative liabilities
TBAs	$-	$(11,949)	$-	$(11,949)
U.S. treasury futures	(1,478)		-	(1,478)
Eris SOFR swap futures	-	-	-	-
Derivative liabilities total	(1,478)	(11,949)	-	(13,427)
Total Liabilities	$(1,478)	$(11,949)	$-	$(13,427)

December 31, 2025

	Level 1	Level 2	Level 3	Carrying Value
Assets
RMBS
Fannie Mae	$-	$531,828	$-	$531,828
Freddie Mac	-	682,023	-	682,023
RMBS total	-	1,213,851	-	1,213,851
Derivative assets
Interest rate swaps	-	13,353	-	13,353
U.S. treasury futures	1,368	-	-	1,368
Eris SOFR swap futures	-	36	-	36
Derivative assets total	1,368	13,389	-	14,757
Servicing related assets	-	-	214,831	214,831
Total Assets	$1,368	$1,227,240	$214,831	$1,443,439
Liabilities
Derivative liabilities
Interest rate swaps	$-	$(1,199)	$-	$(1,199)
TBAs, net	-	(1,076)	-	(1,076)
Derivative liabilities total	-	(2,275)	-	(2,275)
Total Liabilities	$-	$(2,275)	$-	$(2,275)

The Company may be required to measure certain assets or liabilities at fair value from time to time. These periodic fair value measures typically result from application of certain impairment measures under GAAP. These items would constitute nonrecurring fair value measures under ASC 820. As of September 30, 2026 and December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a nonrecurring basis in the periods presented.

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

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant change to estimated fair values. The determination of estimated cash flows used in pricing models is inherently subjective and imprecise. It should be noted that minor changes in assumptions or estimation methodologies can have a material effect on these derived or estimated fair values, and that the fair values reflected below are indicative of the interest rate and credit spread environments as of September 30, 2026 and December 31, 2025 and do not take into consideration the effects of subsequent changes in market or other factors.

The tables below present the reconciliation for the Company’s Level 3 assets (Servicing Related Assets) measured at fair value on a recurring basis as of the dates indicated (dollars in thousands):
Level 3 Fair Value Measurements
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Balance at beginning of period	$211,105	$224,601	$214,831	$233,658
Purchases and sales and other changes:
Sales	-	-	-	-
Other changes (A)	(1)	(1)	(15)	(2)
Purchases and sales and other changes	$(1)	$(1)	$(15)	$(2)
Changes in Fair Value due to:
Changes in valuation inputs or assumptions used in valuation model	7,571	(2,121)	10,766	(4,154)
Other changes in fair value (B)	(3,476)	(3,791)	(10,383)	(10,814)
Unrealized loss included in Net Income	$4,095	$(5,912)	$383	$(14,968)
Balance at end of period	$215,199	$218,688	$215,199	$218,688
(A)	Represents purchase price adjustments, principally contractual prepayment protection, and changes due to the Company’s repurchase of the underlying collateral.
(B)	Represents changes due to realization of expected cash flows and estimated MSR runoff.

The tables below present information about the significant unobservable inputs used in the fair value measurement of the Company’s Servicing Related Assets classified as Level 3 fair value assets as of the dates indicated (dollars in thousands):

Fair Value Measurements

As of September 30, 2026

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$215,199	Discounted cash flow	Constant prepayment speed	3.0% - 12.3%	5.9%
			Discount rate		10.4%
			Annual cost to service, per loan		$87
TOTAL	$215,199

As of December 31, 2025

	Fair Value	Valuation Technique	Unobservable Input (A)	Range	Weighted Average (B)
MSRs	$214,831	Discounted cash flow	Constant prepayment speed	4.0% -13.3%	6.5%
			Discount rate		9.2%
			Annual cost to service, per loan		$87
TOTAL	$214,831

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

Note 9 — Commitments and Contingencies

The commitments and contingencies of the Company as of September 30, 2026 and December 31, 2025 are described below.

Merger Agreement

In connection with the Mergers, the Company engaged BTIG, LLC (“BTIG”) to provide financial advisory services. During the three-month period ended September 30, 2026, the Company paid BTIG an opinion fee of $0.5 million, which is included within “General and administrative expense” in the Company’s consolidated statements of income (loss). In addition, the Company has a contingent obligation to pay BTIG a transaction success fee of $2.0 million upon consummation of the Mergers. As the Mergers had not closed as of September 30, 2026, the contingency had not been satisfied and the Company had not recognized a liability for the success fee.

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

Commitments to Purchase/Sell RMBS

As of September 30, 2026 and December 31, 2025, the Company held forward TBA purchase and sale commitments with counterparties, which are forward Agency RMBS trades, whereby the Company committed to purchasing or selling a pool of securities at a particular interest rate. As of the date of the trade, the mortgage-backed securities underlying the pool that will be delivered to fulfill a TBA trade are not yet designated. The securities are typically “to be announced” 48 hours prior to the established trade settlement date.

See Note 2 — Basis of Presentation and Significant Accounting Policies for details of unsettled RMBS trades, if any, as of September 30, 2026 and December 31, 2025.

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

Operating Lease

The Company’s operating lease relates to its corporate office space and was originally set to expire on August 19, 2026. In June 2026, the Company entered into an amendment to the lease agreement that extended the lease term to November 30, 2026. On October 19, 2026, the Company entered into a second amendment to the lease agreement further extending the lease term to February 28, 2027. Operating lease right-of-use (“ROU”) asset represents the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the lease. The Company recognizes lease expense on a straight-line basis over the lease term. The lease cost for each of the three-month periods ended September 30, 2026 and September 30, 2025 was approximately $19,000. The lease cost for each of the nine-month periods ended September 30, 2026 and September 30, 2025 was approximately $56,000. Cash used for the operating lease during each of the nine-month periods ended September 30, 2026 and September 30, 2025 was approximately $56,000.

The table below summarizes the Company’s future commitments under the operating lease (dollars in thousands):

Operating Lease Commitments
2026	$12
Remaining undiscounted lease payments	12
Less: imputed interest	-
Remaining discounted lease payments	$12

Other information related to the operating lease is summarized below as of the periods indicated:

	Classification	September 30, 2026	December 31, 2025
ROU Assets	Receivables and other assets	$12	$40
Lease Liabilities	Accrued expenses and other liabilities	$(12)	$(40)
Weighted average remaining lease term in years		0.2	0.6
Weighted average discount rate (A)		6.49%	8.18%

(A)	The Company uses an incremental borrowing rate in determining the present value of lease payments.

Note 10 — Repurchase Agreements

The Company had outstanding approximately $964.9 million and $1,137.2 million of borrowings under its repurchase agreements as of September 30, 2026 and December 31, 2025, respectively. The Company’s obligations under these agreements had weighted average remaining maturities of 22 days and 16 days as of September 30, 2026 and December 31, 2025, respectively. RMBS and cash have been pledged as collateral under these repurchase agreements (see Note 4).

The repurchase agreements had the following remaining maturities and weighted average rates as of the dates indicated (dollars in thousands):

Repurchase Agreements Characteristics

As of September 30, 2026

	Repurchase Agreements	Weighted Average Rate
Less than one month	$964,859	3.98%
Total/Weighted Average	$964,859	3.98%

As of December 31, 2025

	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,137,200	3.99%
Total/Weighted Average	$1,137,200	3.99%

There were no overnight or demand securities as of September 30, 2026 or December 31, 2025.

Note 11 — Notes Payable

As of September 30, 2026, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. The Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) have entered into a $100.0 million revolving credit facility (the “Freddie Mac MSR Revolver”), pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. In May 2026, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 6.5%. At September 30, 2026 and December 31, 2025, approximately $52.5 million and $55.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. Aurora and QRS III are parties to a loan and security agreement (the “Fannie Mae MSR Revolving Facility”), pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 6.4%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2026 and December 31, 2025, approximately $87.0 million and $90.8 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

The outstanding borrowings had the following remaining maturities as of the dates indicated (dollars in thousands):

Notes Payable Repayment Characteristics

As of September 30, 2026

	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$-	$52,500	$-	$-	$-	$52,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	495	6,174	6,640	73,691	87,000
Total	$-	$52,995	$6,174	$6,640	$73,691	$139,500

As of December 31, 2025

	2026	2027	2028	2029	2030	Total
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$-	$55,500
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	-	548	6,806	7,239	76,157	90,750
Total	$55,500	$548	$6,806	$7,239	$76,157	$146,250

Note 12 — Receivables and Other Assets

The assets comprising “Receivables and other assets” as of September 30, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

Receivables and Other Assets

	September 30, 2026	December 31, 2025
Servicing advances	$9,140	$13,417
Interest receivable	5,755	6,082
Deferred tax asset	6,157	8,723
Other receivables (A)	2,803	6,426
Total other assets	$23,855	$34,648

(A)
Includes a promissory note receivable with a principal amount of $3.2 million as of September 30, 2026 and December 31, 2025, respectively. The note bears interest at a fixed rate of 8.0% per annum, as well as an additional percentage of distributable cash, with interest payments due quarterly and the principal due at maturity on May 22, 2030. The note is classified as held-for-investment and measured at amortized cost. The Company evaluates the credit quality of the note on a regular basis and records an allowance for credit losses when warranted based on management’s assessment of collectability. As of September 30, 2026, the Company recorded an allowance for credit losses of $2.8 million related to the note receivable. The allowance for credit losses is included within credit loss and impairment on other assets in the accompanying consolidated statements of operations. After consideration of the allowance for credit losses, the note had a net carrying value of approximately $0.4 million as of September 30, 2026. The note receivable is classified as a “Level 3” fair value item due to the Company’s reliance on unobservable inputs to estimate its fair value. Because of the significant judgment involved in estimating recoverability and fair value, the estimated fair value may differ from the carrying value. As of September 30, 2026, management believes the recorded allowance appropriately reflects the current expected credit losses associated with the note. On October 21, 2026, the Company entered into a discounted payoff agreement pertaining to the promissory note, pursuant to which the Company will accept a discounted payoff in the amount of $0.4 million as full payment of the promissory note. The Company received approximately $0.3 million of the discounted payoff amount on October 22, 2026 and, per the terms of the discounted payoff agreement, will receive the remaining balance in installment payments over the next three years.

Note 13 — Accrued Expenses and Other Liabilities

The liabilities comprising “Accrued expenses and other liabilities” as of September 30, 2026 and December 31, 2025 are summarized in the following table (dollars in thousands):

Accrued Expenses and Other Liabilities

	September 30, 2026	December 31, 2025
Accrued interest on repurchase agreements	$1,270	$3,526
Accrued interest on notes payable	1,328	1,489
Accrued expenses	3,504	2,097
Due to counterparties (A)	13,653	4,327
Total accrued expenses and other liabilities	$19,755	$11,439

(A)	Includes collateral for the Company’s borrowings that represents a payable to the counterparties as of the balance sheet date.

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

The components of the Company’s income tax expense (benefit) are as follows for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred federal income tax expense	$1,377	$252	$2,266	$1,395
Deferred state income tax expense	183	32	300	183
Provision for Corporate Business Taxes	$1,560	$284	$2,566	$1,578

The following is a reconciliation of the statutory federal rate to the effective rate, for the periods indicated below (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Computed income tax expense (benefit) at federal rate	$18	21.0%	$1,007	21.0%	$1,117	21.0%	$139	21.0%
State and local income taxes, net of federal income tax effect(B)	118	135.6%	21	0.5%	211	4.0%	140	21.2%
Nontaxable or nondeductible items
REIT income not subject to tax expense (benefit)	1,424	1,636.8%	(745)	(15.5)%	1,238	23.3%	1,298	196.1%
Other	-	-%	1	0.0%	-	-%	1	0.2%
Provision for Corporate Business Taxes/Effective Tax Rate(A)	$1,560	1,793.4%	$284	6.0%	$2,566	48.3%	$1,578	238.5%

(A)	The provision for income taxes is recorded at the TRS level.
(B)	The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Maryland and New York for 2026 and 2025, respectively.

The amount of cash taxes paid by the Company for the three-month and nine-month period ended September 30, 2026 was $2 thousand and $30 thousand, respectively was primarily comprised of state related income taxes.

The Company’s consolidated balance sheets contain the following deferred tax assets and liabilities, which are recorded at the TRS level (dollars in thousands):

	September 30, 2026	December 31, 2025
Deferred tax assets (liabilities)
Deferred tax - mortgage servicing rights	$(17,216)	$(11,580)
Deferred tax - net operating loss	23,216	20,303
Deferred tax - other	157	-
Total net deferred tax assets	$6,157	$8,723

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The Company had net operating losses (“NOLs”) of $100.3 million as of September 30, 2026, which were created subsequent to 2017 and can be carried forward indefinitely. As of September 30, 2026, the Company believes it is more likely than not that it will fully realize its deferred tax assets. Deferred tax assets are included in “Receivables and other assets” in the consolidated balance sheets.

Based on the Company’s evaluation, the Company has concluded that there are no significant liabilities for unrecognized tax benefits required to be reported in the Company’s consolidated financial statements. Additionally, there were no amounts accrued for penalties or interest as of or during the periods presented in these consolidated financial statements.

The Company’s 2025, 2024, 2023 and 2022 federal, state and local income tax returns remain open for examination by the relevant authorities.

Distributions to stockholders generally will be primarily taxable as ordinary income, although a portion of such distributions may be designated as qualified dividend income or may constitute a return of capital. The Company furnishes annually to each stockholder a statement setting forth distributions paid during the preceding year and their U.S. federal income tax treatment.

Note 15 — Subsequent Events

Events subsequent to September 30, 2026 not otherwise described herein were evaluated and no additional events were identified requiring further disclosure in the consolidated financial statements.

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

We conduct substantially all of our operations and own substantially all of our assets through our Operating Partnership. We are the sole general partner of our Operating Partnership. As of September 30, 2026, we owned 98.5% of our Operating Partnership. Our Operating Partnership, in turn, owns all of the outstanding common stock of CHMI Sub-REIT, Inc. (the “Sub-REIT”). The Sub-REIT has elected to be taxed as a REIT under the Code commencing with its taxable year ended December 31, 2020.

From time to time, we may issue and sell shares of our common stock or preferred stock, including additional shares of our Series A Preferred Stock or Series B Preferred Stock. See “Item 1. Consolidated Financial Statements—Note 6. Equity and Earnings per Common Share—Common and Preferred Stock.”

Pursuant to the Company’s Common Stock ATM Program, the Company may offer and sell through one or more sales agents, up to $150.0 million in shares of its common stock at prices prevailing at the time, subject to volume and other regulatory limitations. As of September 30, 2026, approximately $34.6 million was remaining pursuant to the Common Stock ATM Program. During the three and nine-month periods ended September 30, 2026, the Company did not issue or sell any shares pursuant to the Common Stock ATM Program. During the year ended December 31, 2025, the Company issued and sold 4,909,053 shares of common stock under the Common Stock ATM Program. The shares were sold at a weighted average price of $3.00 per share for aggregate gross proceeds of approximately $14.7 million before fees of approximately $293,000.

In September 2019, the Company initiated a share repurchase program that allows for the repurchase of up to an aggregate of $10.0 million of its common stock. As of September 30, 2026, approximately $4.7 million was remaining under the share repurchase program. Shares may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act, or by any combination of such methods. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The share repurchase program does not require the purchase of any minimum number of shares, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025, the Company did not repurchase any common stock pursuant to the repurchase program.

In December 2023, the Company initiated a preferred stock repurchase program that allows for the repurchase of up to an aggregate of $50.0 million of its shares of preferred stock. Shares of preferred stock may be repurchased from time to time through privately negotiated transactions or open market transactions, pursuant to a trading plan in accordance with Rules 10b5-1 under the Exchange Act. The manner, price, number and timing of share repurchases are subject to a variety of factors, including market conditions and applicable SEC rules. The preferred stock repurchase program does not require the purchase of any minimum number of shares of preferred stock, and, subject to SEC rules, purchases may be commenced or suspended at any time without prior notice. During the three and nine-month periods ended September 30, 2026 and the year ended December 31, 2025, the Company did not repurchase any Preferred Stock pursuant to the repurchase program. Shares of preferred stock that are repurchased by the Company cease to be outstanding but remain authorized for future issuance.

On August 9, 2026, the Company, the Operating Partnership, MITT, Merger Sub, and MITT Manager entered into the Merger Agreement, pursuant to which, among other things, the Mergers will occur. The Mergers are expected to close in the fourth quarter of 2026, subject to the approval of the Company’s common stockholders and MITT’s common stockholders and the satisfaction of other customary closing conditions. Additional information regarding the proposed transaction is included in Note 1  - “Organization and Operations” to the accompanying consolidated financial statements.

Effects of Federal Reserve Policy on the Company

Between September 2025 and late 2025, the Federal Reserve reduced its federal funds rate target by a cumulative 75 basis points to a range of 3.50% to 3.75% and maintained this target range through much of 2026. In September 2026, however, the Federal Open Market Committee increased the target range by 25 basis points to 3.75% to 4.00% in support of the Federal Reserve’s dual mandate, citing continued economic uncertainty and inflation that remained above its long-term target.

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

Future actions by the Federal Reserve could affect our business, financial condition, and results of operations. To the extent the Federal Reserve further tightens monetary policy by increasing the federal funds rate and/or selling securities and reducing its balance sheet, these actions could result in higher interest rates, including for Agency RMBS, and reduce economic activity in the United States, as well as decrease spreads on interest rates, which can reduce our net interest income and increase our funding costs. They may also negatively impact our results as we have certain assets and liabilities that are sensitive to changes in interest rates. In addition, lower net interest income resulting from higher rates is partially offset by lower prepayments which extends the length of cash flows from the MSRs and slows the premium amortization on the RMBS portfolio.

Conversely, if the Federal Reserve takes future action to ease monetary policy by reducing its federal funds rate and/or purchasing securities and increasing its balance sheet, it will generally lower interest rates across asset classes, including for Agency RMBS. Lower rates could reduce our funding costs and spur economic activity, increasing our net interest income. Higher prepayment could reduce the length of cash flows from the MSRs and accelerate the premium amortization on the RMBS portfolio.

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

Set forth below is the positive net spread between the yield on RMBS and our costs of funding those assets at the end of each of the quarters indicated below:

Average Net Yield Spread at Period End
Quarter Ended	Average Asset Yield	Average Cost of Funds (A)	Average Net Interest Rate Spread
September 30, 2026	5.17%	1.55%	3.62%
June 30, 2026	5.16%	1.49%	3.67%
March 31, 2026	5.08%	1.63%	3.44%
December 31, 2025	5.08%	1.62%	3.46%

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

Results of Operations

Presented below is a comparison of the Company’s results of operations for the periods indicated (dollars in thousands):

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Income
Interest income	$14,203	$14,740	$44,793	$45,257
Interest expense	9,672	10,004	31,070	37,150
Net interest income	4,531	4,736	13,723	8,107
Servicing fee income	9,757	9,692	29,668	32,670
Servicing costs	2,235	2,319	6,843	6,794
Net servicing income	7,522	7,373	22,825	25,876
Other income (loss)
Realized loss on RMBS, net	-	(1,047)	(1,047)	(6,045)
Realized gain on derivatives, net	10,588	12,139	22,657	8,976
Realized gain on acquired assets, net	-	2	2	2
Unrealized gain (loss) on RMBS, measured at fair value through earnings, net	(51,776)	(860)	(65,072)	29,018
Unrealized gain (loss) on derivatives, net	32,098	(9,299)	28,920	(39,406)
Unrealized gain (loss) on investments in Servicing Related Assets	4,095	(2,351)	383	(14,968)
Credit loss and impairment on other assets	(500)	(2,815)	(3,315)	-
Total other loss	(5,495)	(4,231)	(17,472)	(22,423)
Total Income	6,558	7,878	19,076	11,560
Expenses
General and administrative expense	4,636	2,128	8,457	6,160
Compensation and benefits	1,835	1,889	5,303	4,738
Total Expenses	6,471	4,017	13,760	10,898
Income Before Income Taxes	87	3,861	5,316	662
Provision for corporate business taxes	1,560	67	2,566	1,578
Net Income (Loss)	(1,473)	3,794	2,750	(916)
Net loss (income) allocated to non-controlling interests in Operating Partnership	21	(55)	(40)	16
Dividends on preferred stock	(2,419)	(2,403)	(7,213)	(7,393)
Net Income (Loss) Applicable to Common Stockholders	$(3,871)	$1,336	$(4,503)	$(8,293)

Presented below is summary financial data on our segments together with the data for the Company as a whole, for the periods indicated (dollars in thousands):

Segment Summary Data

	Servicing Related Assets	RMBS	All Other	Total
Income Statement
Three Months Ended September 30, 2026
Interest income	$(11)	$14,214	$-	$14,203
Interest expense	34	9,638	-	9,672
Net interest income (expense)	(45)	4,576	-	4,531
Servicing fee income	9,757	-	-	9,757
Servicing costs	2,235	-	-	2,235
Net servicing income	7,522	-	-	7,522
Other income (expense) (A)	2,873	(8,368)	-	(5,495)
Other operating expenses (B)	(1,246)	(804)	(4,421)	(6,471)
Provision for corporate business taxes	(1,560)	-	-	(1,560)
Net other comprehensive income (loss)	-	(8,928)	-	(8,928)
Comprehensive income (loss)	$7,544	$(13,524)	$(4,421)	$(10,401)

Three Months Ended June 30, 2026
Interest income	$53	$14,687	$-	$14,740
Interest expense	252	9,752	-	10,004
Net interest income (expense)	(199)	4,935	-	4,736
Servicing fee income	9,692	-	-	9,692
Servicing costs	2,319	-	-	2,319
Net servicing income	7,373	-	-	7,373
Other income (expense) (A)	(5,542)	1,311	-	(4,231)
Other operating expenses (B)	(1,074)	(720)	(2,223)	(4,017)
Provision for corporate business taxes	(67)	-	-	(67)
Net other comprehensive income (loss)	-	502	-	502
Comprehensive income (loss)	$491	$6,028	$(2,223)	$4,296

Nine Months Ended September 30, 2026
Interest income	$94	$44,699	$-	$44,793
Interest expense	883	30,187	-	31,070
Net interest income (expense)	(789)	14,512	-	13,723
Servicing fee income	29,668	-	-	29,668
Servicing costs	6,843	-	-	6,843
Net servicing income	22,825	-	-	22,825
Other expense (A)	(4,326)	(13,146)	-	(17,472)
Other operating expenses (B)	(3,154)	(2,221)	(8,385)	(13,760)
Provision for corporate business taxes	(2,566)	-	-	(2,566)
Net other comprehensive income (loss)	-	(10,868)	-	(10,868)
Comprehensive income (loss)	$11,990	$(11,723)	$(8,385)	$(8,118)

Nine Months Ended September 30, 2025
Interest income	$80	$45,177	$-	$45,257
Interest expense	1,065	36,085	-	37,150
Net interest income (expense)	(985)	9,092	-	8,107
Servicing fee income	32,670	-	-	32,670
Servicing costs	6,794	-	-	6,794
Net servicing income	25,876	-	-	25,876
Other expense (A)	(14,190)	(8,233)	-	(22,423)
Other operating expenses (B)	(2,644)	(2,096)	(6,158)	(10,898)
Provision for corporate business taxes	(1,578)	-	-	(1,578)
Net other comprehensive income (loss)	-	9,731	-	9,731
Comprehensive income (loss)	$6,479	$8,494	$(6,158)	$8,815

(A)	Included in other income (expense) are realized and unrealized gains (losses) on Servicing Related Assets, RMBS and derivatives and credit loss and impairment on other asset.
(B)	Included in other operating expenses are general and administrative expenses and compensation and benefits.

	Servicing Related Assets	RMBS	All Other	Total
Balance Sheet
September 30, 2026
Investments	$215,199	$1,008,499	$-	$1,223,698
Other assets	16,860	73,654	41,277	131,791
Total assets	232,059	1,082,153	41,277	1,355,489
Debt	138,751	964,859	-	1,103,610
Other liabilities	1,623	28,720	8,782	39,125
Total liabilities	140,374	993,579	8,782	1,142,735
Net Assets	$91,685	$88,574	$32,495	$212,754

December 31, 2025
Investments	$214,831	$1,213,851	$-	$1,428,682
Other assets	28,904	27,293	55,677	111,874
Total assets	243,735	1,241,144	55,677	1,540,556
Debt	145,191	1,137,200	-	1,282,391
Other liabilities	2,575	9,504	7,554	19,633
Total liabilities	147,766	1,146,704	7,554	1,302,024
Net Assets	$95,969	$94,440	$48,123	$238,532

Interest Income

Interest income for the three-month period ended September 30, 2026 was $14.2 million as compared to $14.7 million for the three-month period ended June 30, 2026. The decrease of $0.5 million was mainly due to a decrease in price premium amortization.

Interest income for the nine-month period ended September 30, 2026 was $44.8 million as compared to $45.3 million for the nine-month period ended September 30, 2025. The decrease of $0.5 million was mainly due to a decrease in price premium amortization.

Interest Expense

Interest expense for the three-month period ended September 30, 2026 was $9.7 million as compared to $10.0 million for the three-month period ended June 30, 2026. The decrease of $0.3 million in interest expense was due to changes in the Company’s leverage.

Interest expense for the nine-month period ended September 30, 2026 was $31.1 million as compared to $37.2 million for the nine-month period ended September 30, 2025. The decrease of $6.1 million in interest expense was due to a decrease in financing rates combined with a decrease in notes payable.

Servicing Fee Income

Servicing fee income for the three-month period ended September 30, 2026 was $9.8 million as compared to $9.7 million for the three-month period ended June 30, 2026. The change was nominal.

Servicing fee income for the nine-month period ended September 30, 2026 was $29.7 million as compared to $32.7 million for the nine-month period ended September 30, 2025. The decrease of $3.0 million in servicing fee income was due to changes in the size of the portfolio.

Servicing Costs

Servicing costs for the three-month period ended September 30, 2026 were $2.2 million as compared to $2.3 million for the three-month period ended June 30, 2026 and September 30,2025 were $6.8 million. The change was nominal.

Servicing costs for each of the nine-month periods ended September 30, 2026 and September 30, 2025 were $6.8 million. The change was nominal.

Realized Loss on RMBS, Net

Realized loss on RMBS for the three-month period ended September 30, 2026 was $0 as compared to $1.0 million for the three-month period ended June 30, 2026. The decrease of $1.0 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized loss on RMBS for the nine-month period ended September 30, 2026 was approximately $1.0 million as compared to $6.0 million for the nine-month period ended September 30, 2025. The decrease of $5.0 million in realized loss on RMBS was due to the timing and volume of RMBS sales.

Realized Gain (Loss) on Derivatives, Net

Realized gain on derivatives for the three-month period ended September 30, 2026 was approximately $10.6 million as compared to a $12.1 million for the three-month period ended June 30, 2026. The decrease of $1.5 million in realized gain on derivatives was substantially comprised of an increase of $2.8 million in gains on U.S. Treasury futures offset by a decrease of $0.7 million in gain on Eris SOFR swap futures and a decrease of $0.6 million in gain on TBAs due to changes in interest rates as well as composition of derivatives.

Realized gain on derivatives for the nine-month period ended September 30, 2026 was approximately $22.7 million as compared to $9.0 million for the nine-month period ended September 30, 2025. The increase of $13.7 million in realized gain on derivatives was substantially comprised of an increase of $14.0 million in gains on TBAs, a decrease of $1.2 million in losses on interest rate swaps and an increase of $3.7 million in gains on Eris SOFR swap futures offset by a decrease of $0.6 million in gains on U.S. Treasury futures and a decrease of $4.6 million in interest rate swaps periodic interest income due to changes in interest rates as well as composition of derivatives

Unrealized Gain (Loss) on RMBS, Measured at Fair Value through Earnings, Net

Unrealized loss on RMBS measured at fair value through earnings for the three-month period ended September 30, 2026 was $51.8 million as compared to $0.9 million for the three-month period ended June 30, 2026. The increase of $50.9 million in unrealized loss on RMBS measured at fair value through earnings was a result of changes in interest rates combined with spread widening.

Unrealized loss on RMBS measured at fair value through earnings for the nine-month period ended September 30, 2026 was $65.1 million, compared to an unrealized gain of $29.0 million for the nine-month period ended September 30, 2025. The $94.1 million change was primarily due to an increase in interest rates and spread widening during the period.

Unrealized Gain (Loss) on Derivatives

Unrealized gain on derivatives for the three-month period ended September 30, 2026 was approximately $32.1 million as compared to an unrealized loss on derivatives of $9.3 million for the three-month period ended June 30, 2026. The $41.4 million favorable change was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized gain on derivatives for the nine-month period ended September 30, 2026 was approximately $28.9 million as compared to an unrealized loss on derivatives of $39.4 million for the nine-month period ended September 30, 2025. The increase of $68.3 million in unrealized gain on derivatives was primarily due to changes in interest rates and the composition of our derivatives relative to the prior period.

Unrealized Gain (Loss) on Investments in Servicing Related Assets

Unrealized gain on our investments in Servicing Related Assets for the three-month period ended September 30, 2026 was approximately $4.1 million as compared to an unrealized loss of $2.4 million for the three-month period ended June 30, 2026. The increase of $6.5 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Unrealized gain on our investments in Servicing Related Assets for the nine-month period ended September 30, 2026 was approximately $0.4 million as compared to an unrealized loss of $15.0 million for the nine-month period ended September 30, 2025. The increase of $15.4 million in unrealized gain on our investments in Servicing Related Assets was primarily due to changes in valuation inputs or assumptions and paydown of underlying loans.

Credit Loss and Impairment on Other Assets

Credit loss and impairment on other assets for the three-month period ended September 30, 2026 was approximately $0.5 million as compared to $2.8 million for the three-month period ended June 30, 2026. The decrease of $2.3 million was due to lower impairment and credit loss charges recognized during the current quarter as compared to the prior quarter, which included additional reserves recorded on certain other assets based on management’s assessment of their estimated recoverable values.

Credit loss and impairment on other assets for the nine-month period ended September 30, 2026 was approximately $3.3 million as compared to $0 for the nine-month period ended September 30, 2025. The increase of $3.3 million was due to the recognition of credit loss and impairment charges on certain other assets following management’s assessment of their estimated recoverable values.

General and Administrative Expense

General and administrative expense was $4.6 million for the three-month period ended September 30, 2026 as compared to $2.1 million for the three-month period ended June 30, 2026. The increase of $2.5 million in general and administrative expense was primarily due to transaction related expenses incurred in connection with the Mergers.

General and administrative expense was $8.5 million for nine-month period ended September 30, 2026 as compared to $6.2 million for the nine-month period ended September 30, 2025. The increase of $2.3 million in general and administrative expense was primarily due to transaction related expenses incurred in connection with the Mergers.

Compensation and Benefits

Compensation and benefits expense for the three-month period ended September 30, 2026 was $1.8 million as compared to $1.9 million for the three-month period ended June 30, 2026. The change was nominal.

Compensation and benefits expense for the nine-month period ended September 30, 2026 was $5.3 million as compared to $4.7 million for the nine-month period ended September 30, 2025. The increase of $0.6 million in compensation and benefits was due to the adoption of the 2026 Executive Plan.

Net Income (Loss) Allocated to Non-controlling Interests in Operating Partnership

Net income (loss) allocated to non-controlling interests in the Operating Partnership, which are LTIP-OP Units owned by directors, officers and employees of the Company and by certain individuals who provided services to us through the Manager prior to the Internalization, represented approximately 1.4% and  1.5% of net income for the three-month periods ended September 30, 2026 and June 30, 2026, respectively and 1.5% and 1.8% of net income (loss) for the nine month periods ended September 30, 2026 and September 30, 2025 respectively.

For the periods indicated below, our accumulated other comprehensive income (loss) changed as a result of the indicated gains and losses (dollars in thousands):

 Accumulated Other Comprehensive Income (Loss)

Three Months Ended September 30, 2026
Accumulated other comprehensive income, June 30, 2026	$1,757
Other comprehensive loss	(8,798)
Accumulated other comprehensive loss, September 30, 2026	$(7,041)

Three Months Ended June 30, 2026
Accumulated other comprehensive income, March 31, 2026	$1,262
Other comprehensive income	495
Accumulated other comprehensive income, June 30, 2026	$1,757

Nine Months Ended September 30, 2026
Accumulated other comprehensive income, December 31, 2025	$3,669
Other comprehensive loss	(10,710)
Accumulated other comprehensive loss, September 30, 2026	$(7,041)

Nine Months Ended September 30, 2025
Accumulated other comprehensive loss, December 31, 2024	$(7,270)
Other comprehensive income	9,779
Accumulated other comprehensive income, September 30, 2025	$2,509

Our GAAP equity changes as the values of our RMBS are marked to market each quarter, among other factors. The primary causes of mark to market changes are changes in interest rates and nominal spreads. During the three and nine-month periods ended September 30, 2026, a rise in interest rates combined with widening of nominal spreads caused a net unrealized loss on our available-for-sale RMBS. During the three-month period ended June 30, 2026, a small unrealized gain on our available-for-sale RMBS was a result of changes in interest rates combined with the sale of securities.  During the nine-month period ended September 30, 2025, a drop in interest rates caused a net unrealized gain on our available-for-sale RMBS. Unrealized gain (loss) on available-for-sale RMBS is recorded in accumulated other comprehensive income (loss).

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains analysis and discussion of non-GAAP financial measures, including:

•	earnings available for distribution; and

•	earnings available for distribution per average common share.

Earnings available for distribution (“EAD”) is a non-GAAP financial measure that we define as GAAP net income (loss), excluding realized gain (loss) on RMBS, unrealized gain (loss) on RMBS measured at fair value through earnings, realized and unrealized gain (loss) on derivatives, realized gain (loss) on acquired assets, realized and unrealized gain (loss) on investments in MSRs (net of any estimated MSR amortization), credit loss and impairment on other assets, transaction related expenses and any tax expense (benefit) on realized and unrealized gain (loss) on MSRs and other non-EAD income (loss) items. MSR amortization refers to the portion of the change in fair value of the MSR that is primarily due to the realization of cashflows, runoff resulting from prepayments and an adjustment for any gain or loss on the capital used to purchase the MSR. EAD also includes interest rate swap periodic interest income (expense) and drop income on TBA dollar roll transactions, which are included in “Realized gain (loss) on derivatives, net” on the consolidated statements of income (loss). EAD attributable to common stockholders is adjusted to exclude outstanding LTIP-OP Units in our Operating Partnership and dividends paid on our preferred stock.

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

Earnings Available for Distribution

EAD for the three-month period ended September 30, 2026 as compared to the three-month period ended June 30, 2026 decreased by approximately $0.3 million, or $0.01 per average common share primarily due to a decrease in price premium amortization.

EAD for the nine-month period ended September 30, 2026 as compared to the nine-month period ended September 30, 2025 increased by approximately $4.1 million, or $0.09 per average common share primarily due to a decrease in borrowing costs and an increase in drop income on TBA dollar rolls offset by a decrease in interest rate swap periodic interest income.

The following table reconciles the GAAP measure of net income (loss) to EAD and related per average common share amounts, for the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net Income (Loss)	$(1,473)	$3,794	$2,750	$(916)
Realized loss on RMBS, net	-	1,047	1,047	6,045
Realized loss (gain) on derivatives, net (A)	(5,378)	(6,987)	(8,068)	9,049
Realized gain on acquired assets, net	-	(2)	(2)	(2)
Unrealized loss (gain) on RMBS measured at fair value through earnings, net	51,776	860	65,072	(29,018)
Unrealized loss (gain) on derivatives, net	(32,098)	9,299	(28,920)	39,406
Unrealized gain on investments in MSRs, net of estimated MSR amortization	(10,708)	(3,866)	(19,555)	(8,272)
Credit loss and impairment on other assets	500	2,815	3,315	-
Transaction related expenses	2,835	240	3,075	-
Tax expense on realized and unrealized gain on MSRs and other Non-EAD income (loss) items	2,323	842	4,869	3,365
Total EAD:	$7,777	$8,042	$23,583	$19,657
EAD attributable to non-controlling interests in Operating Partnership	(112)	(117)	(342)	(336)
Dividends on preferred stock	(2,419)	(2,403)	(7,213)	(7,393)
EAD Attributable to Common Stockholders	$5,246	$5,522	$16,028	$11,928
EAD Attributable to Common Stockholders, per Diluted Share	$0.14	$0.15	$0.44	$0.35
GAAP Net Income (Loss) Per Share of Common Stock, per Diluted Share	$(0.11)	$0.04	$(0.12)	$(0.25)

(A)
Excludes drop income on TBA dollar rolls of $1.5 million and $1.4 million for the three-month periods ended September 30, 2026 and June 30, 2026, respectively, and interest rate swap periodic interest income of $3.7 million for each of the three-month periods ended September 30, 2026 and June 30, 2026. Excludes drop income on TBA dollar rolls of $3.4 million and $2.2 million and interest rate swap periodic interest income of $11.2 million and $15.8 million for the nine-month periods ended September 30, 2026 and September 30, 2025, respectively.

Our Portfolio

MSRs

Aurora’s portfolio of Fannie Mae and Freddie Mac MSRs have an aggregate UPB of approximately $14.9 billion as of September 30, 2026.

The following tables set forth certain characteristics of the mortgage loans underlying those MSRs as of the dates indicated (dollars in thousands):

MSR Collateral Characteristics

As of September 30, 2026

		Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$215,199	$14,864,041	3.49%	0.25%	276	72	0.0%
MSR Total/Weighted Average	$215,199	$14,864,041	3.49%	0.25%	276	72	0.0%

As of December 31, 2025

		Collateral Characteristics

	Current Carrying Amount	Current Principal Balance	WA Coupon(A)	WA Servicing Fee(A)	WA Maturity (months)(A)	WA Loan Age (months)(A)	ARMs %(B)
MSRs	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%
MSR Total/Weighted Average	$214,831	$15,891,266	3.49%	0.25%	283	63	0.0%

(A)	Weighted average coupon, servicing fee, maturity and loan age of the underlying residential mortgage loans in the pool are based on the unpaid principal balance.
(B)	ARMs % represents the percentage of the total principal balance of the pool that corresponds to ARMs and hybrid ARMs.

RMBS

The following tables summarize the characteristics of our RMBS portfolio and certain characteristics of the collateral underlying our RMBS as of the dates indicated (dollars in thousands):

RMBS Characteristics

As of September 30, 2026

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$125,830	$85,373	$-	$(3,305)	$82,068	9	(B)	5.00%	5.13%	25
Freddie Mac	99,397	67,500	-	(3,811)	63,689	8	(B)	4.94%	4.99%	26
RMBS, measured at fair value through earnings
Fannie Mae	457,173	368,311	68	(16,861)	351,518	34	(B)	5.04%	5.13%	27
Freddie Mac	673,686	533,616	397	(22,789)	511,224	52	(B)	5.14%	5.22%	27
Total/weighted average RMBS	$1,356,086	$1,054,800	$465	$(46,766)	$1,008,499	103		5.08%	5.17%	27

As of December 31, 2025

Asset Type	Original Face Value	Book Value	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
			Gains	Losses			Rating	Coupon	Yield(C)	Maturity (Years)
RMBS, available-for-sale, measured at fair value through OCI
Fannie Mae	$150,782	$110,321	$3,094	$(232)	$113,183	10	(B)	4.67%	4.83%	26
Freddie Mac	125,240	92,829	1,149	(259)	93,719	10	(B)	4.67%	4.76%	26
RMBS, measured at fair value through earnings
Fannie Mae	469,667	408,260	10,506	(121)	418,645	35	(B)	5.04%	5.14%	28
Freddie Mac	676,854	572,802	15,578	(76)	588,304	52	(B)	5.05%	5.14%	27
Total/weighted average RMBS	$1,422,543	$1,184,212	$30,327	$(688)	$1,213,851	107		4.98%	5.08%	27

(A)	See “Part I, Item 1. Notes to Consolidated Financial Statements—Note 8. Fair Value” regarding the estimation of fair value, which approximates carrying value for all securities.
(B)	The Company used an implied AA+ rating for the Agency RMBS.
(C)	The weighted average yield is based on the most recent gross monthly interest income, which is then annualized and divided by the book value of settled securities.

The following table summarizes the net interest spread of our RMBS portfolio as of the dates indicated:

Net Interest Spread
	September 30, 2026	December 31, 2025
Weighted Average Asset Yield	5.80%	5.24%
Weighted Average Interest Expense (A)	2.35%	2.72%
Net Interest Spread	3.45%	2.52%

(A)	Weighted average interest expense includes the benefits of related swaps.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. Additionally, to maintain our status as a REIT under the Code, we must distribute annually at least 90% of our REIT taxable income. In 2017, the Internal Revenue Service issued a revenue procedure permitting “publicly offered” REITs to make elective stock dividends (i.e., dividends paid in a mixture of stock and cash), with at least 20% of the total distribution being paid in cash, to satisfy their REIT distribution requirements. In December 2021, the Internal Revenue Service issued a revenue procedure that temporarily reduces the minimum amount of the total distribution that must be paid in cash to 10% for distributions declared on or after November 1, 2021, and on or before September 30, 2022, provided certain other parameters detailed in the Revenue Procedure are satisfied. Pursuant to these revenue procedures, the Company has in the past elected to make distributions of its taxable income in a mixture of stock and cash.

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

Repurchase Agreements

As of September 30, 2026, we had repurchase agreements with multiple counterparties and approximately $964.9 million of outstanding repurchase agreement borrowings from 18 of those counterparties, which were used to finance RMBS. As of September 30, 2026, our exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity. Under these agreements, which are uncommitted facilities, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date at the same price that we initially sold the security plus the interest charged. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut.” The weighted average haircut on our repurchase debt at September 30, 2026 was approximately 4.4%. During the term of the repurchase transaction, which can be as short as a few days, the counterparty holds the security and posts margin as collateral. The counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the transaction. If this value declines by more than a de minimis threshold, the counterparty requires us to post additional collateral (or “margin”) in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we are, from time to time, a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments.

Set forth below is the average aggregate balance of borrowings under the Company’s repurchase agreements for each of the periods shown and the aggregate balance as of the end of each such period (dollars in thousands):

Repurchase Agreement Average and Maximum Amounts

Quarter Ended	Average Monthly Amount	Maximum Month-End Amount	Quarter Ending Amount
September 30, 2026	$983,270	$994,391	$964,859
June 30, 2026	$1,007,558	$1,012,512	$1,008,738
March 31, 2026	$1,124,644	$1,131,248	$1,121,670
December 31, 2025	$1,135,331	$1,137,200	$1,137,200
September 30, 2025	$1,086,896	$1,107,141	$1,107,141
June 30, 2025	$1,049,729	$1,072,294	$1,072,294
March 31, 2025	$1,047,203	$1,049,867	$1,049,867
December 31, 2024	$1,092,320	$1,132,004	$1,077,257

The decrease in the Company’s borrowings under its repurchase agreements as of September 30, 2026 as compared to December 31, 2025 was primarily due to the sale of RMBS, a large portion of which are financed through repurchase agreements.

These short-term borrowings were used to finance certain of our investments in RMBS. The RMBS repurchase agreements are guaranteed by the Company. The weighted average difference between the market value of the assets and the face amount of available financing for the RMBS repurchase agreements, or the haircut, was 4.4% as of September 30, 2026 and 4.4% as of December 31, 2025. The following tables provide additional information regarding borrowings under our repurchase agreements (dollars in thousands):

Repurchase Agreement Characteristics

As of September 30, 2026

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$983,899	$964,859	3.98%
Total/Weighted Average	$983,899	$964,859	3.98%

As of December 31, 2025

	RMBS Market Value	Repurchase Agreements	Weighted Average Rate
Less than one month	$1,189,714	$1,137,200	3.99%
Total/Weighted Average	$1,189,714	$1,137,200	3.99%

The amount of collateral as of September 30, 2026 and December 31, 2025, including cash, was $1,000.6 million and $1,192.6 million, respectively.

The weighted average term to maturity of our borrowings under repurchase agreements as of September 30, 2026 and December 31, 2025 was 22 days and 16 days, respectively.

MSR Financing

As of September 30, 2026, the Company had two separate MSR financing facilities: (i) the Freddie Mac MSR Revolver, which is a revolving credit facility for up to $100.0 million that is secured by all Freddie Mac MSRs owned by Aurora; and (ii) the Fannie Mae MSR Revolving Facility, which is a revolving credit facility for up to $100.0 million, that is secured by all Fannie Mae MSRs owned by Aurora. Both financing facilities are available for MSRs as well as certain servicing related advances associated with MSRs.

Freddie Mac MSR Revolver. In July 2018, the Company, Aurora and QRS V (collectively with Aurora and the Company, the “Borrowers”) entered into a $25.0 million revolving credit facility (the “Freddie Mac MSR Revolver”) pursuant to which Aurora pledged all of its existing and future MSRs on loans owned or securitized by Freddie Mac. On April 2, 2019, Aurora and QRS V entered into an amendment that increased the maximum amount of the Freddie Mac MSR Revolver to $100.0 million. In May 2026, the Borrowers entered into an amendment that extended the revolving period for an additional 364 days with the Borrowers’ option for one renewal for similar terms followed by a one-year term out feature with a 24-month amortization schedule. Amounts borrowed bear interest at a weighted average borrowing rate of 6.5%. At September 30, 2026 and December 31, 2025, approximately $52.5 million and $55.5 million, respectively, was outstanding under the Freddie Mac MSR Revolver.

Fannie Mae MSR Revolving Facility. In October 2021, Aurora and QRS III entered into the Fannie Mae MSR Revolving Facility, pursuant to which Aurora and QRS III pledged their respective rights in all existing and future MSRs for loans owned or securitized by Fannie Mae to secure borrowings outstanding from time to time. The original maximum credit amount outstanding at any one time under the Fannie Mae MSR Revolving Facility was $150.0 million. The revolving period is 24 months which may be extended by agreement with the lender. In October 2023, Aurora and QRS III entered into an amendment to the Fannie Mae MSR Revolving Facility that extended the revolving period for an additional 24 months. In October 2025, Aurora and QRS III entered into an amendment to the Fannie Mae MSR which (i) extended the revolving period by an additional 24 months, and (ii) reduced the credit amount to $100 million, with the option for Aurora and QRS III to increase the maximum credit to $150 million at any time during the extended 24-month revolving period. The revolving period may be further extended by a period of 1-year by agreement with the lender. Amounts borrowed bear interest at a weighted average borrowing rate of 6.4%. At the end of the revolving period, the outstanding amount will be converted to a three-year term loan that will bear interest at a rate calculated at a spread over the rate for one-year interest rate swaps. The Company has guaranteed repayment of all indebtedness under the Fannie Mae MSR Revolving Facility. At September 30, 2026 and December 31, 2025, approximately $87.0 million and $90.8 million, respectively, was outstanding under the Fannie Mae MSR Revolving Facility.

Cash Flows

Operating and Investing Activities

Our operating activities provided cash of approximately $17.0 million and $4.6 million for the three-month periods ended September 30, 2026 and June 30, 2026, respectively. Our investing activities provided cash of approximately $30.7 million and $114.4  million for the three-month periods ended September 30, 2026 and June 30, 2026, respectively. The cash provided by our investing activities primarily resulted from principal paydowns of RMBS and proceeds from the sale of RMBS offset by RMBS purchases and payments for settlements of derivatives.

Our operating activities provided cash of approximately $34.3 million and $10.7 million for the nine-month periods ended September 30, 2026 and September 30, 2025, respectively. Our investing activities provided cash of approximately $173.7 million for the nine-month period ended September 30, 2026 and used cash of approximately of $24.4 million for the nine-month period ended September 30, 2025, respectively. The cash provided by our investing activities primarily resulted from principal paydowns of RMBS and proceeds from the sale of RMBS offset by RMBS purchases and payments for settlements of derivatives.

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

We make distributions based on a number of factors, including an estimate of taxable earnings. Dividends distributed and taxable income will typically differ from GAAP earnings due to items such as fair value adjustments, differences in premium amortization and discount accretion, and nondeductible general and administrative expenses. Our common dividend per share may be substantially different than our taxable earnings and GAAP earnings per share. Our GAAP loss per diluted share for the three-month period ended September 30, 2026 was $0.11 compared to GAAP income per diluted share for the three-month period ended June 30, 2026 of $0.04. Our GAAP loss per diluted share for the nine-month periods ended September 30, 2026 and September 30, 2025 was $0.12 and $0.25, respectively.

Contractual Obligations

Our contractual obligations as of September 30, 2026 and December 31, 2025 included repurchase agreements, borrowings under our MSR financing arrangements, and our subservicing agreements.

The following table summarizes our contractual obligations for borrowed money as of the dates indicated (dollars in thousands):

Contractual Obligations Characteristics

As of September 30, 2026

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$964,859	$-	$-	$-	$964,859
Interest on repurchase agreement borrowings(A)	$1,270	$-	$-	$-	$1,270
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$52,500	$-	$-	$-	$52,500
Interest on Freddie Mac MSR Revolver borrowings	$863	$-	$-	$-	$863
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$11,603	$75,397	$-	$87,000
Interest on Fannie Mae MSR Revolving Facility	$466	$-	$-	$-	$466

As of December 31, 2025

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Repurchase agreements
Borrowings under repurchase agreements	$1,137,200	$-	$-	$-	$1,137,200
Interest on repurchase agreement borrowings(A)	$3,526	$-	$-	$-	$3,526
Freddie Mac MSR Revolver
Borrowings under Freddie Mac MSR Revolver	$55,500	$-	$-	$-	$55,500
Interest on Freddie Mac MSR Revolver borrowings	$973	$-	$-	$-	$973
Fannie Mae MSR Revolving Facility
Borrowings under Fannie Mae MSR Revolving Facility	$-	$7,355	$83,395	$-	$90,750
Interest on Fannie Mae MSR Revolving Facility	$518	$-	$-	$-	$518

(A)	Interest expense is calculated based on the interest rate in effect at September 30, 2026 and December 31, 2025, respectively, and includes all interest expense incurred through those dates.

Subservicing Agreements

As of September 30, 2026, Aurora had four subservicing agreements in place. The agreements each have two-year initial terms and are subject to automatic renewal for additional terms equal to the applicable initial term unless either party chooses not to renew. Each agreement may be terminated without cause by either party by giving notice as specified in the agreement. If an agreement is not renewed by the Company or terminated by the Company without cause, de-boarding fees will be due to the subservicer. Under each agreement, the subservicer agrees to service the applicable mortgage loans in accordance with applicable law and the requirements of the applicable Agency and the Company pays customary fees to the applicable subservicer for specified services. All expiring agreements to date have been automatically renewed for the extended terms.

Inflation

Substantially all of our assets and liabilities are financial in nature. As a result, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. As discussed above under “—Effects of Federal Reserve Policy on the Company”, the Federal Reserve reduced its federal funds rate target by an aggregate of 75 basis points during the second half of 2025 to a range of 3.50% to 3.75% and has maintained that target range through much of 2026 and in September 2026, increased the target range by 25 basis points to 3.75% to 4.00%. To the extent the Federal Reserve decides to ease monetary policy, its actions may decrease interest rates across asset classes and our interest expense and, thereby, increase our interest income. If the Federal Reserve decides to further tighten monetary policy however, it may increase our interest expense, which expense may not be fully offset by any resulting increase in our interest income. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our REIT taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

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

Prepayment Risk; Extension Risk

The following tables summarize the estimated change in fair value of our MSRs as of the dates indicated given several parallel shifts in the discount rate, voluntary prepayment rate and servicing cost (dollars in thousands):

MSR Fair Value Changes

As of September 30, 2026

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$239,041	$226,560	$215,199	$204,828	$195,332
Change in FV	$23,842	$11,360	$-	$(10,371)	$(19,867)
% Change in FV	11%	5%	-	(5)%	(9)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$226,182	$220,624	$215,199	$209,985	$204,999
Change in FV	$10,982	$5,425	$-	$(5,215)	$(10,200)
% Change in FV	5%	3%	-	(2)%	(5)%
Servicing Cost Shift in %
Estimated FV	$221,889	$218,544	$215,199	$211,855	$208,510
Change in FV	$6,690	$3,345	$-	$(3,345)	$(6,690)
% Change in FV	3%	2%	-	(2)%	(3)%

As of December 31, 2025

	(20)%	(10)%	-%	10%	20%
Discount Rate Shift in %
Estimated FV	$236,121	$225,027	$214,831	$205,437	$196,764
Change in FV	$21,290	$10,196	$-	$(9,393)	$(18,067)
% Change in FV	10%	5%	-	(4)%	(8)%
Voluntary Prepayment Rate Shift in %
Estimated FV	$227,465	$221,154	$214,831	$208,694	$202,804
Change in FV	$12,634	$6,323	$-	$(6,137)	$(12,027)
% Change in FV	6%	3%	-	(3)%	(6)%
Servicing Cost Shift in %
Estimated FV	$222,038	$218,434	$214,831	$211,227	$207,624
Change in FV	$7,207	$3,603	$-	$(3,603)	$(7,207)
% Change in FV	3%	2%	-	(2)%	(3)%

The following tables summarize the estimated change in fair value of our RMBS as of the dates indicated given several parallel shifts in interest rates (dollars in thousands):

RMBS Fair Value Changes

As of September 30, 2026

	September 30, 2026	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$683,984
Estimated FV		$692,334	$689,953	$687,183	$680,425	$676,624	$672,609
Change in FV		$8,350	$5,969	$3,199	$(3,559)	$(7,360)	$(11,375)
% Change in FV		1.22%	0.87%	0.47%	(0.52)%	(1.08)%	(1.66)%

As of December 31, 2025

	December 31, 2025	(0.75)%	(0.50)%	(0.25)%	0.25%	0.50%	0.75%
RMBS Portfolio
RMBS, net of swaps	$852,643
Estimated FV		$860,338	$858,665	$856,037	$848,686	$844,234	$839,359
Change in FV		$7,695	$6,022	$3,394	$(3,957)	$(8,409)	$(13,284)
% Change in FV		0.90%	0.71%	0.40%	(0.46)%	(0.99)%	(1.56)%

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

Counterparty Risk

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., the repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same securities back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). As of September 30, 2026, the Company’s exposure (defined as the amount of cash and securities pledged as collateral, less the borrowing under the repurchase agreement) to any of the counterparties under the repurchase agreements did not exceed five percent of the Company’s equity.

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

From time to time, the Company may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2026, the Company is not aware of any material legal or regulatory claims or proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The completion of the Mergers are subject to a number of conditions, including, among other things, the approval of each of CHMI’s and MITT’s stockholders, the listing on the NYSE of the MITT common stock and the MITT preferred stock issuable in the Merger, and the receipt of certain regulatory approvals, which make the completion and timing of the Mergers uncertain. The failure to satisfy any or all of the required conditions could delay the completion of the Mergers for a significant period of time or prevent them from occurring at all. There can be no assurance that the conditions precedent to the completion of the Mergers will be satisfied or waived, or that the Merger will be completed.

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

We did not have any unregistered sales of equity securities during the three months ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Insider Trading Arrangements

None of our officers or directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

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

CHERRY HILL MORTGAGE INVESTMENT CORPORATION

October 29, 2026	By:	/s/ Jeffrey Lown II
Jeffrey Lown II
President and Chief Executive Officer (Principal
Executive Officer)

October 29, 2026	By:	/s/ Apeksha Patel
Apeksha Patel
Chief Financial Officer and Treasurer
(Principal Financial Officer)